Form 10-Q
period 2013-07-31
ValueSetters Corp
filed 2013-09-16
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2013

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55036

VALUESETTERS INC.
(Exact name of registrant as specified in its charter)

Utah	87-0409951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

430 North Street White Plains, New York 10605
(Address of principal executive offices)

(203) 525-0450
(Registrant’s telephone number, including area code)

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 15, 2013, the Company had 500,000,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Valuesetters Inc.

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	Jul. 31, 2013	Apr. 30, 2013
Assets

Current assets
Cash and cash equivalents	$1,258	$3,075
Total current assets	1,258	3,075
Total assets	1,258	3,075

Liabilities and Stockholders’ Equity Deficit

Current liabilities

Accounts payable - Trade	78,652	79,943
Accounts payable - Related party	105,388	103,509
Accrued expenses	19,600	19,600
Secured note payable to related party	75,043	69,254
Notes payable- related parties	348,066	348,066
Loan payable - bank	50,237	50,229
Demand note payable	15,000	15,000
Total current liabilities	691,986	685,601

Stockholders'equity deficit
Common stock, $.001 par value; 500,000,000 shares authorized, 500,000,000 shares issued and outstanding in 2013 and 2012	500,000	500,000
Capital in excess of par value	420,968	420,968
Accumulated deficit through November 23, 2010*	(1,514,037)	(1,514,037)
Accumulated deficit during the development stage	(97,659)	(89,457)

Total stockholders' equity deficit	(690,728)	(682,526)
Total liabilities and stockholders' equity deficit	$1,258	$3,075

See notes to the condensed financial statements.

* Commencement of development stage

Valuesetters Inc.

(A Development Stage Company)

Statements of Loss

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	Period From November 23, 2010 (inception of development stage)
	July 31, 2013	July 31, 2012	to July 31, 2013

Revenues	$2,146	$1,670	$17,264

Costs and expenses:
Costs of services	649	406	2,107
Selling, general and administrative	5,217	15	63,094
Total costs and expenses	5,866	421	65,201

Income (loss) from operations	(3,720)	1,249	(47,937)

Other income (expense):
Interest expense	(4,482)	(3,538)	(49,722)
Net loss before taxes	(8,202)	(2,289)	(97,659)
Income taxes	—	—	—
Net loss	$(8,202)	$(2,289)	$(97,659)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	500,000,000	500,000,000	500,000,000

See notes to the condensed financial statements.

Valuesetters Inc.
(A Development Stage Company)
Statements of Comprehensive Loss

	Three Months Ended July 31,		Period From Nov. 23, 2010 (inception of development stage)
	2013	2012	to July 31, 2013

Net loss	$(8,202)	$(2,695)	$(97,659)
Other comprehensive income	—	—	—

Comprehensive loss	$(8,202)	$(2,695)	$(97,659)

See notes to the condensed financial statements.

Valuesetters Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended	For the Three Months Ended	Period From November 23, 2010 (inception of development stage)
	July 31, 2013	July 31, 2012	to July 31, 2013
Operating activities:
Net loss	$(8,202)	$(2,289)	$(97,659)
Changes in operating assets and liabilities:
Accounts payable	588	918	9,529
Accrued liabilities	—	—	30,600
Net cash used in operating activities:	(7,614)	(1,371)	(57,530)

Financing activities:
Proceeds from note payable – related party	5,797	1,000	47,637
Net cash provided by financing activities	5,797	1,000	47,637

Increase / (decrease) in cash and cash equivalents	(1,817)	(371)	(9,893)
Cash and cash equivalents at beginning of period	3,075	1,944	11,151
Cash and cash equivalents at the end of period	$1,258	$1,573	$1,258

See notes to the condensed financial statements.

Valuesetters Inc.

(A Development Stage Company)

Notes To Condensed Financial Statements (Unaudited)

Note 1– Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2013, are not necessarily indicative of the results that may be expected for the year ended April 30, 2014. For further information, refer to the audited financial statements and footnotes thereto for the year ended April 30, 2013 that are included in our Registration Statement on Form 10, filed with the SEC on September 3, 2013.

The financial statements are presented in United States dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America related to development stage companies.  The inception of the Company’s development stage began on November 23, 2010, with the purchase of the assets of an online games business. A development stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.  The Company’s fiscal year end is April 30.

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained recurring losses from its continuing operations and as of July 31, 2013, had negative working capital and a stockholders’ equity deficit of $690,728. In addition, the Company is unable to meet its obligations as they become due and sustain its operations. The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.

The Company may not be able to raise sufficient additional debt, equity or other cash on acceptable terms, if at all. Failure to generate sufficient revenues, achieve certain other business plan objectives or raise additional funds could have a material adverse effect on the Company’s results of operations, cash flows and financial position, including its ability to continue as a going concern, and may require it to significantly reduce, reorganize, discontinue or shut down its operations.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in its existence.

Management’s plans include:

1.	Seek to raise debt or equity for working capital purposes and to pay off existing debt balances. With sufficient additional cash available to the Company, it can begin to make marketing expenditures and hire people to generate more revenues, and consequently cut monthly operating losses.

2.	Continue to look for software niches and other digital products that can be sold via an Internet-based store. Various acquisition opportunities may help us generate the revenues we are seeking and be a quicker path to profitability than organic growth.

There can be no assurance that the Company will be able to achieve its business plan objectives or be able to achieve or maintain cash-flow-positive operating results. If the Company is unable to generate adequate funds from operations or raise sufficient additional funds, the Company may not be able to repay its existing debt, continue to operate its business network, respond to competitive pressures or fund its operations. As a result, the Company may be required to significantly reduce, reorganize, discontinue or shut down its operations. The financial statements do not include any adjustments that might result from this uncertainty.

Note 3 – Loss Per Common Share

Loss per common share data was computed as follows:

	Three Months Ended
	July 31, 2013	July 31, 2012
Net loss	$(8,202)	$(2,289)

Weighted average common shares outstanding	500,000,000	500,000,000
Effect of dilutive securities	—	—
Weighted average dilutive common shares outstanding	500,000,000	500,000,000

Loss per common share – basic	$(.00)	$(.00)

Loss per common share – diluted	$(.00)	$(.00)

Note 4 – Principal Financing Arrangements

The following table summarizes components of debt as of July 31, 2013 and April 30, 2013:

	July 31, 2013	April 30, 2013	Interest Rate
Secured lender (majority shareholder)	$75,043	$69,254	8.00%
Demand note payable – related parties	348,066	348,066	2.5%
Demand note payable	15,000	15,000	0%
Due to bank	50,237	50,229	5.5%
Total Debt	$488,346	$482,549

As of July 31, 2013 and April 30, 2013, the Company owed its principal lender (“Lender”) $75,043 and $69,254, respectively, under a revolving loan and security agreement (“Loan”) dated April 28, 2011. The maximum amount of the Loan is $250,000, and the Loan is payable on demand by its Lender. The Lender is also the majority shareholder of the Company, owning 295,219,103 shares of common stock, or 59% of the 500,000,000 shares issued and outstanding.

In connection with the financing, the Company has agreed to certain restrictive covenants, including, among others, that the Company may not convey, sell lease, transfer or otherwise dispose of any part of its business or property, except as permitted in the agreement, dissolve, liquidate or merge with any other party unless, in the case of a merger, the Company is the surviving entity, incur any indebtedness except as defined in the agreement, create or allow an lien on any of its assets or collateral that has been pledge to the Lender, make any loans to any person, except for prepaid items or deposits incurred in the ordinary course of business, or make any material capital expenditures

To secure the payment of all obligations to the lender, the Company granted to the lender a continuing security interest and first lien on all of the assets of the Company.

As of July 31, 2013 and April 30, 2013, the Company owed a board member $314,000 in a demand note payable dated April 30, 2011. The note represents monies lent to the Company by the board member under a home equity line of credit and the Company accrues interest payable to the board member for the actual interest charged under the home equity line of credit. The same board member has personally guaranteed a bank line of credit under which the Company has borrowed $50,000, and including unpaid interest, owes $50,237 and $50,229 as of July 31, 2013 April 30, 2013, respectively. The Company pays the monthly interest expense on the bank line of credit.

Note 5 – Income Taxes

At July 31, 2013, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1,032,000 that expire in the years 2014 through 2029. The Company has provided an allowance for the full value of the related deferred tax asset since it is more likely than not that none of such benefit will be realized. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

Due to the losses for the three-month periods ended July 31, 2013 and 2012, the Company has recorded no income tax expense in either of these three-month periods.

Note 6 – Related Party Transactions

The Company’s majority shareholder is also its principal lender. As of July 31, 2013 and April 30, 2013, the Company owed its majority shareholder, under a secured lending agreement, $75,043 and $69,2540, respectively. The maximum amount of the loan is $250,000, and the loan is payable on demand. The majority shareholder of the Company owns 295,219,103 shares of common stock, or 59% of the 500,000,000 shares issued and outstanding.

A director of the Company and founder of Valuesetters, Inc., which merged with the Company in December 2003, has personally guaranteed bank debt of $50,237 and $50,229, as of July 31, 2013 and April 30, 2013 and credit card debt of $27,007 and $28,298 as of July 31, 2013 and April 30, 2013, respectively. In addition to the personal guarantees, the Company owes him $421,774 and $419,895 as of July 31, 2013 and April 30, 2013, respectively, for loans, interest payable and unpaid expenses.

The Company owes a second director $31,680 as of July 31, 2013 and April 30, 2013.

Note 7 – Stockholders’ Equity (Deficit)

The Company is authorized to issue 500,000,000 shares of its common stock, par value $0.001. 500,000,000 shares were outstanding as of July 31, 2013 and April 30, 2013, and no shares were issued during the fiscal years ended April 30, 2013 or 2012. No warrants, options or other convertible securities are outstanding at September 15, 2013.

Note 8 – Fair Value

The Fair Value Measurements Topic of the FASB Accounting Standards Codification establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

  Level 1: inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the company has the ability to access at the measurement date.

  Level 2: inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

  Level 3: inputs are unobservable inputs for the asset or liability.

Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, we base fair value on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy. Fair value measurements for assets and liabilities where there exists limited or no observable market data and, therefore, are based primarily upon management’s own estimates, are often calculated based on current pricing policy, the economic and competitive environment, the characteristics of the asset or liability and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows that could significantly affect the results of current or future value.

Note 9 – Post Balance Sheet Events

The Company has analyzed its operations subsequent to July 31, 2013 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the U.S. Securities and Exchange Commission (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report. Operating results for the three-month period ended July 31, 2013 are not necessarily indicative of the results that may be expected for the year ending April 30, 2014.

Overview

We are an Internet-based game company that seeks free subscribers and revenue-generating subscribers. We allow subscribers to play games of chess for free and not receive rankings. We charge a fee to play the game against advanced players and to receive a ranking. We operate on an automated basis. We believe that Internet operations, customer sign-ups and game playing should occur without human intervention so that they can scale rapidly in the event the number of subscribers of the game begins to rapidly grow on a viral basis. We rely significantly on the programs we purchased, including the assets of NetGames.com, and we intend to acquire other Internet-based games and programs that can generate revenue with a minimum of personnel.

The games on our website use software technology that provides easy-to-use graphics, and allows real time interactivity with a competitor. Our one operational website is www.chess.net, which allows a person to play chess online, without typing any words, unless the person wants to use the website’s chat feature. People have the option of loading and playing games through their web browser with no downloading, or a person may download our chess software in order to play rated games and enter tournaments. Once the necessary software has been downloaded, a customer is required to provide certain personal and financial information, including a user name, password and bank or credit card information, in order to open an account. A person need not open an account to browse the website or play pick-up games. In order to enter chess tournaments and develop a track record that allows a person to be ranked against other players, a person must purchase a monthly, quarterly or annual membership. We sell memberships for $4.00 per month, $10.00 per quarter and $30.00 per year.

We plan to develop other interactive Internet-based games, including ones that are designed for smart phone users. We design our websites to be an entertaining, interactive, real time playing experience that provides maximum privacy and security to the customer. With respect to customer privacy and security, we do not disclose any personal information relating to any customer, but certain customers who use our on-line chat feature may decide to reveal their identities to other customers, or exchange email addresses or telephone numbers.

Results of Operations

For the Three Months Ended July 31, 2013 Compared to the Three Months Ended July 31, 2012

Our revenues for the first quarter of fiscal 2014 increased by $476, or 29%, to $2,146 as compared to $1,670 reported for the first quarter of fiscal 2013. The increase in revenues was from referrals, as we did no advertising or spending to attract new users.

Selling, general and administrative expenses increased by $5,202, to $5,217 for the first quarter of fiscal 2014 from $15 reported in the prior year fiscal period. The increase is primarily attributable to consulting fees of $3,000 and web development fees $1,775 for the website that hosts our chess games.

Interest expense increased by $944 to $4,482 for the quarter ended July 31, 2013, as compared to $3,538 for the prior fiscal quarter. Increased borrowings in the first quarter of fiscal 2014 accounted for the increase in interest expense.

Liquidity and Capital Resources

At July 31, 2013, we had cash and cash equivalents of $1,258 and negative working capital of $690,728 as compared to cash and cash equivalents of $3,075 and negative working capital of $682,526 at April 30, 2013.

Net cash used in operating activities aggregated $7,614 and $1,371 in the first quarters of fiscal 2014 and 2013, respectively. The principal use of cash from operating activities in the first quarters of fiscal 2014 and 2013 was the net loss of $8,202 and $2,289, respectively.

There was no investing activity in the first quarter of fiscal 2014 or in fiscal 2013.

Net cash provided by financing activities aggregated $5,797 and $1,000 in the first quarters of fiscal 2014 and 2013, respectively. The principal sources of cash from financing activities were proceeds from the working capital line provided by our majority stockholder.

In the first quarters of fiscal 2014 and 2013, there were no expenditures for capital assets. We do not anticipate any capital expenditures in fiscal 2014 to enhance or expand our existing business that is provided on the chess.net website.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern. However, we have sustained net losses from operations during the last several years, and we have very limited liquidity. Management anticipates that we will be dependent, for the near future, on additional capital to fund our operating expenses and anticipated growth and the report of our independent registered public accounting firm expresses doubt about our ability to continue as a going concern. Our operating losses have been funded through borrowings under a line of credit from our majority shareholder.

Although we are not yet profitable and we are not generating cash from operations, we believe we have short-term financing available from our majority shareholder to fund our monthly cash-flow deficit. While we continually look for other financing sources, in the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to us. Failure to generate sufficient revenues or raise additional capital will have an adverse impact on our ability to achieve our longer-term business objectives, and will adversely affect our ability to continue operating as a going concern.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide information under this item.

Item 4. Controls and Procedures.

(a) Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s principal executive officer (“PEO”) / principal financial officer (“PFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, the PEO / PFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the PEO / PFO, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses in our disclosure controls and procedures consisted of:

●	There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”) and the financial reporting requirements of the SEC;

●	There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements; and

●	There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

(b) Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosers

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification
101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: September 16, 2013	VALUESETTERS, INC.

By: /s/ Manuel Teixeira
Manuel Teixeira
Chairman of the Board and Chief Executive Officer