Form 10-Q
period 2013-10-31
ValueSetters Corp
filed 2013-12-23
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2013

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

As of December 15, 2013, the Company had 500,000,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Valuesetters Inc.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	31-Oct-13	30-Apr-13
Assets

Current assets:
Cash and cash equivalents	$1,088	$3,075
Total current assets	1,088	3,075
Total assets	$1,088	$3,075

Liabilities and Stockholders’ Deficit

Current liabilities:

Accounts payable
Trade	$77,306	$79,943
Related party	107,267	103,509
Accrued expenses	19,600	19,600
Secured note payable to related party	77,591	69,254
Notes payable – related parties	350,116	348,066
Loan payable - bank	49,819	50,229
Demand note payable	15,000	15,000
Total current liabilities	696,699	685,601

Stockholders’ deficit:
Common stock, $.001 par value; 500,000,000 shares
authorized, 500,000,000 shares issued and
outstanding in 2013 and 2012	500,000	500,000
Capital in excess of par value	420,968	420,968
Accumulated deficit through November 23, 2010*	(1,514,037)	(1,514,037)
Accumulated deficit during the development stage	(102,542)	(89,457)

Total stockholders’ deficit	(695,611)	(682,526)
Total liabilities and stockholders’ deficit	$1,088	$3,075

See notes to the financial statements.

* Commencement of development stage

Valuesetters Inc.

(A Development Stage Company)

Statements of Loss

(Unaudited)

	For the Six Months Ended	For the Six Months Ended	For the Three Months Ended	For the Three Months Ended	Period From November 23, 2010 (inception of development stage) to
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012	October 31, 2013

Revenues	$3,566	$3,214	$1,420	$1,544	$18,684

Costs and expenses:
Costs of services	797	574	148	168	2,255
Selling, general and administrative	6,427	5,562	1,210	5,547	64,304
Total costs and expenses	7,224	6,136	1,358	5,715	66,559

Income (loss) from operations	(3,658)	(2,922)	62	(4,171)	(47,875)

Other income (expense):
Interest expense	(9,427)	(7,242)	(4,945)	(3,704)	(54,667)
Net loss before taxes	(13,085)	(10,164)	(4,883)	(7,875)	(102,542)
Income taxes	—	—	—	—	—
Net loss	$(13,085)	$(10,164)	$(4,883)	$(7,875)	$(102,542)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding	500,000,000	500,000,000	500,000,000	500,000,000	500,000,000

See notes to the financial statements.

Valuesetters Inc.
(A Development Stage Company)
Statements of Comprehensive Loss
(Unaudited)

	For the Six Months Ended	For the Six Months Ended	For the Three Months Ended	For the Three Months Ended	Period From November 23, 2010 (inception of development stage)
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012	to October 31, 2013

Net loss	$(13,085)	$(10,164)	$(4,883)	$(7,875)	$(102,542)
Other comprehensive income	—	—	—	—	—

Comprehensive loss	$(13,085)	$(10,164)	$(4,883)	$(7,875)	$(102,542)

See notes to the financial statements.

Valuesetters Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended	For the Six Months Ended	Period From November 23, 2010 (inception of development stage) to
	October 31, 2013	October 31, 2012	October 31, 2013
Operating activities:
Net loss	$(13,085)	$(10,164)	$(102,542)
Changes in operating assets and liabilities:
Accounts payable	1,121	1,873	10,055
Accrued liabilities	—	5,000	30,600
Net cash used in operating activities	(11,964)	(3,291)	(61,887)

Financing activities:
Proceeds from note payable – related party	10,387	2,200	52,235
Payment of bank loan	(410)	—	(410)
Net cash provided by financing activities	9,977	2,200	51,825

Increase / (decrease) in cash and cash equivalents	(1,987)	(1,091)	(10,062)
Cash and cash equivalents at beginning of period	3,075	1,944	11,150
Cash and cash equivalents at the end of period	$1,088	$853	$1,088

Cash paid for:
Interest	$2,632	$3,494	$14,912
Income taxes	$—	$—	$—

See notes to the financial statements.

Valuesetters Inc.

(A Development Stage Company)

Notes To Financial Statements (Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three-month periods ended October 31, 2013, are not necessarily indicative of the results that may be expected for the year ended April 30, 2014. For further information, refer to the audited financial statements and footnotes thereto for the year ended April 30, 2013 that are included in our Registration Statement on Form 10, filed with the SEC on September 3, 2013.

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

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained recurring losses from its continuing operations and as of October 31, 2013, had negative working capital and a stockholders’ equity deficit of $695,611. In addition, the Company is unable to meet its obligations as they become due and sustain its operations. The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, debt payments and working capital requirements.

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

Management’s plans include:

1.	Seek to raise debt or equity for working capital purposes and to pay off existing debt balances. With sufficient additional cash available to the Company, it can begin to make marketing expenditures and hire people to generate more revenues, and consequently cut monthly operating losses.

2.	Continue to look for software niches and other digital products that can be sold via an Internet-based store. Various acquisition opportunities may help generate revenues and be a quicker path to profitability than organic growth.

3.	Utilize a new relationship with CloudWebStore and StationDigital to generate sales of music, movies and games over the Internet.

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

Note 3 – Loss Per Common Share

Loss per common share data was computed as follows:

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012

Net loss	$(13,085)	$(10,164)	$(4,883)	$(7,875)

Weighted average common shares outstanding	500,000,000	500,000,000	500,000,000	500,000,000
Effect of dilutive securities	—	—	—	—
Weighted average dilutive common shares outstanding	500,000,000	500,000,000	500,000,000	500,000,000

Loss per common share – basic	$(.00)	$(.00)	$(.00)	$(.00)

Loss per common share – diluted	$(.00)	$(.00)	$(.00)	$(.00)

Note 4 – Principal Financing Arrangements

The following table summarizes components of debt as of October 31, 2013 and April 30, 2013:

	October 31, 2013	April 30, 2013	Interest Rate

Secured lender (majority shareholder)	$77,591	$69,254	8.00%
Demand notes payable – related parties	350,116	348,066	2.5%
Demand note payable	15,000	15,000	0%
Due to bank	49,819	50,229	5.5%
Total Debt	$492,526	$482,549

As of October 31, 2013 and April 30, 2013, the Company owed its principal lender (“Lender”) $77,591 and $69,254, respectively, under a revolving loan and security agreement (“Loan”) dated April 28, 2011. The maximum amount of the Loan is $250,000, and the Loan is payable on demand by its Lender. The Lender is also the majority shareholder of the Company, owning 295,219,103 shares of common stock, or 59% of the 500,000,000 shares issued and outstanding.

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

As of August 31, 2013 and April 30, 2013, the Company owed a board member $314,000 in a demand note payable dated April 30, 2011. The note represents monies lent to the Company by the board member under a home equity line of credit and the Company accrues interest payable to the board member for the actual interest charged under the home equity line of credit. The same board member has personally guaranteed a bank line of credit under which the Company has borrowed $50,000, and including unpaid interest, owes $49,819 and $50,229 as of October 31, 2013 and April 30, 2013, respectively. The Company pays the monthly interest expense on the bank line of credit.

Note 5 – Income Taxes

At October 31, 2013, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1,032,000 that expire in the years 2014 through 2029. The Company has provided an allowance for the full value of the related deferred tax asset since it is more likely than not that none of such benefit will be realized. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

Due to the losses for the six and three-month periods ended October 31, 2013 and 2012, the Company has recorded no income tax expense in either of these periods.

Note 6 – Related Party Transactions

The Company’s majority shareholder is also its principal lender. As of October 31, 2013 and April 30, 2013, the Company owed its majority shareholder, under a secured lending agreement, $77,591 and $69,254, respectively. The maximum amount of the loan is $250,000, and the loan is payable on demand. The majority shareholder of the Company owns 295,219,103 shares of common stock, or 59% of the 500,000,000 shares issued and outstanding.

A director of the Company and founder of Valuesetters, Inc., which merged with the Company in December 2003, has personally guaranteed bank debt of $49,819 and $50,229, as of October 31, 2013 and April 30, 2013 and credit card debt of $25,661 and $28,298 as of October 31, 2013 and April 30, 2013, respectively. In addition to the personal guarantees, the Company owes him $423,653 and $419,895 as of October 31, 2013 and April 30, 2013, respectively, for loans, interest payable and unpaid expenses.

The Company owes a second director $31,680 as of October 31, 2013 and April 30, 2013.

Note 7 – Stockholders’ Deficit

The Company is authorized to issue 500,000,000 shares of its common stock, par value $0.001. 500,000,000 shares were outstanding as of October 31, 2013 and April 30, 2013, and no shares were issued during the fiscal years ended April 30, 2013 or 2012. No warrants, options or other convertible securities are outstanding at December 15, 2013.

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

Note 9 – Post Balance Sheet Events

The Company has analyzed its operations subsequent to October 31, 2013 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report. Operating results for the six and three-month period ended October 31, 2013 are not necessarily indicative of the results that may be expected for the year ending April 30, 2014.

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

We plan to develop other interactive Internet-based games, including ones that are designed for smart phone users. We recently entered into an agreement to license and distribute songs, music videos and games over the Internet, using a platform that has been built by an independent party. We design our websites to be an entertaining, interactive, real time playing experience that provides maximum privacy and security to the customer. With respect to customer privacy and security, we do not disclose any personal information relating to any customer, but certain customers who use our on-line chat feature may decide to reveal their identities to other customers, or exchange email addresses or telephone numbers.

Results of Operations

For the Six Months Ended October 31, 2013 Compared to the Six Months Ended October 31, 2012

Our revenues for the six months ended October 31, 2013 increased by $352, or 11%, to $3,566 as compared to $3,214 reported for the six months ended October 31, 2012. The increase in revenues was from referrals, as we did no advertising or spending to attract new users.

Selling, general and administrative expenses increased by $865, to $6,427 for the six months ended October 31, 2013 from $5,562 reported in the six months ended October 31, 2012. The increase is primarily attributable to extra expenses we incurred as a result of being a fully-reporting public entity.

Interest expense increased by $2,185 to $9,427 for the six months ended October 31, 2013, as compared to $7,242 for the six months ended October 31, 2012. Increased debt in fiscal 2014 accounted for the increase in interest expense.

For the Three Months Ended October 31, 2013 Compared to the Three Months Ended October 31, 2012

Our revenues for the three months ended October 31, 2013 decreased by $124, or 8%, to $1,420 as compared to $1,544 reported for the three months ended October 31, 2012. The decrease in revenues is attributable to our lack of spending to attract new users.

Selling, general and administrative expenses decreased by $4,337, to $1,210 for the three months ended October 31, 2013 from $5,547 reported in the three months ended October 31, 2012. The decrease is primarily attributable to a decrease in consulting fees of $5,000.

Interest expense increased by $1,241 to $4,945 for the three months ended October 31, 2013, as compared to $3,704 for the three months ended October 31, 2012. Increased debt in fiscal 2014 accounted for the increase in interest expense.

Liquidity and Capital Resources

At October 31, 2013, we had cash and cash equivalents of $1,088 and negative working capital of $695,611 as compared to cash and cash equivalents of $3,075 and negative working capital of $682,526 at April 30, 2013.

Net cash used in operating activities aggregated $11,964 and $3,291 for the six-month periods ended October 31, 2013 and 2012, respectively. The principal use of cash from operating activities in the six-month periods ended October 31, 2013 and 2012 was the net loss of $13,085 and $10,164, respectively.

There was no investing activity in the six-month periods ended October 31, 2013 and 2012.

Net cash provided by financing activities aggregated $9,977 and $2,200 in the six-month periods ended October 31, 2013 and 2012, respectively. The principal sources of cash from financing activities were proceeds from the working capital line provided by our majority stockholder.

In the six-month periods ended October 31, 2013 and 2012, there were no expenditures for capital assets. We do not anticipate any capital expenditures in fiscal 2014 to enhance or expand our existing business that is provided on the chess.net website.

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

Item 4. Mine Safety Disclosures

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

Date: December 20, 2013	VALUESETTERS, INC.

By: /s/ Manuel Teixeira
Manuel Teixeira
Chairman of the Board and Chief Executive Officer