Form 10-K
period 2014-04-30
ValueSetters Corp
filed 2014-08-18
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-04465

VALUESETTERS INC.
(Exact name of registrant as specified in its charter)

Utah	87-0409951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

430 North Street White Plains, NY 10605
(Address of Principal Executive Offices)

(203) 525-0450
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on October 31, 2013, was $1,251,268.

As of August 15, 2014, the registrant has one class of common equity, and the number of shares outstanding of such common equity was 500,000,000.

Documents Incorporated By Reference: None.

ii

iii

FORWARD-LOOKING STATEMENTS

We caution readers that this Form 10-K contains forward-looking statements as that term is defined in the Exchange Act. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. We hereby qualify all our forward-looking statements by the following cautionary statements. Forward-looking statements are predictions and not guarantees of future performance or events. Forward-looking statements are based on current expectations rather than historical facts and relate to future events or future financial performance. Such statements are based on currently available financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from historical experience and present expectations. Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. Undue reliance should not be placed on forward-looking statements as such statements speak only as of the date on which they are made. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are set forth below and in various places in this Form 10-K, including under the headings Item 1. “Business” and Item 1A. “Risk Factors” in this Form 10-K. These factors include:

•	our future capital needs and our ability to obtain financing;
•	anticipated and unanticipated trends and conditions in our industry, including the impact of recent or future regulatory environment;
•	recent and future economic conditions, including turmoil in the financial and credit markets;
•	the effectiveness of our marketing to maintain existing and attract new customers;
•	our ability to contain costs;
•	our ability to predict consumer preferences and changes in trends, technology and consumer acceptance of both new designs and newly introduced products;
•	changes in the costs of labor and advertising;
•	our ability to carry out our business strategies;
•	the level of consumer spending for gaming and entertainment;
•	our ability to compete
•	general economic conditions; and
•	other factors set forth in this Form 10-K.

You are cautioned that all forward-looking statements involve risks and uncertainties. We undertake no obligation to amend this Form 10-K or revise publicly these forward-looking statements (other than pursuant to reporting obligations imposed on registrants pursuant to applicable federal securities laws) to reflect subsequent events or circumstances.

ITEM 1.	BUSINESS.

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

Most of our players have a chess rating calculated based on their results achieved while playing on our site.  An average player or an advanced player can be quantified by his rating on our site.  A subscriber has the opportunity to play an advanced player, based on these ratings, or to play an “advanced player” that is represented by our automated artificial intelligence system, which is designed to play at a level that is higher than the ranking of the subscriber.  The subscriber is capable of winning a chess game against the artificial intelligence program, unless the artificial intelligence is set at its highest level, when beating the computer program is unlikely.  Many of our subscribers choose to play our computer players and they are aware of when they are playing against artificial intelligence because those players are marked with a ©. We adjust the skill level of the computer player to challenge our subscribers and help them play at a higher level.

A person need not open an account to browse the website or play pick-up games. In order to enter chess tournaments and develop a track record that allows a person to be ranked against other players, a person must purchase a monthly, quarterly or annual membership. We sell memberships for $4.00 per month, $8.00 per quarter and $30.00 per year. Returning players on annual subscriptions may be offered a non-refundable price of $20.00 per year. Returning players on quarterly subscriptions may be offered a non-refundable price of $5.00 per quarter.

In addition to paid subscribers, we seek free subscribers for a variety of reasons. We believe our online chess platform is enjoyable and functional and that more people are willing to use our revenue-generating services if they can try our chess platform free of charge. Once we have a free subscriber, we can encourage the subscriber to sign up for the paid service and receive rankings against other paid members. Additionally, many cloud-based companies have found that free subscribers are a source of value because they attract advertising revenue. Furthermore, we have the email address of all our subscribers, and we plan to market newly developed applications for games, music and movies to the people who have registered on our chess platform.

We currently have approximately 429,000 free subscribers and 268 paid subscribers, consisting of 12 monthly players, 11 quarterly players and 245 annual players. At the end of fiscal 2013 we had 277 paid subscribers, consisting of 6 monthly players, 24 quarterly players and 247 annual players.

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

We are seeking to acquire digital products that we can sell and deliver instantly to a customer, over an Internet connection. We are considering a variety of games, apps, music and movies. Given that we do not have any full-time employees, we rely on our Chief Executive Officer, our board of directors and our board of advisors to identify and introduce us to products that we can potentially develop ourselves, buy, or resell on a white-label basis from the developer.

We have entered into agreements with StationDigital and VoX Communications for us to resell their music library and mobile VoIP app, respectively, to end-users over an Internet connection. Our plan is to use the automated delivery and billing platforms of StationDigital and VoX Communications to help us expand our customer base without requiring us, initially, to add fixed overhead expenses to our operations. We plan to use a variable-cost model for adding digital products, until we can generate enough revenue to justify cash expenditures for fixed expenses.

We began marketing the mobile VoIP app, under our brand name of V-Star, in the first quarter of fiscal 2015, and we anticipate that StationDigital will have built our music-delivery platform, which will allow us to sell songs, by the end of our second quarter of fiscal 2015.

Our existing game platform was purchased, and as noted above, we plan to use other people’s technology to provide us with digital products that we can sell under our brand name to consumers. We have, however, added to our advisory board, three people who have significant experience with the development of Internet-based and smart-phone-based games and applications. Joe Abrams, Nolan Bushnell and John Fanning are three advisory board members (the “Advisors”) who have extensive personal experience with creating value in companies such as Atari, Myspace and Napster.

We have compensated the Advisors with 5-year stock options that fully vest over a three year period. On May 7, 2014, each Advisor was granted an option to purchase up to 6 million shares of our common stock at a price of $0.03 per share. They are required to attend 4 advisory board meetings each year and we engage them individually when needed for specific projects. We do not have the cash resources needed to pay for their services, but we believe that by providing the Advisors with an equity ownership in the Company via a stock option grant, we strengthen their commitment to the success of the Company, and stimulate their efforts on behalf of the Company.

As of our most recent audit period, the year ended April 30, 2014, we had revenues of $4,679, assets of $1,623, current liabilities of $285,849, long-term debt of $426,285 and a net loss of $27,985. Despite our significant amount of debt, we have nominal debt service requirements. Most of our debt is owed to related parties. Included in our currently liabilities is amounts due to related parties totaling $128,035, and our related party creditors have not demanded payment. Our long-term debt of $426,285 is due on June 30, 2017, and we are not required to make any interest payments or principal payments. Unpaid interest is accrued and added to the principal balance. We also have a demand note payable of $16,000 to an individual, and we paid $1,000 to the holder in May 2014, but the holder has not demanded payment of the remaining $15,000. We also have debt payable to Chase Bank of $48,469 as of April 30, 2014. Each month we are required to pay a minimum of $220 in principal plus a monthly interest payment, which is calculated at a rate of 5.5% per annum.

Our cash requirements to fund our operations are approximately $1,500 a month, or $18,000 a year. Our secured lender provided us with additional cash loans of $17,410 and $18,021 for the years ended April 30, 2014 and 2013, respectively. We typically operate with cash balances of $1,000 or less, and ask our secured lender to forward us additional cash to meet the current month’s bills. We anticipate that our secured lender will continue to fund our cash burn until we are able to raise cash through an equity offering. We are not able to raise funds until we increase our authorized stock. We have filed a preliminary information statement on Schedule 14C to increase our authorized shares of common stock from 500,000,000 to 900,000,000.

We know of no funds that are available to us, except for the monthly loans that we have been receiving from our secured lender, and we have no written commitment from our secured lender that such monthly advances will continue in the future, although we anticipate they will. We anticipate that we will be dependent, for the near future, on additional capital to fund our operating expenses and anticipated growth. We estimate that we will need $250,000 in funds to accomplish our goals of becoming cash-flow positive with our current initiatives to sell games, apps and music. The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern.

In addition to the revenues we generate on our chess site, we sell advertising services and we provide an application on the Google Play app store that subscribers can download. A nominal portion of our revenues is derived from advertising services.

Development of Business

We were incorporated in the State of Utah in April 1984 under our previous name, DBS Investments, Inc. A change of control of our company occurred in December 2003 and we changed our name to ValueSetters, Inc., when we, in conjunction with a plan of reorganization, merged with ValueSetters L.L.C., an Arizona limited liability corporation. Another change of control of our company occurred on November 23, 2010 when a contract of sale was signed that required us to issue or cause to be issued from existing shareholders an aggregate of 417,048,000 shares of Common Stock to acquire the assets of NetGames.com.

After the merger in December 2003, the founders of ValueSetters L.L.C. held 75% of the shares of the merged business, the shareholders of DBS Investments held 6% of the shares and new investors acquired 19% of the shares. ValueSetters launched its business with a unique consumer goods distribution model that was designed to:

•	provide manufacturers and importers with access to profitable incremental sales to small-store and non-store resellers,
•	provide small-store and non-store resellers with cost-effective access to products from large manufacturers and importers, and
•	utilize its proprietary computer-Internet based system to allow the Company to efficiently receive small orders from individual resellers, consolidate them and process them to large manufacturers and importers who would not otherwise find it economically feasible to deal with small retailers and vice versa,

When the operations of ValueSetters failed to generate enough revenue to sustain its business, we terminated operations and looked to invest in another business. In order to take advantage of the increasing game activities on the Internet, on November 23, 2010, we signed a contract to purchase all the assets of NetGames.com, a company that owned several websites and operated a small Internet-based chess game known as Chess.net. Our operations now consist of the revenue provided by the website at www.chess.net. In conjunction with the purchase of this website, VaxStar LLC became the majority owner of our company.

Since our acquisition of Chess.net, we have upgraded the website, improved the graphical layout and changed the payment system. New programming techniques and features were applied to the former chess.net website, to create a modern, reliable and functionally effective and attractive design. The upgrade in the payment system follows the new trends of international payment gateways. We intend to continue to increase our marketing and administrative activities, and to increase other operating expenses as required to build our business.

Competition

We compete with a number of public and private companies, which provide electronic commerce and/or Internet games. Most of our competitors have significant financial resources, and occupy entrenched position in the market and name-brand recognition. We also face challenges from new Internet sites that aim to attract subscribers who seek to play interactive games and obtain ratings and status for superior playing skills. Such companies may be able to attract significantly more subscribers than us because of new marketing ideas and new game concepts.

The barriers to entry into most Internet markets are relatively low, making them accessible to a large number of entities and individuals. We believe the principal competitive factors in our industry that create certain barriers to entry include but are not limited to reputation, technology, financial stability and resources, proven track record of successful operations, critical mass independent oversight and transparency of business practices. While these barriers will limit those able to enter or compete effectively in the market, it is likely that new competitors as well as laws and regulations of governmental authority will be established in the future, in addition to our known current competitors.

Increased competition from current and future competitors may in the future materially adversely affect our business, revenues, operating results and financial condition.

Industry Regulation

We are subject, both directly and indirectly, to various laws and regulations relating to our business. If any of the laws are amended, compliance could become more expensive and directly affect our income. We intend to comply with such laws, but new restrictions may arise that could materially adversely affect our Company.

Research and Development

We do not currently have a budget specifically allocated for research and development purposes.

Employees

As of June 30, 2014, we had no full-time employees and one part-time employee (Manuel Teixeira, our Chairman and Chief Executive Officer). Mr. Teixeira is engaged in outside business activities and we anticipate he will continue to devote 8 hours per week to our business until we develop or acquire additional games.

We consider our corporate secretary, Mr. Avi Liss, to be an independent board member. Mr. Liss is an attorney with his own legal practice, and advises us on a non-compensated basis. We do not pay him a salary and we do not consider him an employee. He devotes approximately 1 hour a week to our business.

Corporate Information

We maintain a corporate website with the address http://www.valuesetters.com/ and our chess game maintains a website with the address http://www.chess.net/.  We have not incorporated by reference into this Report on Form 10-K the information on any of our websites and you should not consider any of such information to be a part of this document. Our website addresses are included in this document for reference only.

We make available free of charge through our corporate website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports through a link to the EDGAR database as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the U.S. Securities and Exchange Commission (the “SEC”).  You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1.800.SEC.0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including all of our filings.

Item 1A.	RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Form 10-K before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed.

We have a limited operating history that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

We were incorporated in the State of Utah in April 1984. We have no significant financial resources and limited revenues to date. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

We will require financing to achieve our current business strategy and our inability to obtain such financing could prohibit us from executing our business plan and cause us to slow down our expansion of operations.

We will need to raise additional funds through public or private debt or sale of equity to achieve our current business strategy. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. We estimate our capital requirements to implement our business strategy will be approximately $250,000. Moreover, in addition to monies needed to continue operations over the next twelve months, we anticipate requiring additional funds in order to implement our plan of operations. No assurance can be given that such funds will be available or, if available, will be on commercially reasonable terms satisfactory to us. There can be no assurance that we will be able to obtain financing if and when it is needed on terms we deem acceptable. If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

Our auditor has expressed substantial doubt as to our ability to continue as a going concern.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. At April 30, 2014, we had not yet achieved profitable operations, and had accumulated losses of $1,631,479. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of our company or from our majority shareholder. There are no current arrangements in place for equity funding and our majority shareholder may not be able to provide us with enough working capital via short-term loans. If we cannot generate sufficient revenues from our services or seek additional funding we may have to delay the implementation of our business plan.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming or costly and increases demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, and such attention could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants who will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

In fiscal 2014, our costs of being public included fees to our independent registered public accounting firm of $10,300 and legal fees of approximately $6,000. We anticipate the costs of being a public company will increase for us in fiscal 2015 and we believe our independent board members will ask us to consider incurring the additional expense of directors and officers’ liability insurance coverage. We do not know what the annual cost of a policy would be and do not know if we can obtain coverage at a reasonable price. Our secured lender has funded the costs related to being a public company, but it has no obligation to continue funding such costs.

We may need to raise additional funds through public or private debt or sale of equity to pay for the costs we incur as a public company. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. No assurance can be given that such funds will be available or, if available, will be on commercially reasonable terms satisfactory to us. There can be no assurance that we will be able to obtain financing if and when it is needed on terms we deem acceptable. If we are unable to obtain financing on reasonable terms, we could be forced to discontinue our public reporting.

As a result of disclosure of information in this report and in future filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

We are dependent on a small number of individuals and they only work on a part-time basis.

Our two corporate officers only devote a small percentage of their time to Company business. Our Chief Executive Officer provides consulting and tax services to a variety of companies and devotes only 20% of his time to the Company. Our Secretary provides legal and consulting services to a variety of companies and devotes only 5% of his time to the Company. This lack of a full-time effort in certain cases will probably cause management to be distracted by other business and miss opportunities that full-time managers would recognize and take advantage of. Management’s decisions and choices may not be well thought out and operations and earnings and ultimate financial success may suffer irreparable harm. Additionally, these individuals have not previously worked together.

To help compensate for the lack of full-time employees, the Company also uses outside consultants. We have accounting consultants, acquisition consultants, and sales and marketing consultants for project purposes on a part time basis; three advisors assist us with project evaluations and business development, information and research, technical writing and presentation. The Company will consider full time employees upon sufficient capitalization and cash flow, which may include the acquisition of another chess web site or an Internet-related business that sells digital products. Future performance will be substantially dependent on the continued services of management and the ability to retain and motivate them. The loss of the services of our Chief Executive Officer could affect activities of our business and its operations until additional personnel can be retained and trained to perform some of the management tasks. At the present time the Company does not have long-term employment agreements with any personnel and does not maintain any life insurance policies.

We are dependent on a small number of individuals who occupy all corporate positions. Given our lack of employees and executive officers, it may not be possible for us to have adequate internal controls, and we believe that we have material weaknesses in internal controls.

Many of the key responsibilities of our business have been assigned to two individuals. Our ability to implement adequate internal controls depends, in part, on our ability to attract trained professional staff that allows us to segregate duties among several individuals.

The Company’s management has evaluated the effectiveness of its internal control over financial reporting as of April 30, 2014 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of April 30, 2014 and continues to be ineffective as of today, and identified the following material weaknesses:

●	There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”), and the financial reporting requirements of the SEC;

●	There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements; and

●	There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

The lack of sufficient internal controls and the time and cost of implementing such controls could delay the development and introduction of, and negatively impact our ability to sell our services, which could adversely affect our financial results and impair our growth.

The adoption of new laws or changes to or the application of existing laws relating to Internet commerce may affect the growth of our business.

We may become subject to any number of laws and regulations that may be adopted with respect to the Internet and electronic commerce. New laws and regulations that address issues such as user privacy, pricing, online content regulation, taxation, advertising, intellectual property, information security, and the characteristics and quality of online products and services may be enacted. As well, current laws, which predate or are incompatible with the Internet and electronic commerce, may be applied and enforced in a manner that restricts the electronic commerce market. The application of such pre-existing laws regulating communications or commerce in the context of the Internet and electronic commerce is uncertain. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership and infringement, libel and personal privacy are applicable to the Internet.

The adoption of new laws or regulations relating to the Internet, or particular applications or interpretations of existing laws, could decrease the growth in the use of the Internet, decrease the demand for our products and services, increase our cost of doing business or could otherwise have a material adverse affect on our business, revenues, operating results and financial condition.

Many major economies are in a recession and unless these economies improve it will adversely impact our business.

We sell a form of entertainment for individual consumers throughout the world, and consequently the ability to successfully deploy our business model is heavily dependent upon the general state of the economy. If consumers have limited discretionary income, we may not be able to attract enough paying subscribers to make our chess business profitable or to generate new Internet games that consumers are willing to purchase and play. We cannot assure you that favorable conditions will exist in the future. A continued long-term economic recession in several countries could have a serious adverse economic impact on us and our ability to obtain funding and generate projected revenues.

Our business depends on the reliability of the infrastructure that supports the Internet and the viability of the Internet.

The growth of Internet usage has caused frequent interruptions and delays in processing and transmitting data over the Internet. There can be no assurance that the Internet infrastructure or the Company’s own network systems will continue to be able to support the demands placed on it by the continued growth of the Internet, the overall online gaming industry or that of our customers.

The Internet’s viability could be affected if the necessary infrastructure is not sufficient, or if other technologies and technological devices eclipse the Internet as a viable channel.

End-users of our software depend on Internet Service Providers (“ISPs”), online service providers and our system infrastructure for access to the Internet sites that we operate. Many of these services have experienced service outages in the past and could experience service outages, delays and other difficulties due to system failures, stability or interruption. As a result, we may not be able to meet a level of service that we have promised to our subscribers, and we may be in breach of our contractual commitments, which could materially adversely affect our business, revenues, operating results and financial condition.

Game playing on the Internet is a developing industry and, therefore, we do not know if the market will continue to develop and our products and services will continue to be in demand.

The Internet continues to evolve rapidly and is characterized by an increasing number of market entrants. The demand and acceptance for new products and services are subject to a level of uncertainty and growing competition, and if our games do not receive market acceptance, our business, revenues, operating results and financial condition could be materially adversely affected.

Our game software, the Internet and electronic commerce services are subject to security risks, which may inhibit the growth of the industry and the acceptance of our products and services.

Our game software, the Internet and electronic commerce services are reliant on technologies and network systems to securely handle transactions and user information over the Internet, which may be vulnerable to system intrusions, unauthorized access or manipulation. As users become increasingly sophisticated and devise new ways to commit fraud, our security and network systems may be tested and subject to attack.

We implement and plan to continue to implement measures to protect against these intrusions. However, there is no assurance that all such intrusions or attacks will or can be prevented in the future, and any system intrusion/attack may cause a delay, interruption or financial loss, which could have a material adverse effect on our business, revenue, operating results and financial condition.

Intense competition could prevent us from increasing our market share and growing our revenues.

We compete with a number of public and private companies, which provide electronic commerce and/or Internet games. Most of our competitors have significant financial resources, and occupy entrenched position in the market and name-brand recognition. We also face challenges from new Internet sites that aim to attract subscribers who seek to play interactive games and obtain ratings and status for superior playing skills. Such companies may be able to attract significantly more subscribers than us because of new marketing ideas and new game concepts.

The barriers to entry into most Internet markets are relatively low, making them accessible to a large number of entities and individuals. We believe the principal competitive factors in our industry that create certain barriers to entry include but are not limited to reputation, technology, financial stability and resources, proven track record of successful operations, critical mass independent oversight and transparency of business practices. While these barriers will limit those able to enter or compete effectively in the market, it is likely that new competitors as well as laws and regulations of governmental authority will be established in the future, in addition to our known current competitors.

Increased competition from current and future competitors may in the future materially adversely affect our business, revenues, operating results and financial condition.

Our debt level could negatively impact our financial condition, results of operations and business prospects.

As of April 30, 2014, our total debt payable amounted to $482,549. Our lenders have been cooperative, and all of the debt, except for $64,469, is from related parties, whom we believe will not demand immediate repayment. We make debt service payments of approximately $440 a month, $220 of which represents a principal payment, and the remainder of which is a monthly interest payment, calculated at an annual interest rate of 5.5%. Our level of debt could have significant consequences to our shareholders, including the following:

-	requiring the dedication of a substantial portion of cash flow from operations to make payments on debt, thereby reducing the availability of cash flow for working capital, capital expenditures and other general business activities;

-	requiring a substantial portion of our corporate cash reserves to be held as a reserve for debt service, limiting our ability to invest in new growth opportunities;

-	limiting the ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate and other activities;

-	limiting the flexibility in planning for, or reacting to, changes in the business and industry in which we operate;

-	increasing our vulnerability to both general and industry-specific adverse economic conditions;

-	being at a competitive disadvantage against less leveraged competitors;

-	being vulnerable to increases in prevailing interest rates;

Our ability to make payments of principal and interest, or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors. Our business is not currently generating positive cash flow and may not generate cash flow in the future sufficient to service our debt because of factors beyond our control, including but not limited to our ability to market our products and expand our operations. If we are unable to generate sufficient cash flows, we may be required to adopt one or more alternatives, such as restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We will require our related-party lenders to cooperate with us and, among other things, not demand repayments of principal and interest until the business is capable of making such payments.

We do not expect that we will be able to obtain the funds to pay principal and interest on our related-party debt by utilizing cash flow from operations. We are operating as a development stage company and our ability to meet these payment obligations will depend on expansion of our revenues and our future financial performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets in which we operate or the ability to raise additional capital in a timely manner. We cannot be certain that our future cash flow from operations will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If cash flow from operations is insufficient, we may be required to refinance all or part of our existing debt, sell assets, and borrow more money or issue additional equity.

We owe related parties $350,116 in notes payable as of April 30, 2014. One note of $314,000 bears interest at a rate of 3% per annum. We have not paid interest on the note and it accrues each month. We owe our secured lender, Vaxstar LLC (the “Lender”), who is also our majority shareholder, $93,219 at April 30, 2014. Our Lender holds a term note bearing interest at an annual rate of 8%. We have not paid interest on the note and it accrues each month. We have a loan and security agreement (the “Loan”) with the Lender for a maximum amount of $250,000. The Lender has provided us with cash advances to pay our operating expenses, but there is no assurance the Lender will continue to provide cash advances.

To secure the payment of all obligations to the lender, the Company granted to the lender a continuing security interest and first lien on all of the assets of the Company.

In connection with the Loan, the Company has agreed to certain restrictive covenants, including, among others, that the Company may not convey, sell lease, transfer or otherwise dispose of any part of its business or property, except as permitted in the agreement, dissolve, liquidate or merge with any other party unless, in the case of a merger, the Company is the surviving entity, incur any indebtedness except as defined in the agreement, create or allow a lien on any of its assets or collateral that has been pledge to the Lender, make any loans to any person, except for prepaid items or deposits incurred in the ordinary course of business, or make any material capital expenditures.

We may need to renegotiate our related-party debt if our related-party lenders demand that we begin making principal or interest payments. Any renegotiation may be on less favorable terms or may require that we refinance the related-party debt. We may need to raise additional funds through public or private debt or sale of equity to pay the related-party debt. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. No assurance can be given that such funds will be available or, if available, will be on commercially reasonable terms satisfactory to us. There can be no assurance that we will be able to obtain financing if and when it is needed on terms we deem acceptable. If we are unable to obtain financing on reasonable terms, or, if our related-party lender do no continue to cooperate with us, we could be forced to discontinue our operations.

We plan to increase our authorized shares of common stock from 500,000,000 to 900,000,000 during fiscal 2015. Future sales of shares of our common stock could adversely affect the trading price of our common stock and our ability to raise funds in new equity offerings.

We have 500,000,000 shares of common stock authorized and issued and our board of directors and majority shareholder have approved resolutions to increase our authorized shares of common stock to 900,000,000. In the future, we anticipate we will issue additional shares of common stock to help us raise money to implement our business strategy. Future sales of substantial amounts of our common stock or equity-related securities in the public market or privately, or the perception that such sales could occur, will more than likely have an adverse effect on prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale will have on the trading price of our common stock.

We may make acquisitions or form joint ventures that are unsuccessful.

Our ability to grow is dependent on our ability to successfully acquire other companies, which creates substantial risk. In order to pursue a growth by acquisition strategy successfully, we must identify suitable candidates for these transactions; however, because of our limited funds, we may not be able to purchase those companies that we have identified as potential acquisition candidates. Additionally, we may have difficulty managing post-closing issues such as the integration into our corporate structure. Integration issues are complex, time consuming and expensive and, without proper planning and implementation, could significantly disrupt our business, including, but not limited to, the diversion of management's attention, the loss of key business and/or personnel from the acquired company, unanticipated events, and legal liabilities.

We do not expect to pay dividends and investors should not buy our common stock expecting to receive dividends.

We have not paid any dividends on our common stock in the past, and do not anticipate that we will declare or pay any dividends in the foreseeable future. Consequently, you will only realize an economic gain on your investment in our common stock if the price appreciates. You should not purchase our common stock expecting to receive cash dividends. Since we do not pay dividends, and if we are not successful in having our shares listed or quoted on an exchange, then you may have a limited ability to liquidate or receive any payment on your investment. Therefore our failure to pay dividends may cause you to not see any return on your investment even if we are successful in our business operations. In addition, because we do not pay dividends we may have trouble raising additional funds, which could affect our ability to expand our business operations.

Our common stock is considered a penny stock, which is subject to restrictions on marketability, so you may not be able to sell your shares.

The trading of our stock is subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

We must be able to develop and implement an expansion strategy and manage our growth.

Our success depends in part on our ability to grow and take advantage of efficiencies of scale. We believe our software will expand and allow tens of thousands of additional users to play chess games and chess tournaments on our chess website. However, we may need additional servers, bandwidth and other fixed expenses to support an increased customer base and we cannot be certain that our projections of our hardware and software needs are accurate if the user base rapidly increases. To accomplish our growth strategy, we may be required to raise and invest additional capital and resources and expand our marketing efforts in several geographic markets. We cannot be assured that we will be successful in raising the required capital.

Our future growth depends on our ability to develop and retain customers.

Our future growth depends to a large extent on our ability to effectively anticipate and adapt to customer requirements and offer services that meet customer demands. If we are unable to attract new customers and/or retain new customers, our business, results of operations and financial condition may be materially adversely affected.

We will need to attract, train and retain additional highly qualified senior executives and technical and managerial personnel in the future.

We continue to seek technical and managerial staff members, although we cannot compensate them until we have raised additional capital or purchased a business that generates cash flow from operations. We believe it is important to negotiate with potential candidates and, if appropriate, engage them on a part-time basis or on a project basis and compensate them at least partially, with a stock option grant. There is a high demand for highly trained and managerial staff members. If we are not able to fill these positions, it may have an adverse affect on our business.

We may conduct future offerings of our common stock and pay debt obligations with our common and preferred stock which may diminish our investors’ pro rata ownership and depress our stock price.

We reserve the right to make future offers and sales, either public or private, of our securities, including shares of our common stock or securities convertible into common stock at prices differing from the price of the common stock previously issued. In the event that any such future sales of securities are affected or we use our common stock to pay principal or interest on our debt obligations, an investor’s pro rata ownership interest may be reduced to the extent of any such future sales.

Item 1B.	UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 2.	PROPERTIES

We have maintained minimal office space in White Plains, New York that we share with TelcoSoftware.com Corp. (“Telco”) on a rent-free basis. Beginning in February 2014, we became a customer of Telco, and Telco has built a mobile app for low-cost mobile phone calls for us to sell to people who use Android phones or tablets. Furthermore, beginning in May 2014, an executive with Telco became the chief executive officer of Vaxstar LLC, our majority shareholder. Telco has a lease agreement with its landlord that renews annually on May 31st.

Management believes that this arrangement will meet our needs for the foreseeable future. We currently have no rental agreement and have not paid rent during the past three fiscal years. There is no guarantee that the office space will continue to be made available without cost in the future.

ITEM 3.	LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock is currently quoted on the OTC marketplace under the symbol VSTR. The high and low closing price for each quarterly period of our last two fiscal years are listed below.

Fiscal Quarter ended	High Price	Low Price
1st Quarter – May – July 2012	$0.005	$0.0001
2nd Quarter – August – October 2012	$0.005	$0.002
3rd Quarter – November 2012 – January 2013	$0.0026	$0.001
4th Quarter – February – April 2013	$0.007	$0.0015
1st Quarter – May – July 2013	$0.025	$0.004
2nd Quarter – August – October 2013	$0.025	$0.0101
3rd Quarter – November 2013 – January 2014	$0.019	$0.007
4th Quarter – February – April 2014	$0.035	$0.009

The quotations set forth in the table above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Recent Issuances of Unregistered Securities

None

(b) Holders

There are 234 shareholders of record of our Common Stock.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is First American Stock Transfer, Inc. with its business address at 4747 N. St. Suite 170, Phoenix, AZ 85014.

(c) Dividends

We have never paid dividends on our Common Stock and do not expect to do so in the foreseeable future.

(d) Securities Authorized for Issuance under Equity Compensation Plans

We currently have no equity compensation plan either approved or not approved by security holders, and there are no securities currently authorized for issuance under any equity compensation plan. However, our Board of Directors has previously approved share-based compensation in lieu of cash compensation to various consultants and employees. Such share-based compensation is recognized at the time of grant equal to the fair value of the stock award at the time of the grant as the awards generally do not require a service or vesting period.

Item 6.  Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS ANNUAL REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE.  THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS.

Overview

We are an Internet-based company that seeks free subscribers and revenue-generating subscribers for digital product that we offer to game players and app users. We operate on an automated basis with the belief that Internet operations, customer sign-ups, sales and game playing should occur without requiring a Company employee to participate in the transaction, so that it is possible for the Company to quickly expand in the event the number of subscribers begins to rapidly grow on a viral basis. Our back-office software operates 24 hours a day and can quickly collect money from and deliver games to subscribers. Similarly, we sell a mobile calling application that can be downloaded to an Android phone or tablet on an automated basis, 24 hours a day, from anywhere in the world. Our focus is on the digital delivery of games, apps, movies and music.

We intend to employ personnel in such areas as sales, technical support and finance once we have increased our revenues or received an injection of capital that is sufficient to support such personnel. In addition to our online chess subscriptions, we recently began selling a mobile VoIP app on the Google Play app store. The sales are automated, and we have not hired any new employees to support this activity. We anticipate our chief executive officer and members of our advisory board will be able to find third parties who are capable of marketing the product in exchange for a sales commission. Once we achieve a sufficient review level to hire employees, we plan to do so, which will result in an increase in our selling, general and administrative expenses.

Our limited operating history and the uncertain nature of our future operations and the markets we address or intend to address make prediction of our future results of operations difficult. Our operations may never generate significant revenues, and we may never achieve profitable operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Results of Operations

Fiscal Year 2014 Compared to Fiscal Year 2013

Our revenues for fiscal 2014 decreased by $3,448, or 42%, to $4,679 as compared to $8,127 reported for fiscal 2013. The decrease in revenues is attributable to our lack of advertising or spending to attract new users and the recording of deferred revenue for quarterly and annual subscribers.

Selling, general and administrative expenses decreased by $1,635, or 11%, to $13,182 for fiscal 2014 from $14,817 reported in the prior fiscal year. The decrease is primarily attributable to the adjustment of estimated accrued expenses in fiscal year 2014.

Interest expense decreased by $634 to $18,240 for the year ended April 30, 2014, as compared to $18,874 for the prior fiscal year. Lower interest rates on our bank borrowings in fiscal 2014 accounted for the decrease in interest expense.

Liquidity and Capital Resources

At April 30, 2014, we had cash and cash equivalents of $1,623 and negative working capital of $284,226 as compared to cash and cash equivalents of $3,075 and negative working capital of $682,526 at April 30, 2013. The decrease in our negative working capital is the result of us renegotiating terms with two related party lenders, so that $426,285 in debt that was previously considered a current liability is now classified as long-term debt because it is payable on June 30, 2017.

Net cash used in operating activities aggregated approximately $20,152 and $16,890 in fiscal 2014 and 2013, respectively. The principal use of cash from operating activities in 2014 was the loss for the year of $27,985. The use of cash was offset in part by an increase in current liabilities of $7,833. The principal use of cash from operating activities in 2013 was the loss for the year of $26,370. The use of cash was offset in part by an increase in current liabilities of $9,480.

There was no investing activity in fiscal 2014 or in fiscal 2013.

Net cash provided by financing activities aggregated $18,700 and $18,021 in fiscal 2014 and 2013, respectively. The principal sources of cash from financing activities were net proceeds from the working capital line provided by our majority stockholder.

In fiscal 2014 and 2013, there were no expenditures for capital assets. We do not anticipate any capital expenditures in fiscal 2015 to enhance or expand our existing business that is provided on the chess.net website.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern. However, we have sustained net losses from operations during the last several years, and we have very limited liquidity. Management anticipates that we will be dependent, for the near future, on additional capital to fund our operating expenses and anticipated growth, which we intend to achieve through the utilization of digital delivery platforms of companies that will allow us to sell a white-label version of their songs, movies, games and apps. Although we are choosing methods of growth that potentially minimize the use of cash, we cannot be assured that we will be able to obtain the cash to market the digital products we sell or that we will be successful in increasing our sales. Furthermore, the report of our independent registered public accounting firm expresses doubt about our ability to continue as a going concern. Our operating losses have been funded through borrowings under a line of credit from our majority shareholder.

Our only required debt payments are for a bank loan, which has a balance of $48,469 at April 30, 2014. We pay $220 a month of principal and approximately the same amount in interest every month, at an interest rate that is approximately 5.5% per annum. We owe a related party, who is a 10% shareholder and the founder of Valuesetters Inc., $333,066 at April 30, 2014 in conjunction with a term note, at an interest rate of 3% per annum. We have not paid interest on the note and it accrues each month. We owe our Lender, who is also our majority shareholder, $93,219 at April 30, 2014. Our Lender holds a term note bearing interest at an annual rate of 8%. We also have balances due to directors, in both accounts payable and notes payable. Our total liabilities to related parties is $554,320 at April 30, 2014. We have not paid interest on any related party debt; the interest accrues each month. We believe our related party creditors will not demand payment of our current liabilities to them, in the near future, although each lender may have a change in circumstances and demand payment. Any demand for payment from a related party will have an adverse impact on our ability to achieve our longer-term business objectives, and will adversely affect our ability to continue operating as a going concern.

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

New Accounting Standards

The new accounting pronouncements in Note 1 to our consolidated financial statements, which are included in this Report, are incorporated herein by reference thereto.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates include:

  revenue recognition and estimating allowance for doubtful accounts;
  valuation of long-lived assets; and
  income tax valuation allowance.

We continually evaluate our accounting policies and the estimates we use to prepare our consolidated financial statements. In general, the estimates are based on historical experience, on information from third party professionals and on various other sources and assumptions that are believed to be reasonable under the facts and circumstances at the time such estimates are made. Management considers an accounting estimate to be critical if:

  it requires assumptions to be made that were uncertain at the time the estimate was made; and
  changes in the estimate, or the use of different estimating methods, could have a material impact on our consolidated results of operations or financial condition.

Actual results could differ from those estimates. Significant accounting policies are described in Note 1 to our consolidated financial statements, which are included in this Report. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Certain of our accounting policies are deemed “critical”, as they require management's highest degree of judgment, estimates and assumptions. The following critical accounting policies are not intended to be a comprehensive list of all of our accounting policies or estimates:

Revenue Recognition

Revenues from services are recognized in the period in which they are earned, in accordance with the terms and conditions noted on our websites. In instances where a subscriber prepays for a service, any prepayment is recognized as a current liability until it is earned.

Allowance for Doubtful Accounts

In fiscal 2014 and 2013, we do not maintain allowances for doubtful accounts for estimated losses that result from the inability or unwillingness of our customers to make required payments. We have not carried any accounts receivable in either fiscal year, as we have required our customers to make a non-refundable prepayment for our services.

Impairment of Long-Lived Assets

Financial Accounting Standards Board (“FASB”) authoritative guidance requires that certain assets be reviewed for impairment and, if impaired, remeasured at fair value whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment loss estimates are primarily based upon management’s analysis and review of the carrying value of long-lived assets at each balance sheet date, utilizing an undiscounted future cash flow calculation. During fiscal 2010, we recognized an impairment loss as we concluded the carrying amount of the assets purchased when we acquired Chess.net was not recoverable. No impairment losses were recognized in fiscal 2014 and 2013, as we no longer have a carrying amount for long-lived assets recorded on our books.

Income Taxes

We estimate the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined that such assets will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carry-forward will be used, the related valuation allowance on such assets is reversed. If actual future taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. At April 30, 2014 and 2013, we have recorded a full valuation on our deferred tax assets.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Information About Market Risk

We are not subject to fluctuations in interest rates, currency exchange rates or other financial market risks. We have not made any sales, purchases or commitments with foreign entities which would expose us to currency risks.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

Item 8.  Financial Statements and Supplementary Data.

Our Consolidated Financial Statements required by this Item are included herein, commencing on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of April 30, 2014. That evaluation revealed the three material weaknesses identified below (under (b) Management’s Assessment of Internal Control over Financial Reporting).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer (the “PEO”) concluded that, as of April 30, 2014, such controls and procedures were not effective.

(b) Management’s Assessment of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f).  A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including the PEO, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of April 30, 2014, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of April 30, 2014, and identified the following material weaknesses:

●	There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”), taxation requirements and the financial reporting requirements of the SEC;

●	There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements; and

●	There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

The Company will continue its assessment on a quarterly basis.  We plan to hire personnel and resources to address these material weaknesses.  We believe these issues can be solved with hiring in-house accounting support and plan to do so as soon as we have funds available for this purpose.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to the rules of the SEC.  The Company will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at July 31, 2014.

Our executive officers and directors are as follows:

			Officer or
Name	Age	Position	Director Since

Manuel Teixeira	48	Chairman of the Board and Chief Executive Officer	August 2010

Thomas H Carmody	68	Director	August 2010

Avi Liss	35	Secretary and Director	August 2010

Sean S. Lee	39	Director	May 2014

Steven Geary	47	Director	June 2006

Our directors serve in such capacity until the first annual meeting of our shareholders and until their successors have been elected and qualified. Our officers serve at the discretion of our board of directors, until their death, or until they resign or have been removed from office.

Executive Officers and Directors

Manuel Teixeira, Chairman of the Board and Chief Executive Officer

Manuel Teixeira has served as the Chairman of the Board and Chief Executive Officer of the Company since August 2010. From 2007 to the present, he has served as a principal in Leaf Web Solutions, an Internet based consulting and marketing company, and in Teixeira Accounting, Consulting & Tax LLC, a company that provides tax planning, tax preparation, accounting and consulting services, primarily to small businesses. From 2007 to 2010 he was the founder and Chief Executive Officer of Financira Services Inc., a consumer debt settlement company.

Mr. Teixeira’s clients have included technology growth companies, Internet-based entities, investment firms, mergers and acquisitions, wholesalers and various retail establishments. He devotes approximately 8 hours a week to our Company and the remainder of his time to his other business interests. Mr. Teixeira brings to our board of directors key leadership experience in high-growth technology companies and Internet businesses and possesses a strong mix of strategic, finance, and operating skills.

Thomas Carmody, Director

Thomas Carmody has served as a Director of the Company since August 2010. He has over 40 years experience as a marketing executive. For the past five years he has worked as a self-employed marketing consultant for Summit International LLC. He currently serves on the Board of Directors of Continental Materials Corporation, Chicago, Illinois, and serves on that company’s audit committee. Mr. Carmody also served as the Vice President of U.S. Operations and Vice President of the sports division at Reebok International Inc. from 1988 to 1996.

As a long-term marketing expert, Mr. Carmody brings strategic insight and extensive experience with product distribution to our board of directors. He also has significant experience serving on the board of another public company.

Avi Liss, Director and Secretary

Avi Liss has served as a Director and Secretary of the Company since August 2010. From August 2009 to present, he has served as the President of Liss Law, LLC, a law firm specializing in real estate conveyances. Prior to founding Liss Law, he worked as a judicial law clerk for the Honorable Stephen S. Mitchell a bankruptcy court judge for the Eastern District of Virginia.

Mr. Liss is well qualified to serve as a director of the company due to his knowledge and working experience with legal governance matters. He devotes approximately 1 hour a week to our Company and the remainder of his time to his other business interests.

Sean S. Lee, Director

Sean S. Lee has served as a Director of the Company since May 2014. His father, Sean F. Lee, a 10% owner of our common stock, was the founder of Valuesetters in 2003 and was our Chief Executive Officer until 2010 and a member of our board of directors until April 2014. Mr. Sean S. Lee is a product manager for Heartland School Solutions, a K-12 food nutrition software development firm, since January 2012 to present. Prior to joining Heartland, he worked as a consultant for SL-Tech, a K-12 food nutrition software and hardware development firm, from August 2011 to January 2012, and as the chief technology officer for ImproveSmart Inc., an electronic commerce company, from December 2009 to August 2011. From June 2007 to December 2010 he served as the technology manager for our Company.

Mr. Lee brings technology experience to our board of directors, including expertise in cloud computing, systems architecture, and software development

Steven Geary, Director

Steven Geary has served as a Director of the Company since June 2006. Since 2009 he as served in several management positions at Statera and is currently the Vice Present of Strategy and Business Development. From 2008 to 2009 he was the Chief Executive Officer of ImproveSmart, Inc. From April 2006 to June 2008 he served as our President and Chief Operating Officer, and as our Chief Executive Officer from June 2008 to December 2009.

Mr. Geary has significant business development and brand marketing expertise in consumer products and services.

Director Independence

Our common stock is currently quoted on the OTC Pink market and is not listed on the Nasdaq Stock Market or any other national securities exchange. Accordingly, we are not currently subject to the Nasdaq continued listing requirements or the requirements of any other national securities exchange. Nevertheless, in determining whether a director or nominee for director should be considered “independent” the board utilizes the definition of independence set forth in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.  Pursuant to that definition, Thomas Carmody and Steven Geary are independent members of our Board of Directors.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and
•	Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Board Meetings and Committees; Management Matters

Our board of directors took actions by unanimous consent on one occasion during the fiscal year ended April 30, 2014.  No formal meetings were held.  No fees are paid to directors for attendance at meetings or for agreeing to a unanimous consent or the board of directors.

Compensation Committee

Our board of directors does not have a compensation committee.

Nominating Committee

Our board of directors does not have a nominating committee.  Our entire board of directors is responsible for this function.  Due to the relatively small size of our company and the resulting efficiency of a board of directors that is also limited in size, our board of directors has determined that it is not necessary or appropriate at this time to establish a separate nominating committee.  Our board of directors intends to review periodically whether such a nominating committee should be established.

Our board of directors uses a variety of methods for identifying and evaluating nominees for director.  It regularly assesses the appropriate size of the board of directors, and whether any vacancies exist or are expected due to retirement or otherwise. If vacancies exist, are anticipated or otherwise arise, our board of directors considers various potential candidates for director.  Candidates may come to their attention through current members of our board of directors, shareholders or other persons.  These candidates are evaluated at regular or special meetings of our board of directors, and may be considered at any point during the year.

Qualifications for consideration as a director nominee may vary according to the particular areas of expertise that may be desired in order to complement the qualifications that already exist among our board of directors.  Among the factors that our directors consider when evaluating proposed nominees are their independence, financial literacy, business experience, character, judgment and strategic vision.  Other considerations would be their knowledge of issues affecting our business, their leadership experience and their time available for meetings and consultation on company matters.  Our directors seek a diverse group of candidates who possess the background skills and expertise to make a significant contribution to our board of directors, our company and our shareholders.

Audit Committee

Our board of directors does not have an audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act of 1934, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities (“10% Shareholders”), to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and 10% Shareholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such reports received by us, we believe that for the fiscal year ended April 30, 2013, that our directors and 10% shareholders did not comply with Section 16(a) filing requirements by failing to file initial statements of beneficial ownership of securities

Code of Ethics

We have adopted a code of business conduct and ethics for our directors, officers and employees, including our chief executive officer.  In addition, we have adopted a supplemental code of ethics for our financial executives and all employees in our accounting department.  The text of our codes are posted on our Internet website at www.valuesetters.com.

Item 11.  Executive Compensation.

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to Mr. Manuel Teixeira, our Chairman, Chief Executive Officer and Chief Financial Officer, and Mr. Avi Liss, our Secretary (collectively, the “Named Executives”).  We have no other executive officers.

Summary Executive Compensation Table

						Non-equity	Change in pension value and nonqualified
Name						incentive	deferred
and				Stock	Option	plan	compensation	All other
principal		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)(1)	($)

Manuel	2014	0	0	0	0	0	0	3,000	3,000
Teixeira,	2013	0	0	0	0	0	0	1,000	1,000
CEO	2012	0	0	0	0	0	0	0	0

Avi,	2014	0	0	0	0	0	0	0	0
Liss, Secretary	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

(1) Although Mr. Teixeira is not paid a salary, we paid him a nominal amount, partially as a non-accountable reimbursement of his out-of-pocket expenses incurred on behalf of our Company.

Our executive officers have agreed to work without compensation until our annual revenues exceed $1,000,000. We believe the equity positions held by such officers provides them with significant incentive to remain with us as we build the company.

We have no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our officers and directors, and we have no regular salaried employees.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards as of April 30, 2014.

Stock Option Grants

There were no stock option grants or exercises in fiscal 2014 for Named Executives.

Compensation of Directors

We currently do not compensate our directors for their services as directors.

Employment Agreements

We currently have no employment agreements in place. At a later date we may enter into employment agreements with our executive officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of July 31, 2014, by:

●	Each person whom we know beneficially owns more than 5% of any class of equity security;
●	each of our directors individually;
●	each of our named executive officers individually; and
●	all of our current directors and executive officers as a group

Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock. Each person listed below disclaims beneficial ownership of their shares, except to the extent of their pecuniary interests therein. Shares of common stock that an individual or group has the right to acquire within 60 days of July 31, 2014, pursuant to the exercise of options or restricted stock are deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but are not deemed outstanding for the purpose of calculating the percentage owned by any other person listed.

Name and Address	Amount of Shares and Nature
of Beneficial Owner (1)	of Beneficial Ownership	Percent of Class*
Vaxstar LLC (4)	271,673,207	54.3%
Sean F. Lee(3)	50,600,000	10.1%
Manuel Teixeira (2,3)	25,000,000	5.0%
Steven Geary (3)	20,600,000	4.1%
Tom Carmody (3)	5,000,000	1.0%
Avi Liss (2,3)	2,000,000	**%
Sean S. Lee (3)	-	**%
Officers and Directors as a group (5 persons)	52,600,000	10.5%

_________________

* Based on 500,000,000 shares of common stock outstanding as of July 31, 2014. ** Less than 1%
(1)	Unless otherwise noted, the business address of each member of our Board of Directors is c/o Valuesetters Inc. 430 North Street White Plains, NY 10605.
(2)	Mr. Teixeira is our Chairman of the Board and Chief Executive Officer, and Mr. Liss is our Secretary.
(3)	Such individual is a current member of the Board of Directors, except for Mr. Sean F. Lee who retired from the board in April 2014.
(4)	Mark Richards is the Chief Executive Officer of Vaxstar LLC and casts the vote for the shares held by Vaxstar LLC.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Our majority shareholder, Vaxstar LLC, is also our working capital lender. As of April 30, 2014, we owe our majority shareholder $93,219, under a term note agreement that bears interest at an annual rate of 8%. We have not made any principal or interest payments to our working capital lender. Unpaid interest has been accrued and added to the note.

In connection with the financing, the Company has agreed to certain restrictive covenants, including, among others, that the Company may not convey, sell lease, transfer or otherwise dispose of any part of its business or property, except as permitted in the agreement, dissolve, liquidate or merge with any other party unless, in the case of a merger, the Company is the surviving entity, incur any indebtedness except as defined in the agreement, create or allow a lien on any of its assets or collateral that has been pledge to the Lender, make any loans to any person, except for prepaid items or deposits incurred in the ordinary course of business, or make any material capital expenditures.

We owe a related party, Sean F. Lee, the founder of Valuesetters Inc. and former board member, a total of $412,371 at April 30, 2014, in conjunction with a 3% per annum term note due June 30, 2017 and various unpaid accounts payable and accrued interest. There is no signed agreement for the related party accounts payable and it is not an interest-bearing obligation.

We owe Steven Geary, a director, $31,680 as of April 30, 2014. This obligation is not interest bearing. $16,680 is recorded as a related party trade accounts payable and $15,000 as a related party note payable. We have no signed agreements for the indebtedness to Mr. Geary.

We owe Sean S. Lee, a director, $15,000 as of April 30, 2014. This obligation is not interest bearing and is recorded as a related party trade accounts payable. We have no signed agreements for the indebtedness to Sean S. Lee.

We currently have no equity compensation plan either approved or not approved by security holders, and there are no securities currently authorized for issuance under any equity compensation plan. However, our Board of Directors has previously approved share-based compensation in lieu of cash compensation to various consultants and employees. Such share-based compensation is recognized at the time of grant equal to the fair value of the stock award at the time of the grant as the awards generally do not require a service or vesting period.

Item 14.  Principal Accounting Fees and Services.

On August 1, 2014 Silbersein Ungar, PLLC (the “Former Accountant”) notified the Company that its client base had been acquired by KLJ & Associates, LLP (the “New Accountant”). As a result of this transaction, the Former Accountant effectively resigned as the Company’s independent registered public accounting firm, and the New Accountant, as the successor following the transaction, became the Company’s independent registered public accounting firm. The engagement of the New Accountant was approved by the Company’s board of directors on August 11, 2014

The following table presents fees for professional audit services rendered by our independent registered public accounting firm during the past two fiscal years.

	Fiscal 2014	Fiscal 2013
Audit fees	$10,300	$15,000
Audit related fees
Tax fees
All other fees
Total	$10,300	$15,000

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Consistent with SEC policies regarding auditor independence, our board of directors has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the board of directors has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year's audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the board of directors for approval.

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters and reviews of our financials statements included in our Quarterly Reports on Form 10-Q.

2. Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3. Tax services include all services performed by the independent auditor's tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4. Other services are those associated with services not captured in the other categories. We generally do not request such services from the independent auditor.

PART IV

ITEM 15.	FINANCIAL STATEMENTS AND EXHIBITS.

Exhibit
Number	Description

2.1	Asset Purchase Agreement, dated November 23, 2010, between Valuesetters, Inc. and NetGames.com, incorporated by reference to Exhibit 2.1 to our Form 10/A dated July 25, 2014.
3.1	Articles of Incorporation of Valuesetters, Inc. filed on April 25, 1984, incorporated by reference to Exhibit 3.1 to our Form 10 dated September 3, 2013.
3.2	Amendment to Articles of Incorporation of Valuesetters, Inc. filed on September 7, 1999, incorporated by reference to Exhibit 3.2 to our Form 10 dated September 3, 2013.
3.3	Amendment to Articles of Incorporation of Valuesetters, Inc. filed on December 4, 2003, incorporated by reference to Exhibit 3.3 to our Form 10 dated September 3, 2013.
3.4	By-Laws of Valuesetters, Inc, incorporated by reference to Exhibit 3.4 to our Form 10 dated September 3, 2013.
10.1	Amended Secured Lending Agreement between Valuesetters, Inc. and Vaxstar LLC incorporated by reference to Exhibit 10.1 to our Form 10/A dated July 25, 2014
10.2	3% Unsecured Term Note Due June 30, 2017, incorporated by reference to Exhibit 10.2 to our Form 10/A dated July 25, 2014
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2014	VALUESETTERS, INC.

By: /s/ Manuel Teixeira
Manuel Teixeira
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Avi Liss	Secretary and Director	August 13, 2014
Avi Liss

/s/ Thomas Carmody	Director	August 13, 2014
Thomas Carmody

/s/ Steven Geary	Director	August 13, 2014
Steven Geary

/s/ Sean S. Lee	Director	August 13, 2014
Sean S. Lee

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Valuesetters Inc.

Hingham, MA

We have audited the accompanying balance sheets of Valuesetters, Inc. as of April 30, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valuesetters, Inc. as of April 30, 2013 and 2012 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Valuesetters Inc. will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred losses from operations, has limited working capital, and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

August 30, 2013

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Valuesetters, Inc.

White Plains, NY

We have audited the accompanying balance sheet of Valuesetters, Inc. as of April 30, 2014, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valuesetters, Inc. as of April 30, 2014 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Valuesetters, Inc. will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred losses from operations, has limited working capital, and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

St. Louis Park, Minnesota

August 18, 2014

VALUESETTERS, INC.
Balance Sheets

	April 30,	April 30,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$1,623	$3,075
Total current assets	1,623	3,075
Total assets	$1,623	$3,075

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable
Trade	$74,592	$79,943
Related parties	110,985	103,509
Accrued expenses	15,536	19,600
Deferred revenue	3,217	—
Secured note payable to related party	—	69,254
Notes payable – related parties	17,050	348,066
Loan payable - bank	48,469	50,229
Demand note payable	16,000	15,000
Total Current Liabilities	285,849	685,601

Long-term related party note payable	333,066	—
Long-term secured note payable to related party	93,219	—
Total Liabilities	712,134	685,601

Stockholders’ deficit

Common stock, $.001 par value, 500,000,0000 shares authorized; 500,000,0000 issued and outstanding in 2014 and 2013	500,000	500,000
Capital in excess of par value	420,968	420,968
Accumulated deficit	(1,631,479)	(1,603,494)
Total stockholders' equity deficit	(710,511)	(682,526)
Total liabilities and stockholders deficit	$1,623	$3,075

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.
Statements of Operations

	Years Ended April 30,
	2014	2013

Revenues	$4,679	$8,127

Cost and expenses:
Costs of services	1,242	806
Selling, general and administrative`	13,182	14,817
Interest expense	18,240	18,874

Total costs and expenses	32,664	34,496

Net loss before income taxes	(27,985)	(26,370)
Income taxes	—	—
Net loss	$(27,985)	$(26,370)

Basic and diluted loss per share	$0.00	$0.00
Weighted average number of shares outstanding	500,000,000	500,000,000

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.
Statements of Stockholders' Deficit
For the years ended April 30, 2014 and 2013

			Capital in
			Excess of	Accumulated	Total
	Shares	Amount	Par Value	Deficit	Deficit
Balance, April 30, 2012	500,000,000	$500,000	$420,968	$(1,577,124)	$(656,156)
Net loss, April 30, 2013	—	—	—	(26,370)	(26,370)
Balance, April 30, 2013	500,000,000	500,000	420,968	(1,603,494)	(682,526)
Net loss, April 30, 2014				(27,985)	(27,985)
Balance, April 30, 2014	500,000,000	$500,000	$420,968	$(1,631,479)	$(710,511)

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.
Statements of Cash Flows

	Year	Year
	Ended	Ended
	April 30,	April 30,
	2014	2013

Operating activities
Net loss	$(27,985)	$(26,370)
Changes in non-cash working capital balances
Accounts payable	2,125	3,880
Accrued liabilities	5,708	5,600
Cash provided by (used in) operating activities	(20,152)	(16,890)

Financing activities
Payments on bank loan	(1,760)
Proceeds from demand note payable	1,000
Proceeds from note payable – related party	2,050
Proceeds from note payable – secured related party	17,410	18,021
Cash provided by financing activities	18,700	18,021

Increase (decrease) in cash and cash equivalents during the period	(1,452)	1,131
Cash and cash equivalents, beginning of the period	3,075	1,944
Cash and cash equivalents, end of the period	$1,623	$3,075

Cash paid for:
Interest	$4,209	$6,812
Income taxes	$—	$—

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED APRIL 30, 2014 AND 2013

1. Description of Business and Summary of Accounting Principles

Description of Business and Concentrations

Valuesetters, Inc. (“Valuesetters”, or the “Company”) is a provider of subscription services, advertising and digital goods using technology distribution platforms like the Internet and mobile devices in the media and entertainment markets. Most of the Company’s revenues are derived from customers worldwide who subscribe to a chess website that allows them to play ranked chess games against international competitors, or against various levels of artificial intelligence embedded in the Company’s online chess software.

The financial statements are presented in United States dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America.  The Company’s fiscal year end is April 30.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible. A valuation allowance has been established to eliminate the Company’s deferred tax assets as it is more likely than not that none of the deferred tax assets will be realized.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon settlement with the tax authorities. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits in interest expense and penalties in income tax expense. The Company has determined that it had no significant uncertain tax positions requiring recognition or disclosure.

VALUESETTERS, INC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED APRIL 30, 2014 AND 2013

1. Description of Business and Summary of Accounting Principles (Continued)

Revenue Recognition

Revenues from services are recognized in the period in which they are earned, in accordance with the terms and conditions noted on our websites. In instances where a subscriber prepays for a service, any prepayment is recognized as a current liability until it is earned.

Costs of Services

Costs of services consist of direct costs that we pay to third parties in order to maintain our online sites that generate revenue.

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares outstanding. To the extent that stock options and warrants are anti-dilutive, they are excluded from the calculation of diluted loss per share. For 2014 and 2013, the Company had no potentially dilutive securities.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents during 2014 and 2013.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relates to the accruals for unbilled legal services and income tax valuation allowance. On a continual basis, management reviews its estimates, utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

VALUESETTERS, INC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED APRIL 30, 2014 AND 2013

1.	Description of Business and Summary of Accounting Principles (Continued)

Determination of Fair Value

Cash and cash equivalents, accounts receivable, and accounts payable

In general, carrying amounts approximate fair value because of the short maturity of these instruments.

Deferred Revenue

Deferred Revenue represents revenues collected but not earned as of the year end. The Company renders services, or rights to use its software, over a specific time period and revenues are recognized as earned as time passes.

Debt

At April 30, 2014 and 2013, the Company’s secured debt was carried at its face value plus accrued interest. In July 2014, the Company renegotiated its secured related party debt and one related party note, and these notes are now term loans which mature on June 30, 2017. Based on the financial condition of the Company, it is impracticable for the Company to estimate the fair value of its short and long-term debt.

The Company has no instruments with significant off balance sheet risk.

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915).   Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders equity, (2) label the financial statements as those of a development stage entity;  (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued.  The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

The Company does not expect any other recent accounting pronouncements to have a significant impact on its financial position, results of operations, or cash flows.

VALUESETTERS, INC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED APRIL 30, 2014 AND 2013

2.	Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained recurring losses from its continuing operations and as of April 30, 2014, had negative working capital of $284,226 and a stockholders’ deficit of $710,511. In addition, the Company is unable to meet its obligations as they become due and sustain its operations. The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.

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

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in its existence. Management’s plans include:

1.	Seek to raise debt or equity for working capital purposes and to pay off existing debt balances. With sufficient additional cash available to the Company, it can begin to make marketing expenditures and hire people to generate more revenues, and consequently cut monthly operating losses.

2.	Continue to look for software niches and other digital products that can be sold via an Internet-based store. Various acquisition opportunities are being considered to help the Company generate additional revenues and obtain profitability.

There can be no assurance that the Company will be able to achieve or maintain cash-flow-positive operating results. If the Company is unable to generate adequate funds from operations or raise sufficient additional funds, the Company may not be able to repay its existing debt, continue to operate its business network, respond to competitive pressures or fund its operations. As a result, the Company may be required to significantly reduce, reorganize, discontinue or shut down its operations. The financial statements do not include any adjustments that might result from this uncertainty.

VALUESETTERS, INC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED APRIL 30, 2014 AND 2013

3. Debt

The following table summarizes components debt as of April 30, 2014 and 2013:

	2014	2013	Interest Rate

Secured lender (majority shareholder)	$93,219	$69,254	8.00%
Notes payable – related parties	350,116	348,066	3.0%
Demand note payable	16,000	15,000	0%
Loan payable - bank	48,469	50,229	5.5%
Total Debt	$507,804	$482,549

As of April 30, 2014 and 2013, the Company owed its principal lender (“Lender”) $93,219 and $69,254, respectively, under a loan and security agreement (“Loan”) dated April 28, 2011, that was amended on July 26, 2014, to change the maturity date to June 30, 2017. The maximum amount of the Loan is $250,000, and interest on the Loan has been accrued and added to the principal balance of the Loan. The Lender is also the majority shareholder of the Company, owning 271,673,207 shares of common stock, or 54% of the 500,000,000 shares issued and outstanding.

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

As of April 30, 2014 and 2013, the Company’s related-party unsecured notes payable totaled $350,116 and $348,066, respectively. The majority of this debt is owed to a former board member, who is a 10% shareholder, for a $314,000 note payable dated April 30, 2011. In July 2014, this note was renegotiated to a 3% term loan due on June 30, 2017. The same person has personally guaranteed a bank line of credit under which the Company owes $48,469 and $50,229 as of April 30, 2014 and 2013, respectively. The Company pays $220 a month in principal payments on the outstanding balance, plus the monthly interest expense, which is calculated at a rate of 5.5% per annum.

Demand notes payable totaled $16,000 and $15,000 at April 30, 2014 and 2013, respectively.

VALUESETTERS, INC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED APRIL 30, 2014 AND 2013

4. Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures of financial instruments on a recurring basis.

Fair Value Hierarchy

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

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 inputs are unobservable inputs for the asset or liability.

Determination of Fair Value

Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the Company bases its fair value on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy. Fair value measurements for assets and liabilities where there exists limited or no observable market data and, therefore, are based primarily upon management’s own estimates, are often calculated based on current pricing policy, the economic and competitive environment, the characteristics of the asset or liability and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future value.

See Note 1 for a description of valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value where it is practicable to do so for financial instruments not recorded at fair value (disclosures required by the Fair Value Measurements Topic of the FASB Accounting Standards Codification).

VALUESETTERS, INC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED APRIL 30, 2014 AND 2013

5. Income Taxes

At April 30, 2014, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $1,060,000 expiring in the years of 2015 through 2030. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar State provisions.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of April 30, 2014 and 2013 were as follows:

	2014	2013

Deferred tax assets, net:
Net operating loss carryforwards	$1,060,000	$1,032,000
Valuation allowance	1,060,000	1,032,000

Net deferred assets	$—	$—

The valuation allowance increased to $1,060,000 at April 30, 2014 from $1,032,000 at April 30, 2013.

The following is a reconciliation of the tax provisions for the years ended April 30, 2014 and 2013 with the statutory Federal income tax rates:

	Percentage of Pre-Tax Income
	2014	2013

Statutory Federal income tax rate	(34.0)%	(34.0)%
Loss generating no tax benefit	34.0	34.0

Effective tax rate	—	—

The Company did not have any material unrecognized tax benefits as of April 30, 2014 and 2013. The Company does not expect the unrecognized tax benefits to significantly increase or decrease within the next twelve months.  The Company recorded no interest and penalties relating to unrecognized tax benefits as of and during the years ended April 30, 2014 and 2013. The Company is subject to U.S. federal income tax, as well as taxes by various state jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending April 30, 2011 through 2014.

VALUESETTERS, INC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED APRIL 30, 2014 AND 2013

6. Commitments and Contingencies

Litigation

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, is not likely to have a material effect on the financial condition, results of operations or liquidity of the Company. However, as the outcome of litigation or legal claims is difficult to predict, significant changes in the estimated exposures could occur.

7. Stockholders’ Deficit

The Company is authorized to issue 500,000,000 shares of its common stock, par value $0.001. 500,000,000 shares were outstanding as of April 30, 2014 and 2013, and no shares were issued during the fiscal years ended April 30, 2014 or 2013. No warrants, options or other convertible securities are outstanding at April 30, 2014 and 2013. The Company’s board of directors and majority shareholder have approved an increase in the authorized shares to 900,000,000.

8. Loss Per Common Share

Loss per common share data was computed as follows:

	2014	2013

Net loss	$(27,986)	$(26,370)

Weighted average common shares outstanding	500,000,000	500,000,000
Effect of dilutive securities	—	—
Weighted average dilutive common shares outstanding	500,000,000	500,000,000

Loss per common share – basic	$(.00)	$(.00)

Loss per common share – diluted	$(.00)	$(.00)

VALUESETTERS, INC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED APRIL 30, 2014 AND 2013

9. Related Party Transactions

The Company’s majority shareholder is also its principal lender. As of April 30, 2014 and 2013, the Company owed its majority shareholder, under a secured lending agreement, $93,219 and $69,254, respectively. The maximum amount of the loan is $250,000, and the loan matures on June 30, 2017. Interest payments are accrued monthly and added to the principal balance of the note. The majority shareholder of the Company owns 271,673,207 shares of common stock, or 54% of the 500,000,000 shares issued and outstanding.

A former director of the Company and founder of Valuesetters, Inc., which merged with the Company in December 2003, has personally guaranteed bank debt of $48,469 and $50,229, as of April 30, 2014 and 2013, respectively and credit card debt of $22,947 and $28,298 as of April 30, 2014 and 2013, respectively. In addition to the personal guarantees, the Company owes him $412,371 and $400,429 as of April 30, 2014 and 2013, respectively, for loans, interest payable and unpaid expenses.

The Company owes a second director $31,680 as of April 30, 2014 and 2013.

The Company owes a third director $15,000 as of April 30, 2014 and 2013.

The Company owes its Chief Executive Officer and Chairman of the board of directors $2,050 as of April 30, 2014.

10.	Subsequent Events

The Company has analyzed its operations subsequent to April 30, 2014 through the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose