Form 10-Q
period 2014-07-31
ValueSetters Corp
filed 2014-09-24
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2014

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55036

VALUESETTERS INC.
(Exact name of registrant as specified in its charter)

Utah	87-0409951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

159 Meadow Street Naugatuck, CT 06770
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

As of September 22, 2014, the Company had 500,000,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Valuesetters Inc.

Condensed Balance Sheets (Unaudited)

See notes to the condensed financial statements.

	July 31, 2014	April 30, 2014
Assets

Current assets:
Cash and cash equivalents	$374	$1,623
Prepaid expenses	271,176	—
Total current assets	271,550	1,623
Non-current prepaid expenses	234,300	—
Investments	75,000	—
Total assets	$580,850	$1,623

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable
Trade	$73,224	$74,592
Related party	113,340	110,985
Accrued expenses	10,255	15,536
Deferred revenue	62,752	3,217
Derivative liability	362,136	—
Notes payable – related parties	15,848	17,050
Loan payable - bank	47,817	48,469
Other notes payable	17,377	16,000
Total current liabilities	702,749	285,849

Long-term related party note payable	333,066	333,066
Long-term secured note payable to related party	98,179	93,219
	1,133,994	712,134
Stockholders’ deficit:
Common stock, $.001 par value; 500,000,000 shares authorized, 500,000,000 shares issued and outstanding	500,000	500,000
Capital in excess of par value	424,268	420,968
Accumulated deficit	(1,477,412)	(1,631,479)
Total stockholders’ deficit	(553,144)	(710,511)
Total liabilities and stockholders’ deficit	$580,850	$1,623

Valuesetters Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	July 31, 2014	July 31, 2013

Revenues	$16,676	$2,146

Costs and expenses:
Costs of services	259	649
Selling, general and administrative	186,114	5,217
Total costs and expenses	186,373	5,866

(Loss) from operations	(169,697)	(3,720)

Other income (expense):
Change in fair market value of derivative liabilities	329,043	—
Interest expense	(5,279)	(4,482)
Net income (loss) before taxes	154,067	(8,202)
Income taxes	—	—
Net income (loss)	$154,067	$(8,202)

Basic and diluted income (loss) per share	$0.00	$(0.00)
Weighted average number of shares outstanding	500,000,000	500,000,000

See notes to the condensed financial statements.

Valuesetters Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	July 31, 2014	July 31, 2013
Operating activities:
Net income (loss)	$154,067	$(8,202)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	175,703	—
Change in fair market value of derivatives	(329,043)	—
Non-cash revenue	(15,000)	—
Amortization of debt discount	177	—
Changes in operating assets and liabilities:
Accounts payable	2,947	—
Accrued expenses	(5,281)	588
Deferred revenue	(465)	—
Derivative liability	10,000	—
Net cash used in operating activities:	(6,895)	(7,614)

Financing activities:
Payments on bank loan	(652)	—
Payments on other notes payable	(1,000)	—
Payments on note payable – related party	(2,202)	—
Proceeds from other notes payable	5,500	—
Proceeds from notes payable – related party	1,000	—
Proceeds from secured note payable – related party	3,000	5,797
Net cash provided by financing activities	5,646	5,797

(Decrease) in cash and cash equivalents	(1,249)	(1,817)
Cash and cash equivalents at beginning of period	1,623	3,075
Cash and cash equivalents at the end of period	$374	$1,258

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$787	$1,113
Non cash financing information:
Fair value of derivative liabilities	$681,179	$—
Debt discount due to beneficial conversion feature	$3,300	$—
Investments acquired for deferred revenue	$60,000	$—

See notes to the condensed financial statements.

Valuesetters Inc.

Notes To Condensed Financial Statements (Unaudited)

Note 1– Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2014, are not necessarily indicative of the results that may be expected for the year ended April 30, 2015. For further information, refer to the audited financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended April 30, 2014.

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained recurring losses from its continuing operations and as of July 31, 2014, had negative working capital of $431,199 and a stockholders’ deficit of $553,144. In addition, the Company is unable to meet its obligations as they become due and sustain its operations. The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.

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

Note 3 – Income (Loss) Per Common Share

Income (Loss) per common share data was computed as follows:

	July 31, 2014	July 31, 2013

Net income (loss)	$154,067	$(8,202)

Weighted average common shares outstanding	500,000,000	500,000,000
Effect of dilutive securities	6,500,000	—
Weighted average dilutive common shares outstanding	506,500,000	500,000,000

Income (Loss) per common share – basic	$.00	$(.00)

Income (Loss) per common share – diluted	$.00	$(.00)

As of July 31, 2014, the weighted average diluted common shares outstanding exceeds the number of authorized common shares of the Company. This excess has no effect on diluted net income per common share for the three months ended July 31, 2013. See Note 9 for the derivative liabilities recorded as a result of the shortfall in authorized shares.

Note 4 – Principal Financing Arrangements

The following table summarizes components of debt as of July 31, 2013 and April 30, 2013:

	July 31, 2014	April 30, 2014	Interest Rate

Secured lender (majority shareholder)	$98,179	$93,219	8.0%
Demand notes payable – related parties	348,914	350,116	0.0% - 3.0%
Other notes payable	17,377	16,000	0.0%
Due to bank	47,817	48,469	5.5%
Total Debt	$512,287	$507,804

As of July 31, 2014 and April 30, 2014, the Company owed its principal lender (“Lender”) $98,179 and $93,219, respectively, under a loan and security agreement (“Loan”) dated April 28, 2011, that was amended on July 26, 2014 to change the maturity date to June 30, 2017. The maximum amount of the Loan is $250,000. The Lender is also the majority shareholder of the Company, owning 271,673,207 shares of common stock, or 54% of the 500,000,000 shares issued and outstanding.

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

As of July 31, 2014 and April 30, 2014, the Company’s related-party unsecured notes payable totaled $348,914 and $350,116, respectively. The majority of this debt is owed to a former board member, who is a 10% shareholder, for a $314,000 note payable dated April 30, 2011. In July 2014, this note was renegotiated to a 3% term loan due on June 30, 2017. The same person has personally guaranteed a bank line of credit under which the Company owes $47,817 and $48,469 and as of July 31, 2014 and April 30, 2014, respectively. The Company pays approximately $220 a month in principal payments on the outstanding balance, plus the monthly interest expense, which is calculated at a rate of 5.5% per annum.

Other notes payable totaled $17,377 and $16,000 at July 31, 2014 and April 30, 2014, respectively.

Note 5 – Investments

During the first quarter of fiscal 2015, the Company acquired a 5% interest in two early-stage companies, Zelgor Inc. and NetCapital Systems LLC, as payment for consulting and advisory services provided to the companies. The investment is recorded at the value of the services provided by the Company.

Note 6 – Income Taxes

At July 31, 2014, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1,060,000 that expire in the years 2015 through 2030. The Company has provided an allowance for the full value of the related deferred tax asset since it is more likely than not that none of such benefit will be realized. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

Due to the availability of the tax loss carryforward for the three-month period ended July 31, 2014 and the loss for the three-month period ended July 31, 2013, the Company has recorded no income tax expense in either of these three-month periods.

Note 7 – Related Party Transactions

The Company’s majority shareholder is also its principal lender. As of July 31, 2014 and April 30, 2014, the Company owed its majority shareholder, under a secured lending agreement, $98,179 and $93,219, respectively. The maximum amount of the loan is $250,000, and the loan matures on June 30, 2017. The majority shareholder of the Company owns 271,673,207 shares of common stock, or 54% of the 500,000,000 shares issued and outstanding.

A former director of the Company and founder of Valuesetters, Inc., which merged with the Company in December 2003, has personally guaranteed bank debt of $47,817 and $48,469, as of July 31, 2014 and April 30, 2014 and credit card debt of $21,579 and $22,947 as of July 31, 2014 and April 30, 2014, respectively. In addition to the personal guarantees, the Company owes him $421,774 and $419,895 as of July 31, 2013 and April 30, 2013, respectively, for loans, interest payable and unpaid expenses.

The Company owes a second director $31,680 as of July 31, 2014 and April 30, 2014.

The Company owes a third director $15,000 as of July 31, 2014 and April 30, 2014.

The Company owes its Chief Executive Officer and Chairman of the board of directors $848 and $2,050 as of July 31, 2014 and April 30, 2014, respectively.

Note 8 – Stockholders’ Deficit

The Company is authorized to issue 500,000,000 shares of its common stock, par value $0.001. 500,000,000 shares were outstanding as of July 31, 2014 and April 30, 2014, and no shares were issued during the three-month period ended July 31, 2014 or during the fiscal year ended April 30, 2014.

On May 7, 2014, the Company granted 5-year stock options that fully vest over a three year period to three consultants. Each consultant was granted an option to purchase up to 6 million shares of the Company’s common stock at a price of $0.03 per share.

On July 5, 2014, the Company agreed to issue 6,000,000 shares of restricted common stock in exchange for investor awareness services for the period of July 10, 2014 to December 31, 2014. The shares are issuable after the Company increases its authorized shares.

On July 24, 2014, the Company signed a three-year consulting agreement in exchange for 6,000,000 shares of common stock to be issued after the Company increases its authorized shares.

Note 9 – Derivative Liabilities

The Company evaluated its stock options and stock-based payment agreements pursuant to ASC 815 and due to there being no authorized shares of common stock available to issue to satisfy the terms of the agreements, the Company determined the agreements were derivative liabilities. The Company valued the stock option derivatives using the Black-Scholes valuation model, and the stock-based payment agreements using the actual trading prices of the Company’s common stock.

On May 7, 2014, the Company estimated the fair value of the stock option derivatives using the Black-Scholes valuation method with assumptions including: (1) term of 5 years; (2) a computed volatility rate of 213% (3) a discount rate of 1.65% and (4) zero dividends.

At July 31, 2014, the Company estimated the fair value of the derivatives using the Black-Scholes valuation method with assumptions including: (1) term of 4.75 years; (2) a computed volatility rate of 211% (3) a discount rate of 1.65% and (4) zero dividends.

On May 7, 2014, the Company accepted a stock subscription agreement for the purchase of 500,000 shares of common stock at $0.02 per share. The agreement was recorded as a $10,000 derivative liability on May 7, 2014 and was valued at July 31, 2014 at the closing price of the Company’s common stock, $0.0121 per share.

On July 5, 2014, the Company signed an investor awareness agreement that required the issuance of 6,000,000 shares of common stock. The agreement was recorded as a derivative liability on July 5, 2014 at a price of $0.0149 and was valued at July 31, 2014 at the closing price of the Company’s common stock, $0.0121 per share.

On July 24, 2014, the Company signed a consulting agreement that required the issuance of 6,000,000 shares of common stock. The agreement was recorded as a derivative liability on July 24, 2014 at a price of $0.0101 and was valued at July 31, 2014 at the closing price of the Company’s common stock, $0.0121 per share.

All of the aforementioned derivatives were recorded on the day the agreements were effective and were revalued at July 31, 2014. Any changes in the value of the derivative liabilities were recorded as a gain or loss in the income statement for the three months ended July 31, 2014.

The net gain recorded for the change in value of the derivatives for the three month-period ended July 31, 2014 was $329,043. There were no derivatives in the three month-period ended July 31, 2013.

Note 10 – Fair Value

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

Derivative Liability

The table below presents the amounts of liabilities measured at fair value on a recurring basis as of July 31, 2014 and April 30, 2014.

The fair value of the derivatives that are traded in less active over-the counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value of hierarchy.

	Total	(Level 1)	(Level 2)	(Level 3)

July 31, 2014

Derivative liability	$362,136	$151,250	$210,886	—

April 30, 2013

Derivative liability	—	—	—	—

Note 11 – Stock-Based Compensation Plans

The Company entered consulting agreements to issue common stock and options to purchase common stock, and recorded the applicable non-cash expense in accordance with the authoritative guidance of the Financial Accounting Standards Board. For the three-month periods ended July 31, 2014 and July 31, 2013, the Company recorded $175,703 and $0, respectively, in stock-based compensation expense. As of July 31, 2014, there was $505,476 of prepaid stock-based compensation expense, $271,176 of which is current and $234,300 of which is non-current.

Note 12 – Subsequent Events

The Company purchased a consulting firm on September 11, 2014 for a purchase price of $200,000. The Company issued a three-year note at 2% interest per annum, which can be converted into a maximum of 20,000,000 shares of common stock of the Company.

On August 8, 2014, the Company signed a six-month consulting agreement in exchange for 2,000,000 shares of common stock to be issued after the Company increases its authorized shares.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to July 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements beyond the events described above.

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

We intend to employ personnel in such areas as sales, technical support and finance once we have increased our revenues or received an injection of capital that is sufficient to support such personnel. In addition to our online chess subscriptions, we recently began selling a mobile VoIP app on the Google Play app store. Google recently provided us with vendor credit of $50,000 and assistance in analyzing where and to whom we should target our advertising. Beginning in late September of 2014, Google plans to work with us to advertise our app and generate app revenues.

Beginning in the first quarter of fiscal 2015, we began consulting for small companies and taking an equity stake in the companies in exchange for our services. To help further develop this effort, we purchased a management consulting firm in September 2014.

Our limited operating history and the uncertain nature of our future operations and the markets we address or intend to address make prediction of our future results of operations difficult. Our operations may never generate significant revenues, and we may never achieve profitable operations.

Results of Operations

For the Three Months Ended July 31, 2014 Compared to the Three Months Ended July 31, 2013

Our revenues for the first quarter of fiscal 2015 increased by $14,530, or 677%, to $16,676 as compared to $2,146 reported for the first quarter of fiscal 2014. The increase in revenues is attributable to revenues of $15,000 for consulting services we performed for two companies that paid us with a 5% ownership stake in their company.

Selling, general and administrative expenses increased by $180,897, to $186,114 for the first quarter of fiscal 2015 from $5,217 reported in the prior year fiscal period. The increase is primarily attributable to stock-based compensation expense of $175,703 and a $4,000 increase in consulting fees from $3,000 in the first quarter of fiscal 2014 to $7,000 in the first quarter of fiscal 2015.

Interest expense increased by $797 to $5,279 for the quarter ended July 31, 2014, as compared to $4,482 for the prior fiscal quarter. Increased borrowings in the first quarter of fiscal 2015 accounted for the increase in interest expense.

Liquidity and Capital Resources

At July 31, 2014, we had cash and cash equivalents of $374 and negative working capital of $442,252 as compared to cash and cash equivalents of $1,623 and negative working capital of $284,226 at April 30, 2014.

Net cash used in operating activities aggregated $6,895 and $7,614 in the first quarters of fiscal 2015 and 2014, respectively. The principal components of the use of cash from operating activities in the first quarter of fiscal 2015 were the net income of $143,014 plus non-cash compensation of $175,703, which were offset by a change in the fair market value of derivative liabilities of $329,043. The principal use of cash from operating activities in the first quarter of fiscal 2014 was the net loss of $8,202

There was no investing activity in the first quarter of fiscal 2015 or in fiscal 2014.

Net cash provided by financing activities aggregated $5,646 and $5,797 in the first quarters of fiscal 2015 and 2014, respectively. The principal sources of cash from financing activities were proceeds from our secured related party lender, who is our majority stockholder, plus the proceeds of a $5,500 demand note in the fiscal 2015 quarter.

In the first quarters of fiscal 2015 and 2014, there were no expenditures for capital assets. We do not anticipate any capital expenditures in fiscal 2015.

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

Item 4. Controls and Procedures.

(a) Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s principal executive officer (“PEO”) / principal financial officer (“PFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the PEO / PFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the PEO / PFO, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses in our disclosure controls and procedures consisted of:

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

Date: September 22, 2014	VALUESETTERS, INC.

By: /s/ Manuel Teixeira
Manuel Teixeira
Chairman of the Board and Chief Executive Officer