Form 10-Q
period 2014-10-31
ValueSetters Inc.
filed 2014-12-22
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2014

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55036

VALUESETTERS, INC.
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

As of December 22, 2014, the Company had 500,000,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Valuesetters, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	October 31, 2014	April 30, 2014
Assets

Current assets:
Cash and cash equivalents	$2,780	$1,623
Accounts receivable, net	20,608	—
Prepaid expenses	230,220	—
Other current assets	5,973	—
Total current assets	259,581	1,623
Non-current prepaid expenses	201,101
Equipment and software, net of accumulated depreciation	1,111,422
Goodwill	200,000
Investments	75,000	—
Total assets	$1,847,104	$1,623

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable
Trade	$180,454	$74,592
Related party	115,695	110,985
Accrued expenses	57,978	15,536
Deferred revenue	59,893	3,217
Derivative liability	332,926	—
Notes payable – related parties	15,848	17,050
Loan payable - bank	47,151	48,469
Demand note payable	25,177	16,000
Total current liabilities	835,122	285,849

Long-term related party note payable	333,066	333,066
Long-term secured note payable to related party	1,100,200	93,219
	2,268,388	712,134
Stockholders’ deficit:
Common stock, $.001 par value; 500,000,000 shares
authorized, 500,000,000 shares issued and
outstanding in 2014 and 2013	500,000	500,000
Capital in excess of par value	424,268	420,968
Accumulated deficit	(1,345,552)	(1,631,479)
Total stockholders’ deficit	(421,284)	(710,511)
Total liabilities and stockholders’ deficit	$1,847,104	$1,623

See notes to the condensed consolidated financial statements.

Valuesetters, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Six Months Ended	For the Six Months Ended	For the Three Months Ended	For the Three Months Ended
	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013

Revenues	$56,444	$3,566	$39,768	$1,420

Costs and expenses:
Costs of services	10,434	797	10,175	148
Selling, general and administrative	292,611	6,427	106,497	1,210
Depreciation	31,755	—	—	—
Total costs and expenses	334,800	7,224	116,672	1,358

Income (loss) from operations	(278,356)	(3,658)	(76,904)	62

Other income (expense):
Change in fair market value of derivative liabilities	576,653	—	—	—
Interest expense	(12,369)	(9,427)	(7,090)	(4,945)
Net income (loss) before taxes	285,928	(13,085)	166,616	(4,883)
Income taxes	—	—	—	—
Net income (loss)	$285,928	$(13,085)	$166,616	$(4,883)

Basic and diluted income (loss) per share	$0.00	$(0.00)	$0.00	$(0.00)
Weighted average number of shares outstanding	500,000,000	500,000,000	500,000,000	500,000,000

See notes to the condensed consolidated financial statements.

Valuesetters, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended	For the Six Months Ended
	October 31, 2014	October 31, 2013
Operating activities:	$285,928	$(13,085)
Net income (loss)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	270,393	—
Change in fair market value of derivatives	(576,653)	—
Depreciation	31,755	—
Non-cash revenue	(35,000)	—
Amortization of debt discount	1,827	—
Changes in operating assets and liabilities:
Accounts receivable	(2,480)	—
Prepaid expenses	22	—
Other assets	(765)	—
Accounts payable	4,497	1,121
Accrued expenses	504	—
Derivative liability	10,000	—
Net cash used in operating activities:	(9,973)	(11,964)

Financing activities:
Payments on bank loan	(1,318)	(410)
Payments on demand notes payable	(1,000)
Payments on note payable – related party	(2,202)
Proceeds from demand note payable	11,650
Proceeds from notes payable – related party	1,000
Proceeds from secured note payable – related party	3,000	10,387
Net cash provided by financing activities	11,130	9,977

Increase (decrease) in cash and cash equivalents	1,157	(1,987)
Cash and cash equivalents at beginning of period	1,623	3,075
Cash and cash equivalents at the end of period	$2,780	$1,088

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$1,552	$2,632
Non cash financing information:
Fair value of derivative liabilities	$899,579	$—
Debt discount due to beneficial conversion feature	$3,300	$—
Investments acquired for deferred revenue	$40,000	$—

See notes to the condensed consolidated financial statements.

Valuesetters, Inc.

Notes To Condensed Consolidated Financial Statements (Unaudited)

Note 1– Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three-month periods ended October 31, 2014, are not necessarily indicative of the results that may be expected for the year ended April 30, 2015. For further information, refer to the audited financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended April 30, 2014.

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained recurring losses from its continuing operations and as of October 31, 2014, had negative working capital of $575,541 and a stockholders’ deficit of $421,284. In addition, the Company is unable to meet its obligations as they become due and sustain its operations. The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.

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

Note 3 – Income (Loss) Per Common Share

Income (Loss) per common share data was computed as follows:

	October 31, 2014	October 31, 2013

Net income (loss)	$285,928	$(13,085)

Weighted average common shares outstanding	500,000,000	500,000,000
Effect of dilutive securities	—	—
Weighted average dilutive common shares outstanding	500,000,000	500,000,000

Income (Loss) per common share – basic	$.00	$(.00)

Income (Loss) per common share – diluted	$.00	$(.00)

As of October 31, 2014, there were no dilutive securities because the trading price of the Company’s common stock was less than the exercise price of outstanding options and a convertible note.

Note 4 – Principal Financing Arrangements

The following table summarizes components of debt as of October 31, 2013 and April 30, 2013:

	October 31, 2014	April 30, 2014	Interest Rate

Secured lender (affiliate)	$1,100,200	$93,219	8.0%
Demand notes payable – related parties	348,914	350,116	0.0% - 3.0%
Other notes payable	25,177	16,000	0.0%
Due to bank	47,151	48,469	5.5%
Total Debt	$1,521,442	$507,804

As of October 31, 2014 and April 30, 2014, the Company owed its principal lender (“Lender”) $1,100,200 and $93,219, respectively, under a loan and security agreement (“Loan”) dated April 28, 2011, that was amended on July 26, 2014 to change the maturity date to June 30, 2017. On September 30, 2014, the Lender purchased an operating business for 40,000,000 shares of the Company’s common stock and transferred the business to the Company in exchange for a Loan increase of $1,000,000. The Lender is also the largest shareholder of the Company, owning 231,673,207 shares of common stock, or 46% of the 500,000,000 shares issued and outstanding.

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

As of October 31, 2014 and April 30, 2014, the Company’s related-party unsecured notes payable totaled $348,914 and $350,116, respectively. The majority of this debt is owed to a former board member, for a $314,000 note payable dated April 30, 2011. In July 2014, this note was renegotiated to a 3% term loan due on June 30, 2017. The same person has personally guaranteed a bank line of credit under which the Company owes $47,817 and $48,469 and as of October 31, 2014 and April 30, 2014, respectively. The Company pays approximately $220 a month in principal payments on the outstanding balance, plus the monthly interest expense, which is calculated at a rate of 5.5% per annum.

Other notes payable totaled $25,177 and $16,000 at October 31, 2014 and April 30, 2014, respectively.

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

Note 7 – Related Party Transactions

The Company’s largest shareholder is also its principal lender. As of October 31, 2014 and April 30, 2014, the Company owed its principal lender, under a secured lending agreement, $1,100,200 and $93,219, respectively. The loan matures on June 30, 2017. The principal lender of the Company owns 241,673,207 shares of common stock, or 46% of the 500,000,000 shares issued and outstanding.

A former director of the Company and founder of Valuesetters, Inc., which merged with the Company in December 2003, has personally guaranteed bank debt of $47,151 and $48,469, as of October 31, 2014 and April 30, 2014 and credit card debt of $20,207 and $22,947 as of October 31, 2014 and April 30, 2014, respectively. In addition to the personal guarantees, the Company owes him $417,081 and $41,371as of October 31, 2014 and April 30, 2014, respectively, for loans, interest payable and unpaid expenses.

The Company owes a second director $31,680 as of October 31, 2014 and April 30, 2014.

The Company owes a third director $15,000 as of October 31, 2014 and April 30, 2014.

The Company owes its Chief Executive Officer and Chairman of the board of directors $848 and $2,050 as of October 31, 2014 and April 30, 2014, respectively.

Note 8 – Stockholders’ Deficit

The Company is authorized to issue 500,000,000 shares of its common stock, par value $0.001. 500,000,000 shares were outstanding as of October 31, 2014 and April 30, 2014, and no shares were issued during the six-month period ended October 31, 2014 or during the fiscal year ended April 30, 2014.

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

The Company purchased a consulting firm on September 11, 2014 for a purchase price of $200,000. The Company issued a three-year note at 2% interest per annum, which can be converted into a maximum of 20,000,000 shares of common stock of the Company. No tangible assets were acquired in conjunction with the purchase and the entire purchase price of $200,000 has been recorded as goodwill.

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

At October 31, 2014, the Company estimated the fair value of the derivatives using the Black-Scholes valuation method with assumptions including: (1) term of 4.5 years; (2) a computed volatility rate of 234% (3) a discount rate of 1.65% and (4) zero dividends.

On May 7, 2014, the Company accepted a stock subscription agreement for the purchase of 500,000 shares of common stock at $0.02 per share. The agreement was recorded as a $10,000 derivative liability on May 7, 2014 and was valued at October 31, 2014 at the closing price of the Company’s common stock, $0.0064 per share.

On July 5, 2014, the Company signed an investor awareness agreement that required the issuance of 6,000,000 shares of common stock. The agreement was recorded as a derivative liability on July 5, 2014 at a price of $0.0149 and was valued at October 31, 2014 at the closing price of the Company’s common stock, $0.0064 per share.

On July 24, 2014, the Company signed a consulting agreement that required the issuance of 6,000,000 shares of common stock. The agreement was recorded as a derivative liability on July 24, 2014 at a price of $0.0101 and was valued at October 31, 2014 at the closing price of the Company’s common stock, $0.0064 per share.

All of the aforementioned derivatives were recorded on the day the agreements were effective and were revalued at July 31, 2014 and October 31, 2014. Any changes in the value of the derivative liabilities were recorded as a gain or loss in the income statement for the six and three-month periods ended October 31, 2014.

The net gain recorded for the change in value of the derivatives for the six and three month-period ended October 31, 2014 was $579,653 and $329,043, respectively. There were no derivatives in the six and three month-periods ended October 31, 2013.

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

Derivative Liability

The table below presents the amounts of liabilities measured at fair value on a recurring basis as of October 31, 2014 and April 30, 2014.

The fair value of the derivatives that are traded in less active over-the counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value of hierarchy.

	Total	(Level 1)	(Level 2)	(Level 3)

October 31, 2014

Derivative liability	$329,926	$217,800	$112,126	—

April 30, 2013

Derivative liability	—	—	—	—

Note 11 – Stock-Based Compensation Plans

The Company entered consulting agreements to issue common stock and options to purchase common stock, and recorded the applicable non-cash expense in accordance with the authoritative guidance of the Financial Accounting Standards Board. For the six-month periods ended October 31, 2014 and October 31, 2013, the Company recorded $280,393 and $0, respectively, in stock-based compensation expense. For the three-month periods ended October 31, 2014 and October 31, 2013, the Company recorded $94,690 and $0, respectively, in stock-based compensation expense. As of October 31, 2014, there was $429,186 of prepaid stock-based compensation expense, $228,085 of which is current and $201,101 of which is non-current.

Note 12 – Purchase of a Business

On September 30, 2014, the Company purchased assets and assumed certain liabilities of a voice over Internet protocol (“VoIP”) business (the “Business”) that sells under the name of VoX Communications and VoX Mobile. The seller required 40,000,000 shares of the Company’s common stock, which was provided to the seller by our largest shareholder and secured lender, Vaxstar LLC (“Vaxstar”). In a simultaneous transaction, Vaxstar sold the Business to the Company for a $1,000,000 increase in our secured note that is due on June 30, 2017. In conjunction with this purchase, we recorded assets of $1,170,041, consisting of equipment and software of $1,143,177, accounts receivable of $19,415 and other assets of $7,449. We also recorded $1,170,041 in liabilities, consisting of the $1,000,000 loan, $151,241 in accounts payable and accrued expenses and $18,800 in deferred revenue.

Pro forma information. The following table presents selected unaudited pro forma information for the Company assuming the acquisition of the Business had occurred as of May 1, 2014, the beginning of our fiscal year. This pro forma information does not purport to represent what the Company’s actual results would have been if the acquisition had occurred as of the date indicated or what such results would be for any future periods.

Six Months Ended October 31, 2014
Total revenues	$198,223
Cost of sales	$81,571
Selling, general and administrative	$323,880
Depreciation	$31,755
Income from change in fair market value of derivatives	$576.653
Interest expense	$47,733
Net income	$380,938
Earnings per share:
Basic	$0.00
Diluted	$0.00

Note 13 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to October 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

We intend to employ personnel in such areas as sales, technical support and finance once we have increased our revenues or received an injection of capital that is sufficient to support such personnel. In addition to our online chess subscriptions, in January 2014, we began selling a mobile VoIP app on the Google Play app store and in September 2014, we purchased the business operations of the mobile VoIP app company.

In addition to selling online games and apps, in June of 2014, we began consulting for small companies and taking an equity stake in the companies in exchange for our services. To help further develop this effort, we also purchased a management consulting firm in September 2014. It is our strategy to purchase part or all of early stage companies and cross pollinate the ideas, technology and expertise within these companies to enhance the operations, profits and market share of all the entities, at an affordable price.

Results of Operations

For the Six Months Ended October 31, 2014 Compared to the Six Months Ended October 31, 2013

Our revenues for the six months ended October 31, 2014 increased by $52,878, or 1,483%, to $56,444 as compared to $3,566 reported for the six months ended October 31, 2013. The increase in revenues is attributable to new revenues for VoIP operations in October 2014 and six months of consulting services that we performed for two companies that paid us with a 5% ownership stake in their company.

Our cost of sales for the six months ended October 31, 2014 increased by $9,637, or 1,209%, to $10,434 as compared to $797 reported for the six months ended October 31, 2013. The increase in revenues is attributable to the costs to terminate telephone calls for our VoIP operations. We achieve a gross margin of 47% on our VoIP sales. Our online games and consulting services have a negligible cost of sales.

Selling, general and administrative expenses increased by $286,184, to $292,611 for the six months ended October 31, 2014 from $6,427 reported in the six months ended October 31, 2013. The increase is primarily attributable to stock-based compensation expense of $280,393 for the six months ended October 31, 2014 as compared to no expense reported in the six months ended October 31, 2013.

Interest expense increased by $2,942 to $12,369 for the six months ended October 31, 2014, as compared to $9,427 in the six months ended October 31, 2013. Increased borrowings accounted for the increase in interest expense

For the Three Months Ended October 31, 2014 Compared to the Three Months Ended October 31, 2013

Our revenues for the three months ended October 31, 2014 increased by $38,348, or 2,701%, to $39,768 as compared to $1,420 reported for the three months ended October 31, 2013. The increase in revenues is attributable to new revenues for VoIP operations in October 2014 and three months of consulting services that we performed for two companies that paid us with a 5% ownership stake in their company.

Our cost of sales for the three months ended October 31, 2014 increased by $10,027, or 6,775%, to $10,175 as compared to $148 reported for the three months ended October 31, 2013. The increase in revenues is attributable to the costs to terminate telephone calls for our VoIP operations. We achieve a gross margin of 47% on our VoIP sales. Our online games and consulting services have a negligible cost of sales.

Selling, general and administrative expenses increased by $105,287, to $106,497 for the three months ended October 31, 2014 from $1,210 reported in the three months ended October 31, 2013. The increase is primarily attributable to stock-based compensation expense of $94,690 for the three months ended October 31, 2014 as compared to no expense reported in the three months ended October 31, 2013. .

Interest expense increased by $2,145 to $7,090 for the three months ended October 31, 2014, as compared to $4,945 in the three months ended October 31, 2013. Increased borrowings accounted for the increase in interest expense

Liquidity and Capital Resources

At October 31, 2014, we had cash and cash equivalents of $2,780 and negative working capital of $575,541 as compared to cash and cash equivalents of $1,623 and negative working capital of $284,226 at April 30, 2014.

Net cash used in operating activities aggregated $9,973 and $11,964 in the six-months periods ended October 31, 2014 and 2013, respectively. The principal components of the use of cash from operating activities in the first six months of fiscal 2015 were the net income of $285,928, plus non-cash compensation of $270,393, which were offset by a change in the fair market value of derivative liabilities of $576,653. The principal use of cash from operating activities in the first six months of fiscal 2014 was the net loss of $13,085.

There was no investing activity in the first six months of fiscal 2015 or in fiscal 2014.

Net cash provided by financing activities aggregated $11,130 and $9,977 in the first six months of fiscal 2015 and 2014, respectively. The principal sources of cash from financing activities were proceeds from several demand notes, aggregating $11,130, for the six months ended October 31, 2014 and $10,387 from our secured related party lender for the six months ended October 31, 2013.

In the first six months of fiscal 2015 and 2014, there were no expenditures for capital assets. We do not anticipate any capital expenditures in fiscal 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosers

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31	13a-14(a) Certification
32	13a-14(b) Certification
101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: December 22, 2014	VALUESETTERS, INC.

By: /s/ Manuel Teixeira
Manuel Teixeira
Chairman of the Board and Chief Executive Officer