Form 10-Q
period 2015-01-31
ValueSetters Inc.
filed 2015-07-24
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2015

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55036

VALUESETTERS, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0409951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

159 Meadow Street Naugatuck, CT 06770
(Address of principal executive offices)

(203) 525-0450
(Registrant’s telephone number, including area code)

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

As of July 24, 2015, the Company had 506,000,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Valuesetters, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	January 31, 2015	April 30, 2014

Assets
Current assets:
Cash and cash equivalents	$4,829	$1,623
Accounts receivable, net	11,726	—
Prepaid expenses	271,299	—
Other current assets	5,677	—
Total current assets	293,531	1,623
Non-current prepaid expenses	197,255
Equipment and software, net of accumulated depreciation	1,016,157
Investments	475,000	—
Total assets	$1,981,943	$1,623

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable
Trade	$181,642	$74,592
Related party	118,050	110,985
Accrued expenses	102,903	15,536
Deferred revenue	309,375	3,217
Derivative liability	453,285	—
Notes payable – related parties	16,048	17,050
Loan payable - bank	46,485	48,469
Demand note payable	26,650	16,000
Total current liabilities	1,254,238	285,849

Long-term related party note payable	353,566	333,066
Long-term secured note payable to related party	1,116,266	93,219
	2,724,270	712,134
Stockholders’ deficit:
Common stock, $.001 par value; 500,000,000 shares authorized, 500,000,000 shares issued and outstanding in 2015 and 2014	500,000	500,000
Capital in excess of par value	424,268	420,968
Accumulated deficit	(1,666,595)	(1,631,479)
Total stockholders’ deficit	(742,327)	(710,511)
Total liabilities and stockholders’ deficit	$1,981,943	$1,623

See notes to the condensed consolidated financial statements.

Table of Contents	1

 Valuesetters, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended	For the Three Months Ended	For the Three Months Ended
	January 31, 2015	January 31, 2014	January 31, 2015	January 31, 2014

Revenues	$239,289	$5,834	$182,845	$2,268

Costs and expenses:
Costs of services	37,504	1,060	27,070	263
Selling, general and administrative	518,632	15,665	226,021	9,238
Depreciation	127,020	—	95,265	—
Total costs and expenses	683,156	16,725	348,356	9,501

Income (loss) from operations	(443,867)	(10,891)	(165,511)	(7,233)

Other income (expense):
Change in fair market value of derivative liabilities	456,294	—	(120,359)	—
Interest expense	(47,543)	(13,783)	(35,174)	(4,356)
Net income (loss) before taxes	(35,116)	(24,674)	(321,044)	(11,589)
Income taxes	—	—	—	—
Net income (loss)	$(35,116)	$(24,674)	$(321,044)	$(11,589)

Basic and diluted income (loss) per share	$0.00	$(0.00)	$0.00	$(0.00)
Weighted average number of shares outstanding	500,000,000	500,000,000	500,000,000	500,000,000

See notes to the condensed consolidated financial statements.

Table of Contents	2

Valuesetters, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended	For the Nine Months Ended
	January 31, 2015	January 31, 2014
Operating activities:
Net loss	$(35,116)	$(24,674)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	349,252	—
Change in fair market value of derivatives	(456,294)	—
Depreciation	127,020	—
Non-cash revenue	(183,333)	—
Amortization of debt discount	3,300	—
Changes in operating assets and liabilities:
Accounts receivable	(157)	—
Prepaid expenses	90,489	—
Other assets	(469)	—
Accounts payable	6,183	1,608
Accrued expenses	37,476	2,500
Deferred revenue	(4,309)
Derivative liability	10,000	—
Net cash used in operating activities:	(55,958)	(20,566)

Financing activities:
Payments on bank loan	(1,984)	(1,079)
Payments on demand notes payable	(1,000)
Payments on note payable – related party	(2,202)
Proceeds from demand note payable	11,650
Proceeds from notes payable – related party	21,200
Proceeds from secured note payable – related party	31,500	22,193
Net cash provided by financing activities	59,164	21,114

Increase in cash and cash equivalents	3,206	548
Cash and cash equivalents at beginning of period	1,623	3,623
Cash and cash equivalents at the end of period	$4,829	$1,088

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$2,304	$3,623
Non cash financing information:
Fair value of derivative liabilities	$899,579	$—
Debt discount due to beneficial conversion feature	$3,300	$—
Investments acquired for deferred revenue	$287,358	$—

See notes to the condensed consolidated financial statements.

Table of Contents	3

Valuesetters, Inc.

Notes To Condensed Consolidated Financial Statements (Unaudited)

Note 1– Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three-month periods ended January 31, 2015, are not necessarily indicative of the results that may be expected for the year ended April 30, 2015. For further information, refer to the audited financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended April 30, 2014.

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained recurring losses from its continuing operations and as of January 31, 2015, had negative working capital of $960,707 and a stockholders’ deficit of $742,327. In addition, the Company is unable to meet its obligations as they become due and sustain its operations. The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.

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

Table of Contents	4

Note 3 – Income (Loss) Per Common Share

Income (loss) per common share data was computed as follows:

	Nine Months Ended		Three Months Ended
	Jan. 31, 2015	Jan. 31, 2014	Jan. 31, 2015	Jan. 31, 2014

Net loss	$(35,116)	$(24,674)	$(321,044)	$(11,589)

Weighted average common shares outstanding	500,000,000	500,000,000	500,000,000	500,000,000
Effect of dilutive securities	—	—	—	—
Weighted average dilutive common shares outstanding	500,00,000	500,000,000	500,000,000	500,000,000

Income (Loss) per common share – basic	$(.00)	$(.00)	$(.00)	$(.00)

Income (Loss) per common share – diluted	$(.00)	$(.00)	$(.00)	$(.00)

As of January 31, 2015, the weighted average diluted common shares outstanding exceeds the number of authorized common shares of the Company. This excess has no effect on diluted net income per common share for the nine months ended January 31, 2015. See Note 9 for the derivative liabilities recorded as a result of the shortfall in authorized shares.

Note 4 – Principal Financing Arrangements

The following table summarizes components of debt as of January 31, 2015 and April 30, 2014:

	January 31, 2014	April 30, 2014	Interest Rate

Secured lender (affiliate)	$1,130,966	$93,219	8.0%
Demand notes payable – related parties	369,114	350,116	0.0% - 3.0%
Other notes payable	26,650	16,000	0.0%
Due to bank	46,485	48,469	5.5%
Total Debt	$1,573,215	$507,804

As of January 31, 2015 and April 30, 2014, the Company owed its principal lender (“Lender”) $1,130,966 and $93,219, respectively, under a loan and security agreement (“Loan”) dated April 28, 2011, that was amended on July 26, 2014 to change the maturity date to June 30, 2017. On September 30, 2014, the Lender purchased an operating business for 40,000,000 shares of the Company’s common stock and transferred the business to the Company in exchange for a Loan increase of $1,000,000. The Lender is also the largest shareholder of the Company, owning 227,173,207 shares of common stock, or 45% of the 500,000,000 shares issued and outstanding.

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

Table of Contents	5

As of January 31, 2015 and April 30, 2014, the Company’s related-party unsecured notes payable totaled $369,114 and $350,116, respectively. The majority of this debt is owed to a former board member, for a $314,000 note payable dated April 30, 2011. In July 2014, this note was renegotiated to a 3% term loan due on June 30, 2017. The same person has personally guaranteed a bank line of credit under which the Company owes $46,485 and $48,469 and as of January 31, 2015 and April 30, 2014, respectively. The Company pays approximately $220 a month in principal payments on the outstanding balance, plus the monthly interest expense, which is calculated at a rate of 5.5% per annum.

Other notes payable totaled $26,650 and $16,000 at January 31, 2015 and April 30, 2014, respectively.

Note 5 – Investments

During the first three quarters of fiscal 2015, the Company acquired a 5% interest in three early-stage companies, Madhat Media, Inc., Zelgor Inc. and NetCapital Systems LLC, as payment for consulting and advisory services provided to the companies. The investment is recorded at the value of the services provided by the Company.

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

Due to the availability of the tax loss carryforward for the nine-month period ended January 31, 2015 and the loss for the nine-month period ended January 31, 2014, and for the three month periods ended January 31, 2015 and 2014, the Company has recorded no income tax expense in any of these nine-month and three-month periods.

Note 7 – Related Party Transactions

The Company’s largest shareholder, Vaxstar LLC (“Vaxstar”) is also its principal lender. As of January 31, 2015 and April 30, 2014, the Company owed Vaxstar, under a secured lending agreement, $1,130,966 and $93,219, respectively. The loan matures on June 30, 2017. During the third quarter of fiscal 2015, the 95% owner of Vaxstar loaned $20,000 to the Company. The Company is accruing interest at 8% per annum. Vaxstar owns 227,173,207 shares of common stock, or 45% of the 500,000,000 shares issued and outstanding.

A former director of the Company and founder of Valuesetters, Inc., which merged with the Company in December 2003, has personally guaranteed bank debt of $46,485 and $48,469, as of January 31, 2015 and April 30, 2014 and credit card debt of $18,827 and $22,947 as of January 31, 2015 and April 30, 2014, respectively. In addition to the personal guarantees, the Company owes him $417,081 and $41,371as of January 31, 2015 and April 30, 2014, respectively, for loans, interest payable and unpaid expenses.

The Company owes a second director $31,680 as of January 31, 2015 and April 30, 2014.

The Company owes a third director $15,000 as of January 31, 2015and April 30, 2014.

The Company owes its Chief Executive Officer and Chairman of the board of directors $1,048 and $2,050 as of January 31, 2015and April 30, 2014, respectively.

Note 8 – Stockholders’ Deficit

The Company is authorized to issue 500,000,000 shares of its common stock, par value $0.001. 500,000,000 shares were outstanding as of January 31, 2015 and April 30, 2014, and no shares were issued during the nine-month period ended January 31, 2015 or during the fiscal year ended April 30, 2014.

Table of Contents	6

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

On July 24, 2014, the Company signed a three-year consulting agreement in exchange for 6,000,000 shares of common stock, which were issued in May 2015.

On August 8, 2014, the Company signed a six-month consulting agreement in exchange for 2,000,000 shares of common stock to be issued after the Company increases its authorized shares.

On September 11, 2014, the Company entered into a twelve month consulting agreement valued at $200,000 based on services to be performed. The Company issued a three-year note at 2% interest per annum, which can be converted into a maximum of 20,000,000 shares of common stock of the Company.

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

At January 31, 2015, the Company estimated the fair value of the derivatives using the Black-Scholes valuation method with assumptions including: (1) term of 4.25 years; (2) a computed volatility rate of 242% (3) a discount rate of 1.65% and (4) zero dividends.

On May 7, 2014, the Company accepted a stock subscription agreement for the purchase of 500,000 shares of common stock at $0.02 per share. The agreement was recorded as a $10,000 derivative liability on May 7, 2014 and was valued at January 31, 2015 at the closing price of the Company’s common stock, $0.0087 per share.

On July 5, 2014, the Company signed an investor awareness agreement that required the issuance of 6,000,000 shares of common stock. The agreement was recorded as a derivative liability on July 5, 2014 at a price of $0.0149 and was valued at January 31, 2015 at the closing price of the Company’s common stock, $0.0087 per share.

On July 24, 2014, the Company signed a consulting agreement that required the issuance of 6,000,000 shares of common stock. The agreement was recorded as a derivative liability on July 24, 2014 at a price of $0.0101 and was valued at January 31, 2015 at the closing price of the Company’s common stock, $0.0087 per share.

Table of Contents	7

All of the aforementioned derivatives were recorded on the day the agreements were effective and were revalued at July 31, 2014, October 31, 2014 and January 31, 2015. Any changes in the value of the derivative liabilities were recorded as a gain or loss in the income statement for the nine and three-month periods ended January 31, 2015.

The net gain (loss) recorded for the change in value of the derivatives for the nine and three month-period ended January 31, 2014 was $456,294 and $(120,359), respectively. There were no derivatives in the nine and three month-periods ended January 31, 2014.

Note 10 – Fair Value

The Fair Value Measurements Topic of the FASB Accounting Standards Codification establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•	Level 1: inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the company has the ability to access at the measurement date.
•	Level 2: inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•	Level 3: inputs are unobservable inputs for the asset or liability.

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

Derivative Liability

The table below presents the amounts of liabilities measured at fair value on a recurring basis as of January 31, 2015 and April 30, 2014.

The fair value of the derivatives that are traded in less active over-the counter markets are generally measured using pricing models with market observable inputs such as interest rates and equity index levels. These measurements are classified as Level 2 within the fair value of hierarchy.

	Total	(Level 1)	(Level 2)	(Level 3)

January 31, 2015

Derivative liability	$453,285	$300,150	$153,135	—

April 30, 2014

Derivative liability	—	—	—	—

Table of Contents	8

Note 11 – Stock-Based Compensation Plans

The Company entered consulting agreements to issue common stock and options to purchase common stock, and recorded the applicable non-cash expense in accordance with the authoritative guidance of the Financial Accounting Standards Board. For the nine-month periods ended January 31, 2015 and 2014, the Company recorded $349,332 and $0, respectively, in stock-based compensation expense. For the three-month periods ended January 31, 2015 and 2014, the Company recorded $78,367 and $0, respectively, in stock-based compensation expense. As of January 31, 2015, there was $350,697 of prepaid stock-based compensation expense, $152,992 of which is current and $197,255 of which is non-current.

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

Note 13 – Subsequent Events

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to January 31, 2015 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Table of Contents	9

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

In addition to selling online games and apps, in June of 2014, we began consulting for small companies and taking an equity stake in the companies in exchange for our services. To help further develop this effort, we also purchased a management consulting firm in September 2014. The bulk of our efforts in the third and fourth quarters of fiscal 2015 were directed toward a new relationship with Madhat Media, Inc (“Madhat”). We purchased 5% of Madhat and provided them with consulting services to bring an IPTV product to market, with dozens of popular television stations, for a monthly subscription fee of $5.00. We believe Madhat is an important strategic fit with our mobile VoIP app.

It is our strategy to purchase part or all of early stage companies and cross pollinate the ideas, technology and expertise within these companies to enhance the operations, profits and market share of all the entities, at an affordable price.

Table of Contents	10

Results of Operations

For the Nine Months Ended January 31, 2015 Compared to the Nine Months Ended January 31, 2014

Our revenues for the nine months ended January 31, 2015 increased by $233,455, or 4,001%, to $239,289 as compared to $5,834 reported for the nine months ended January 31, 2014. The increase in revenues is attributable to new revenues for VoIP operations in October 2014 and nine months of consulting services totaling $183,333 that we performed for three companies that paid us with a 5% ownership stake in their company.

Our cost of sales for the nine months ended January 31, 2015 increased by $36,444, or 3,438%, to $37,504 as compared to $1,060 reported for the nine months ended January 31, 2014. The increase in revenues is attributable to the costs to terminate telephone calls for our VoIP operations. We achieve a gross margin of 28% on our VoIP sales. Our online games and consulting services have a negligible cost of sales.

Selling, general and administrative expenses increased by $502,977, to $518,632 for the nine months ended January 31, 2015 from $15,665 reported in the nine months ended January 31, 2014. The increase is primarily attributable to stock-based compensation expense of $349,252 for the nine months ended January 31, 2015 as compared to no expense reported in the nine months ended January 31, 2014.

Interest expense increased by $33,760 to $47,543 for the nine months ended January 31, 2015, as compared to $13,783 in the nine months ended January 31, 2014. Increased borrowings accounted for the increase in interest expense.

For the Three Months Ended January 31, 2015 Compared to the Three Months Ended January 31, 2014

Our revenues for the three months ended January 31, 2015 increased by $180,577, or 7,962%, to $182,845 as compared to $2,268 reported for the three months ended January 31, 2014. The increase in revenues is attributable to new revenues for VoIP operations in October 2014 and three months of consulting services totaling $148,333 that we performed for three companies that paid us with a 5% ownership stake in their company.

Our cost of sales for the three months ended January 31, 2015 increased by $26,807, or 10,192%, to $27,070 as compared to $263 reported for the three months ended January 31, 2014. The increase in revenues is attributable to the costs to terminate telephone calls for our VoIP operations. Our online games and consulting services have a negligible cost of sales.

Selling, general and administrative expenses increased by $216,783, to $226,021 for the three months ended January 31, 2015 from $9,238 reported in the three months ended January 31, 2014. The increase is primarily attributable to stock-based compensation expense of $78,367 for the three months ended January 31, 2015 as compared to no expense reported in the three months ended January 31, 2014. .

Interest expense increased by $30,818 to $35,174 for the three months ended January 31, 2015, as compared to $4,356 in the three months ended January 31, 2014. Increased borrowings accounted for the increase in interest expense

Liquidity and Capital Resources

At January 31, 2015, we had cash and cash equivalents of $4,829 and negative working capital of $960,707 as compared to cash and cash equivalents of $1,623 and negative working capital of $284,226 at April 30, 2014.

Net cash used in operating activities aggregated $55,958 and $20,566 in the nine-months periods ended January 31, 2015 and 2014, respectively. The principal components of the use of cash from operating activities in the first nine months of fiscal 2015 were the net loss of $35,116, plus non-cash compensation of $349,252 and depreciation of $127,020 , which were offset by a change in the fair market value of derivative liabilities of $456,294 and non-cash revenue of $183,333. The principal use of cash from operating activities in the first nine months of fiscal 2014 was the net loss of $24,674.

There was no investing activity in the first nine months of fiscal 2015 or in fiscal 2014.

Table of Contents	11

Net cash provided by financing activities aggregated $59,164 and $21,114 in the first nine months of fiscal 2015 and 2014, respectively. The principal sources of cash from financing activities were proceeds from several demand notes, aggregating $11,650, plus a related party loan of $21,200 and proceeds from our secured related party lender of $31,500 for the nine months ended January 31, 2015 and $22,193 from our secured related party lender for the nine months ended January 31, 2014.

In the first nine months of fiscal 2015 and 2014, there were no expenditures for capital assets. We do not anticipate any capital expenditures in fiscal 2015.

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

Table of Contents	12

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Consulting Agreement dated November 1, 2014 by and between ValueSetters Inc. and Mad Hat Media Inc.
31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification
101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: July 24, 2015	VALUESETTERS, INC.

By: /s/ Manuel Teixeira
Manuel Teixeira
Chairman of the Board and Chief Executive Officer