Form 10-K
period 2015-04-30
ValueSetters Inc.
filed 2017-02-14
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Non-accelerated filer	[ ]

Accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on October 31, 2013, was $1,251,268.

As of February 10, 2017 the registrant has one class of common equity, and the number of shares outstanding of such common equity was 508,000,000.

Documents Incorporated By Reference: None.

ii

iii

FORWARD-LOOKING STATEMENTS

We caution readers that this Form 10-K contains forward-looking statements as that term is defined in the Exchange Act. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. We hereby qualify all our forward-looking statements by the following cautionary statements. Forward-looking statements are predictions and not guarantees of future performance or events. Forward-looking statements are based on current expectations rather than historical facts and relate to future events or future financial performance. Such statements are based on currently available financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from historical experience and present expectations. Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. Undue reliance should not be placed on forward-looking statements as such statements speak only as of the date on which they are made. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are set forth below and in various places in this Form 10-K, including under the headings Item 1. “Business” and Item 1A. “Risk Factors” in this Form 10-K. These factors include:

·	our future capital needs and our ability to obtain financing;

·	anticipated and unanticipated trends and conditions in our industry, including the impact of recent or future regulatory environment;

·	recent and future economic conditions, including turmoil in the financial and credit markets;

·	the effectiveness of our marketing to maintain existing and attract new customers;

·	our ability to contain costs;

·	our ability to predict consumer preferences and changes in trends, technology and consumer acceptance of both new designs and newly introduced products;

·	changes in the costs of labor and advertising;

·	our ability to carry out our business strategies;

·	the level of consumer spending for gaming and entertainment;

·	our ability to compete

·	general economic conditions; and

·	other factors set forth in this Form 10-K.

You are cautioned that all forward-looking statements involve risks and uncertainties. We undertake no obligation to amend this Form 10-K or revise publicly these forward-looking statements (other than pursuant to reporting obligations imposed on registrants pursuant to applicable federal securities laws) to reflect subsequent events or circumstances.

Table Of Contents	1

ITEM 1.	BUSINESS.

Overview

We are an Internet-based company that seeks free subscribers and revenue-generating subscribers for digital product that we offer to game players and app users. We operate on an automated basis with the belief that Internet operations, customer sign-ups, sales and game playing should occur without requiring a Company employee to participate in the transaction, so that it is possible for the Company to quickly expand in the event the number of subscribers begins to rapidly grow on a viral basis. Our back-office software operates 24 hours a day and can quickly collect money from and deliver games to subscribers. Similarly, we created and license to onedotsport LLC a video-calling product with a dynamic booking system, which collects an upfront credit-card payment, so that fans can book a time to call their favorite athlete. The software allows a fan to reserve and pre-pay for a specific 20-minute period, which the athlete has made available for one-on-one video calls. The athlete confirms the call and when the call is over, the fan receives a photo of the call that can be posted on social media websites. The video call works in a browser via WebRTC technology so that the fan and the athlete do not need a video calling service and do not need to exchange phone numbers. A link is emailed to both video-call participants and they click on the link at the specified time and can speak to and see each other through their mobile phones, laptops, or webcams. The beta site is operational at https://www.1on1.fans.

We intend to license our WebRTC calling product to other companies and other industries and have our licensee perform the sales, marketing and customer support, while our technology runs 24 hours a day. Given our lack of personnel, we offload the labor costs to third-parties and collect a per-call fee for every call that is made.

In addition to selling online games and video calling products, in June of 2014, we began consulting for small companies and taking an equity stake in the companies in exchange for our services. The bulk of our efforts in the third and fourth quarters of fiscal 2015 were directed toward a new relationship with Madhat Media, Inc (“Madhat”). We purchased 5% of Madhat and provided them with consulting services that designed an IPTV product, with dozens of popular television stations, for a monthly subscription fee of $5.00.

It is our strategy to purchase part or all of early-stage companies and cross pollinate the ideas, technology and expertise within these companies to enhance the operations, profits and market share of all the entities, at an affordable price.

One such company that we own equity in, as a result of our consulting services, is NetCapital Systems LLC. This company owns a Title III JOBS Act funding portal, and as of today is only one of 22 FINRA approved crowdfunding portals, allowed to sell securities in startup companies to non-accredited investors, via the Internet. We continue to consult for NetCapital (see https://netcapital.com) and have invested in additional early-stage companies that we met through NetCapital by providing our consulting services. We believe our investment and future revenue potential from our relationship with NetCapital is significant.

We also consulted for Zelgor, a mobile phone game, similar to Pokémon Go, which builds massive multiplayer online social games on top of the real world map. It combines elements of classic arcade games and GPS technology, and Valuesetters currently owns 5% of Zelgor. See http://www.zelgor.com.

Our focus on games and social media has attracted three people to our advisory board who have experience with the development of Internet-based and smart-phone-based games and applications. Joe Abrams, Nolan Bushnell and John Fanning are three advisory board members (the “Advisors”) who have personal experience with creating value in companies such as Atari, Myspace and Napster. Given that we do not have any full-time employees, we rely on our Chief Executive Officer, our board of directors, consultants and our Advisors to identify and introduce us to products that we can potentially develop ourselves, buy, or resell on a white-label basis from the developer.

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

Table Of Contents	2

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

After the merger in December 2003, the founders of ValueSetters L.L.C. held 75% of the shares of the merged business, the shareholders of DBS Investments held 6% of the shares and new investors acquired 19% of the shares. ValueSetters launched its business with a unique consumer goods distribution model that was designed to:

·	provide manufacturers and importers with access to profitable incremental sales to small-store and non-store resellers,

·	provide small-store and non-store resellers with cost-effective access to products from large manufacturers and importers, and

·	utilize its proprietary computer-Internet based system to allow the Company to efficiently receive small orders from individual resellers, consolidate them and process them to large manufacturers and importers who would not otherwise find it economically feasible to deal with small retailers and vice versa,

When the operations of ValueSetters failed to generate enough revenue to sustain its business, we terminated operations and looked to invest in another business. In order to take advantage of the increasing game activities on the Internet, on November 23, 2010, we signed a contract to purchase all the assets of NetGames.com, a company that owned several websites and operated a small Internet-based chess game known as Chess.net. Our operations now consist of the revenue provided by the website at www.chess.net. In conjunction with the purchase of this website, VaxStar LLC became the largest owner of our company.

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

On September 30, 2014, we purchased the assets and assumed selected liabilities of a Voice over Internet Protocol (“VoIP”) telephone company that sold business, consumer and mobile telephone services, including video calling services over the Internet. We have altered that product to video-calling only, over an Internet connection. We are working on ways to encrypt the calling, and have invested in a telephone company product that creates a “dark” calling product.

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

Table Of Contents	3

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

Employees

As of February 10, 2017, we had no full-time employees and one part-time employee (Manuel Teixeira, our Chairman and Chief Executive Officer). Mr. Teixeira is engaged in outside business activities and we anticipate he will continue to devote 8 hours per week to our business until we develop or acquire businesses with additional cash flow, or until our video calling product generates additional income.

We consider our corporate secretary, Mr. Avi Liss, to be an independent board member. Mr. Liss is an attorney with his own legal practice, and advises us on a non-compensated basis. We do not pay him a salary and we do not consider him an employee. He devotes approximately 1 hour a month to our business.

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

Table Of Contents	4

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. At April 30, 2015, we had not yet achieved profitable operations, and had accumulated losses of $2,114,688. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of our company or from our largest shareholder. There are no current arrangements in place for equity funding and our largest shareholder may not be able to provide us with enough working capital via short-term loans. If we cannot generate sufficient revenues from our services or seek additional funding we may have to delay the implementation of our business plan.

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

Table Of Contents	5

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

Our two corporate officers only devote a small percentage of their time to Company business. Our Chief Executive Officer provides consulting and tax services to a variety of companies and devotes only 20% of his time to the Company. Our Secretary provides legal and consulting services to a variety of companies and devotes only 2% of his time to the Company. This lack of a full-time effort in certain cases will probably cause management to be distracted by other business and miss opportunities that full-time managers would recognize and take advantage of. Management’s decisions and choices may not be well thought out and operations and earnings and ultimate financial success may suffer irreparable harm. Additionally, these individuals have not previously worked together.

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

The Company’s management has evaluated the effectiveness of its internal control over financial reporting as of April 30, 2015 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of April 30, 2014 and continues to be ineffective as of today, and identified the following material weaknesses:

Table Of Contents	6

●	There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”), and the financial reporting requirements of the SEC;

●	There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements; and

●	There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

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

We sell a form of entertainment for individual consumers throughout the world, and consequently the ability to successfully deploy our business model is heavily dependent upon the general state of the economy. If consumers have limited discretionary income, we may not be able to attract enough paying subscribers to make our video-calling or our chess business profitable, or to generate new Internet games that consumers are willing to purchase and play. We anticipate several international athletes in soccer; hockey and Olympic sports will be available to book appointments on our video-calling platform. We cannot assure you that favorable economic conditions will exist in the future, and that fans will be willing to pay the price charged for a personal video call. A continued long-term economic recession in several countries could have a serious adverse economic impact on us and our ability to obtain funding and generate projected revenues.

Our strategy to purchase a portion of early stage companies may provide us with investments that have no liquidity.

It is our strategy to purchase part or all of early-stage companies and cross pollinate the ideas, technology and expertise within these companies to enhance the operations, profits and market share of all the entities, at an affordable price. That strategy may result in us diverting management attention and advisory resources to do work for early-stage companies that pay for the work with equity, which becomes impaired in value or never becomes a liquid asset. In fiscal 2015 we recognized a loss in value of investments of $460,000 because we believed the value of those investments became impaired. The future liquidity and value of our investments cannot be guaranteed, and no market may exist for us to generate gains from our investments in early-stage companies.

Table Of Contents	7

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

As of April 30, 2015, our total debt payable amounted to $1,800,928. Our level of debt could have significant consequences to our shareholders, including the following:

Table Of Contents	8

-	requiring the dedication of a substantial portion of cash flow from operations to make payments on debt, thereby reducing the availability of cash flow for working capital, capital expenditures and other general business activities;

-	requiring a substantial portion of our corporate cash reserves to be held as a reserve for debt service, limiting our ability to invest in new growth opportunities;

-	limiting the ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate and other activities;

-	limiting the flexibility in planning for, or reacting to, changes in the business and industry in which we operate;

-	increasing our vulnerability to both general and industry-specific adverse economic conditions;

-	being at a competitive disadvantage against less leveraged competitors;

-	being vulnerable to increases in prevailing interest rates;

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

We do not expect that we will be able to obtain the funds to pay principal and interest on our related-party debt by utilizing cash flow from operations. We are operating as an early-stage company and our ability to meet these payment obligations will depend on expansion of our revenues and our future financial performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets in which we operate or the ability to raise additional capital in a timely manner. We cannot be certain that our future cash flow from operations will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If cash flow from operations is insufficient, we may be required to refinance all or part of our existing debt, sell assets, and borrow more money or issue additional equity.

We owe related parties $1,182,908 in notes payable as of April 30, 2015. We owe our secured lender, Vaxstar LLC (the “Lender”), who is also our largest shareholder, $1,146,860 at April 30, 2015. Our Lender holds a term note bearing interest at an annual rate of 8%. We have not paid interest on the note and it accrues each month. We have a loan and security agreement (the “Loan”) with the Lender for a maximum amount of $1,250,000. The Lender has provided us with cash advances to pay our operating expenses, but there is no assurance the Lender will continue to provide cash advances.

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

Table Of Contents	9

We may need to renegotiate our related-party debt if our related-party lenders demand that we begin making principal or interest payments. Any renegotiation may be on less favorable terms or may require that we refinance the related-party debt. We may need to raise additional funds through public or private debt or sale of equity to pay the related-party debt. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. No assurance can be given that such funds will be available or, if available, will be on commercially reasonable terms satisfactory to us. There can be no assurance that we will be able to obtain financing if and when it is needed on terms we deem acceptable. If we are unable to obtain financing on reasonable terms, or, if our related-party lender does not continue to cooperate with us, we could be forced to discontinue our operations.

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

Table Of Contents	10

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

We utilize an office in Naugatuck, Connecticut, where our Chairman has an office. We have not been charged rent for the space we share. We have maintained office space in White Plains, New York that we share with TelcoSoftware.com Corp. (“Telco”) on a rent-free basis. Telco owns 40 million shares, or approximately 8%, of our common stock. Telco has a lease agreement with its landlord that renews annually on May 31st.

Management believes that this arrangement will meet our needs for the foreseeable future. We currently have no rental agreement and have not paid rent during the past three fiscal years. There is no guarantee that the office space will continue to be made available without cost in the future.

Table Of Contents	11

ITEM 3.	LEGAL PROCEEDINGS

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

Fiscal Quarter ended	High Price	Low Price
1st Quarter – May – July 2013	$0.025	$0.004
2nd Quarter – August – October 2013	$0.025	$0.0101
3rd Quarter – November 2013 – January 2014	$0.019	$0.007
4th Quarter – February – April 2014	$0.035	$0.009
1st Quarter – May – July 2014	$0.041	$0.0096
2nd Quarter – August – October 2014	$0.0159	$0.004
3rd Quarter – November 2014 – January 2015	$0.031	$0.0051
4th Quarter – February – April 2015	$0.011	$0.0025

The quotations set forth in the table above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Recent Issuances of Unregistered Securities

None

(b) Holders

There are 234 shareholders of record of our Common Stock.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Pacific American Stock Transfer Company with its business address at 4045 S Spencer Street Suite 403, Las Vegas NV 89119.

(c) Dividends

We have never paid dividends on our Common Stock and do not expect to do so in the foreseeable future.

Table Of Contents	12

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

Overview

We are an Internet-based company, which seeks free subscribers and revenue-generating subscribers for digital product that we offer to game players and app users, and a consulting company, which takes equity positions on early-stage companies in exchange for consulting services. Sometimes we buy a small position in an early-stage company. We look for companies that operate on an automated basis with the belief that Internet operations, customer sign-ups, sales and game playing should occur without requiring a Company employee to participate in the transaction, so that it is possible for the Company to quickly expand in the event the number of subscribers begins to rapidly grow on a viral basis. Our own back-office software operates 24 hours a day and can quickly collect money from and deliver games to subscribers. Similarly, we provide pay-for-in-advance video calling services to fans who want to have a private call with a professional athlete.

We intend to employ personnel in such areas as sales, technical support and finance once we have increased our revenues or received an injection of capital that is sufficient to support such personnel. In addition to our online chess subscriptions, we recently began selling video calling services. The sales are automated, and we have not hired any new employees to support this activity. We anticipate our chief executive officer and members of our advisory board will be able to find third parties who are capable of marketing the product in exchange for a sales commission. Once we achieve a sufficient review level to hire employees, we plan to do so, which will result in an increase in our selling, general and administrative expenses.

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

Table Of Contents	13

Results of Operations

Fiscal Year 2015 Compared to Fiscal Year 2014

Our revenues for fiscal 2015 increased by $88,953 or 1,901%, to $93,632 as compared to $4,679 reported for fiscal 2014. Our VoIP telephone service accounted for $72,145 of the increase in revenues and our consulting services accounted for $15,000 in increased revenues.

Our cost of revenues increased by $65,320, or 5,259%, to $66,562, as compared to $1,242 reported for fiscal 2014. The increase is attributable to costs associated with our VoIP telephone service.

Selling, general and administrative expenses increased by $642,813, or 4,876%, to $655,995 for fiscal 2015 from $13,182 reported in the prior fiscal year. The increase is primarily attributable to a non-cash compensation charge of $447,608 for stock options that were issued to our advisors, and a charge of $89,400 for 6 million shares of common stock that we agreed to issue for investor relations services. Based upon a dispute with the investor relations firm, we have not issued the 6 million shares.

Interest expense increased by $58,526 to $76,766 for the year ended April 30, 2015, as compared to $18,240 for the prior fiscal year. Higher borrowings, primarily due to the purchase of our VoIP telephone service in fiscal 2015, accounted for the increase in interest expense.

A change in the market value of derivatives accounted for other income of $456,294 in fiscal 2015. This income was recorded because of the elimination of all derivative liability balances effective April 13, 2015, as a result of our increase in authorized shares to 900,000,000.

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

Liquidity and Capital Resources

At April 30, 2015, we had cash and cash equivalents of $5,237 and negative working capital of $343,081 as compared to cash and cash equivalents of $1,622 and negative working capital of $284,226 at April 30, 2014. The increase in our negative working capital is primarily the result of additional trade payables and borrowings in fiscal 2015.

Net cash used in operating activities aggregated approximately $80,769 and $20,152 in fiscal 2015 and 2014, respectively. The principal uses of cash from operating activities in 2015 was the loss for the year of $485,668 and a change in the fair market value of derivative liabilities of $456,294. The use of cash was offset in part by $222,285 in depreciation, $537,500 in compensation from stock-option grants, and a non-cash loss on investments of $12,500. The principal use of cash from operating activities in 2014 was the loss for the year of $27,985. The use of cash was offset in part by an increase in current liabilities of $7,833.

Table Of Contents	14

There was no investing activity in fiscal 2015 or in fiscal 2014.

Net cash provided by financing activities aggregated $84,343 and $18,700 in fiscal 2015 and 2014, respectively. The principal sources of cash from financing activities were net proceeds from the working capital line provided by our largest stockholder.

In fiscal 2015 and 2014, there were no expenditures for capital assets. We do not anticipate any capital expenditures in the next fiscal year.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern. However, we have sustained net losses from operations during the last several years, and we have very limited liquidity. Management anticipates that we will be dependent, for the near future, on additional capital to fund our operating expenses and anticipated growth, which we intend to achieve through the utilization of digital delivery platforms of companies that will allow us to sell a white-label version of their songs, movies, games and apps. Although we are choosing methods of growth that potentially minimize the use of cash, we cannot be assured that we will be able to obtain the cash to market the digital products we sell or that we will be successful in increasing our sales. Furthermore, the report of our independent registered public accounting firm expresses doubt about our ability to continue as a going concern. Our operating losses have been funded through borrowings under a line of credit from our largest shareholder.

Our only required debt payments are for a bank loan, which has a balance of $45,804 at April 30, 2015. We pay $220 a month of principal and approximately the same amount in interest every month, at an interest rate that is approximately 5.5% per annum. We owe a former director, who owns 8.7% of our common stock $333,066 at April 30, 2015 in conjunction with a term note, at an interest rate of 3% per annum. We have not paid interest on the note and it accrues each month. We owe our Lender, who is also our largest shareholder, $1,146,860 at April 30, 2015. Our Lender holds a term note bearing interest at an annual rate of 8%. We also have balances due to directors, in both accounts payable and notes payable. Our total liabilities to related parties is $1,214,588 at April 30, 2015. We have not paid interest on any related party debt; the interest accrues each month. We believe our related party creditors will not demand payment of our current liabilities to them, in the near future, although each lender may have a change in circumstances and demand payment. Any demand for payment from a related party will have an adverse impact on our ability to achieve our longer-term business objectives, and will adversely affect our ability to continue operating as a going concern.

Although we are not yet profitable and we are not generating cash from operations, we believe we have short-term financing available from our largest shareholder to fund our monthly cash-flow deficit. While we continually look for other financing sources, in the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to us. Failure to generate sufficient revenues or raise additional capital will have an adverse impact on our ability to achieve our longer-term business objectives, and will adversely affect our ability to continue operating as a going concern.

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
  valuation of long-lived assets; and
  income tax valuation allowance.

Table Of Contents	15

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

Allowance for Doubtful Accounts

For subscribers to our games website, in fiscal 2015 and 2014, we do not maintain allowances for doubtful accounts for estimated losses that result from the inability or unwillingness of our customers to make required payments. We have not carried any accounts receivable in either fiscal year, as we have required our customers to make a non-refundable prepayment for our services.

Consumers that use the Company’s mobile Voice over Internet Protocol (“VoIP”) application are required to prepay for all mobile telephone services via a credit card or an online payment service, such as Paypal. Wholesale customers potentially subject the Company to credit risk, and consequently, the Company typically asks its wholesale customers to provide a security deposit. These customers pay for their services each month in arrears.

In order to record the Company’s accounts receivable at their net realizable value, the Company must assess their collectibility.  A considerable amount of judgment is required in order to make this assessment, including an analysis of historical bad debts and other adjustments, a review of the aging of the Company’s receivables, and the current creditworthiness of the Company’s customers.  Generally, when a customer account reached a certain level of delinquency, the Company disconnected the customer’s service and provided an allowance for the related amount receivable from the customer.  At April 30, 2015, the Company has recorded allowances for receivables that it considered uncollectible, including amounts for the resolution of potential credit and other collection issues, such as disputed invoices and pricing discrepancies.  However, depending on how such potential issues are resolved, or if the financial condition of any of the Company’s customers was to deteriorate and its ability to make required payments became impaired, increases in these allowances may be required.  The Company writes off the accounts receivable balance from a customer and the related allowance established when it believes it has exhausted all reasonable collection efforts.

Table Of Contents	16

Impairment of Long-Lived Assets

Financial Accounting Standards Board (“FASB”) authoritative guidance requires that certain assets be reviewed for impairment and, if impaired, remeasured at fair value whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment loss estimates are primarily based upon management’s analysis and review of the carrying value of long-lived assets at each balance sheet date, utilizing an undiscounted future cash flow calculation. During fiscal 2015, we recognized an impairment loss of $12,500 as we concluded the carrying amount of a cash investment that we made in an early-stage company was not recoverable. No impairment losses were recognized in fiscal 2014.

Income Taxes

We estimate the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined that such assets will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carry-forward will be used, the related valuation allowance on such assets is reversed. If actual future taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. At April 30, 2015 and 2014, we have recorded a full valuation on our deferred tax assets.

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

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of April 30, 2015. That evaluation revealed the three material weaknesses identified below (under (b) Management’s Assessment of Internal Control over Financial Reporting).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer (the “PEO”) concluded that, as of April 30, 2014, such controls and procedures were not effective.

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

Table Of Contents	17

Under the supervision and with the participation of management, including the PEO, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of April 30, 2014, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of April 30, 2015, and identified the following material weaknesses:

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at February 10, 2017.

Table Of Contents	18

Our executive officers and directors are as follows:

			Officer or
Name	Age	Position	Director Since

Manuel Teixeira	50	Chairman of the Board and Chief Executive Officer	August 2010

Thomas H Carmody	70	Director	August 2010

Avi Liss	37	Secretary and Director	August 2010

Sean S. Lee	42	Director	May 2014

Steven Geary	49	Director	June 2006

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

Table Of Contents	19

Mr. Liss is well qualified to serve as a director of the company due to his knowledge and working experience with legal governance matters. He devotes approximately 1 hour a week to our Company and the remainder of his time to his other business interests.

Sean S. Lee, Director

Sean S. Lee has served as a Director of the Company since May 2014. His father, Sean F. Lee, who owns 8.7% of our common stock, was the founder of Valuesetters in 2003 and was our Chief Executive Officer until 2010 and a member of our board of directors until April 2014. Mr. Sean S. Lee is a product owner in business enterprise intelligence at Albertsons Companies since October 2014. Prior to that he served as a product manager for Heartland School Solutions, a K-12 food nutrition software development firm, beginning in January 2012. Prior to joining Heartland, he worked as a consultant for SL-Tech, a K-12 food nutrition software and hardware development firm, from August 2011 to January 2012, and as the chief technology officer for ImproveSmart Inc., an electronic commerce company, from December 2009 to August 2011. From June 2007 to December 2010 he served as the technology manager for our Company.

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

Director Independence

Our common stock is currently quoted on the OTC Pink market and is not listed on the Nasdaq Stock Market or any other national securities exchange. Accordingly, we are not currently subject to the Nasdaq continued listing requirements or the requirements of any other national securities exchange. Nevertheless, in determining whether a director or nominee for director should be considered “independent” the board utilizes the definition of independence set forth in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.  Pursuant to that definition, Thomas Carmody, Sean S. Lee and Steven Geary are independent members of our Board of Directors.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

·	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

·	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

·	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

·	Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Table Of Contents	20

Board Meetings and Committees; Management Matters

Our board of directors took actions by unanimous consent on one occasion during the fiscal year ended April 30, 2015.  No formal meetings were held.  No fees are paid to directors for attendance at meetings or for agreeing to a unanimous consent or the board of directors.

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

Based solely on our review of the copies of such reports received by us, we believe that for the fiscal year ended April 30, 2015, that our directors and 10% shareholders did not comply with Section 16(a) filing requirements by failing to file initial statements of beneficial ownership of securities

Table Of Contents	21

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

Summary Executive Compensation Table

						Non-equity	Change in pension value and nonqualified
Name						incentive	deferred
and				Stock	Option	plan	compensation	All other
principal		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)(1)	($)

Manuel	2015	0	0	0	0	0	0	10,000	10,000
Teixeira,	2014	0	0	0	0	0	0	3,000	3,000
CEO	2013	0	0	0	0	0	0	1,000	1,000

Avi,	2015	0	0	0	0	0	0	0	0
Liss, Secretary	2014	0	0	0	0	0	0	0	0
	2013	0	0	0	0	0	0	0	0

(1) Although Mr. Teixeira is not paid a salary, we paid him a nominal amount, partially as a non-accountable reimbursement of his out-of-pocket expenses incurred on behalf of our Company.

Our executive officers have agreed to work limited or no compensation until we are able to increase our annual revenues. We believe the equity positions held by such officers provides them with significant incentive to remain with us as we build the company.

We have no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our officers and directors, and we have no regular salaried employees.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards as of April 30, 2015.

Stock Option Grants

There were no stock option grants or exercises in fiscal 2015 for Named Executives.

Compensation of Directors

We currently do not compensate our directors for their services as directors.

Table Of Contents	22

Employment Agreements

We currently have no employment agreements in place. At a later date we may enter into employment agreements with our executive officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of February 10, 2017, by:

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

Name and Address	Amount of Shares and Nature
of Beneficial Owner (1)	of Beneficial Ownership	Percent of Class*
Vaxstar LLC	227,173,207	44.7%
Sean F. Lee(3)	44,251,100	8.7%
TelcoSoftware.com Corp.	40,000,000	7.9%
Manuel Teixeira (2,3)	25,000,000	4.9%
Steven Geary (3)	20,600,000	4.1%
Tom Carmody (3)	5,000,000	1.0%
Sean S. Lee (3)	4,600,000	**%
Avi Liss (2,3)	2,000,000	**%
Officers and Directors as a group (5 persons)	57,200,000	11.3%

 _________________

* Based on 508,000,000 shares of common stock outstanding as of February 10, 2017. ** Less than 1%
(1)	Unless otherwise noted, the business address of each member of our Board of Directors is c/o Valuesetters Inc. 430 North Street White Plains, NY 10605.
(2)	Mr. Teixeira is our Chairman of the Board and Chief Executive Officer, and Mr. Liss is our Secretary.
(3)	Such individual is a current member of the Board of Directors, except for Mr. Sean F. Lee who retired from the board in April 2014.

Table Of Contents	23

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Our largest shareholder, Vaxstar LLC, is also our working capital lender. As of April 30, 2015, we owe our largest shareholder $1,146,860, under a term note agreement that bears interest at an annual rate of 8%. We have not made any principal or interest payments to our working capital lender. Unpaid interest has been accrued and added to the note.

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

We owe Steven Geary, a director, $31,680 as of April 30, 2015. This obligation is not interest bearing. $16,680 is recorded as a related party trade accounts payable and $15,000 as a related party note payable. We have no signed agreements for the indebtedness to Mr. Geary.

We owe Sean S. Lee, a director, $15,000 as of April 30, 2015. This obligation is not interest bearing and is recorded as a related party trade accounts payable. We have no signed agreements for the indebtedness to Sean S. Lee.

We owe our Chief Executive Officer and Chairman of the board of directors, Manuel Teixeira, $1,048 as of April 30, 2015.

We owe a company controlled by our director, Thomas Carmody, $20,000 as of April 30, 2015 under a note payable with interest at 8% per annum, with a maturity date of November 18, 2017.

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

	Fiscal 2015	Fiscal 2014
Audit fees	$5,151	$10,300
Audit related fees
Tax fees
All other fees
Total	$5,151	$10,300

Table Of Contents	24

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

Table Of Contents	25

PART IV

ITEM 15.	FINANCIAL STATEMENTS AND EXHIBITS.

Exhibit
Number	Description

2.1	Asset Purchase Agreement, dated November 23, 2010, between Valuesetters, Inc. and NetGames.com, incorporated by reference to Exhibit 2.1 to our Form 10/A dated July 25, 2014.
3.1	Articles of Incorporation of Valuesetters, Inc. filed on April 25, 1984, incorporated by reference to Exhibit 3.1 to our Form 10 dated September 3, 2013.
3.2	Amendment to Articles of Incorporation of Valuesetters, Inc. filed on September 7, 1999, incorporated by reference to Exhibit 3.2 to our Form 10 dated September 3, 2013.
3.3	Amendment to Articles of Incorporation of Valuesetters, Inc. filed on December 4, 2003, incorporated by reference to Exhibit 3.3 to our Form 10 dated September 3, 2013.
3.4	By-Laws of Valuesetters, Inc, incorporated by reference to Exhibit 3.4 to our Form 10 dated September 3, 2013.
10.1	Amended Secured Lending Agreement between Valuesetters, Inc. and Vaxstar LLC incorporated by reference to Exhibit 10.1 to our Form 10/A dated July 25, 2014
10.2	3% Unsecured Term Note Due June 30, 2017, incorporated by reference to Exhibit 10.2 to our Form 10/A dated July 25, 2014
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith

Table Of Contents	26

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2017	VALUESETTERS, INC.

By: /s/ Manuel Teixeira
Manuel Teixeira
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Avi Liss	Secretary and Director	February 14, 2017
Avi Liss

/s/ Thomas Carmody	Director	February 14, 2017
Thomas Carmody

/s/ Steven Geary	Director	February 14, 2017
Steven Geary

/s/ Sean S. Lee	Director	February 14, 2017
Sean S. Lee

Table Of Contents	27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Valuesetters, Inc.

We have audited the accompanying balance sheet of Valuesetters, Inc. (the “Company”) as of April 30, 2015and 2014, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. Management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audit the financial statements referred to above present fairly, in all material respects, the financial position of Valuesetters, Inc. as of April 30, 2015 and 2014 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is has earned limited revenue, has suffered net losses and has had negative cash flows from operating activities during the year ended April 30, 2015 These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

Edina, MN

February 14, 2017

Valuesetters, Inc.

Balance Sheets

	April 30, 2015	April 30, 2014

Assets
Current assets:
Cash and cash equivalents	$5,237	$1,623
Accounts receivable, net	5,002	—
Prepaid expenses	202,992	—
Other current assets	4,954	—
Total current assets	218,185	1,623
Non-current prepaid expenses	159,007
Equipment and software, net of accumulated depreciation	920,892
Investments	15,000	—
Total assets	$1,313,084	$1,623

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable
Trade	$185,795	$74,592
Related party	31,680	110,985
Accrued expenses	225,629	15,536
Deferred revenue	17,160	3,217
Notes payable – related parties	16,048	17,050
Loan payable - bank	45,804	48,469
Demand notes payable	39,150	16,000
Total current liabilities	561,266	285,849

Long-term notes payable	533,066	333,066
Long-term unsecured related party note payable	20,000	—
Long-term secured note payable to related party	1,146,860	93,219
	2,261,192	712,134
Stockholders’ deficit:
Common stock, $.001 par value; 900,000,000 shares authorized, 500,000,000 shares issued and outstanding in 2015 and 2014	500,000	500,000
Capital in excess of par value	669,039	420,968
Accumulated deficit	(2,117,147)	(1,631,479)
Total stockholders’ deficit	(948,108)	(710,511)
Total liabilities and stockholders’ deficit	$1,313,084	$1,623

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.

Statements of Operations

	Years Ended April 30,
	2015	2014

Revenues	$93,632	$4,679

Cost and expenses:
Costs of services	66,562	1,242
Selling, general and administrative`	655,995	13,182
Depreciation	222,285	—

Total costs and expenses	944,842	14,424

Loss from operations	(851,210)	(9,745)
Other income (expense)
Interest expense	(76,766)	(18,240)
Loss on investments	(12,500)	—
Other expense	(1,486)	—
Mark to market adjustment of derivative liabilities	456,294	—
Total other income (expense)	365,542	(18,240)
Net loss before taxes	(485,668)	(27,985)
Income tax	—	—
Net loss	$(485,668)	$(27,985)

Basic and diluted loss per share	$0.00	$0.00
Weighted average number of shares outstanding	500,000,000	500,000,000

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.

Statements of Stockholders' Deficit

For the years ended April 30, 2015 and 2014

			Capital in
			Excess of	Accumulated	Total
	Shares	Amount	Par Value	Deficit	Deficit
Balance, April 30, 2013	500,000,000	$500,000	$420,968	$(1,603,494)	$(682,526)
Net loss, April 30, 2014	—	—	—	(27,985)	(27,985)
Balance, April 30, 2014	500,000,000	500,000	420,968	(1,631,479)	(710,511)
Net loss, April 30, 2015				(485,668)	(483,209)
Reversal of derivative liability			244,771		244,771
Beneficial conversion feature of note payable			3,300		3,300
Balance, April 30, 2015	500,000,000	$500,000	$669,039	$(2,117,147)	$(948,108)

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.

Statements of Cash Flows

	Year	Year
	Ended	Ended
	April 30,	April 30,
	2015	2014

Operating activities
Net loss	$(485,668)	$(27,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	537,500	—
Depreciation	222,285	—
Non-cash revenue	(15,000)	—
Amortization of debt discount	3,300	—
Provision for bad debts	6,559	—
Loss on investments	12,500	—
Change in fair market value of derivatives	(456,294)	—
Other expense	1,486	—
Changes in non-cash working capital balances
Accounts receivable	6,567	2,125
Investments	(12,500)	—
Other assets	2,491	—
Accounts payable	3,271	—
Accounts payable – related party	9,420	—
Accrued expenses	88,171	—
Deferred revenue	(4,857)	—
Accrued liabilities	—	5,708
Cash used in operating activities	(80,769)	(20,152)

Financing activities
Payments on bank loan	(2,665)	(1,760)
Payments on demand notes	(1,500)
Payments on related party notes	(2,202)
Proceeds from demand note payable	24,650	1,000
Proceeds from note payable – related party	21,200	2,050
Proceeds from note payable – secured related party	44,900	17,410
Cash provided by financing activities	84,383	18,700

Increase (decrease) in cash and cash equivalents during the period	3,614	(1,452)
Cash and cash equivalents, beginning of the period	1,623	3,075
Cash and cash equivalents, end of the period	$5,237	$1,623

Cash paid for:
Interest	$3,017	$4,209
Income taxes	$—	$—
Non cash financing information:
Debt discount due to beneficial conversion feature	$3,300	$—
Investments acquired for deferred revenue	$10,000	$—
Reversal of derivative liability	$244,771	$—

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

1. Description of Business and Summary of Accounting Principles

Description of Business and Concentrations

Valuesetters, Inc. (“Valuesetters,” “we,” “our,” or the “Company”) is a provider of consulting services, subscription services, advertising and digital goods using technology distribution platforms like the Internet and mobile devices in the media and entertainment markets.

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

Costs of Services

Costs of services consist of direct costs that we pay to third parties in order to provide the services that generate revenue.

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares outstanding. To the extent that stock options and warrants are anti-dilutive, they are excluded from the calculation of diluted loss per share. For 2015 and 2014, the Company had no potentially dilutive securities.

VALUESETTERS, INC

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents during fiscal 2015 and 2014.

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

Debt

At April 30, 2015 and 2014, the Company’s secured debt was carried at its face value plus accrued interest. In July 2014, the Company renegotiated its secured related party debt and one related party note, and these notes are now term loans which mature on June 30, 2017. Based on the financial condition of the Company, it is impracticable for the Company to estimate the fair value of its short and long-term debt.

The Company has no instruments with significant off balance sheet risk.

VALUESETTERS, INC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

1. Description of Business and Summary of Accounting Principles (Continued)

Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, "Revenue from Contracts with Customers". This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The revised effective date for this ASU is for annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. We will adopt this ASU when effective. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and our management is currently evaluating which transition approach to use. We are currently evaluating the possible impact of ASU 2014-09, but we do not anticipate that it will have a material impact on the Company's consolidated results of operations, financial position or cash flows.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under this amendment, management is now required to determine every interim and annual period whether conditions or events exist that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. If management indicates that it is probable the entity will not be able to meet its obligations as they become due within the assessment period, then management must evaluate whether it is probable that plans to mitigate those factors will alleviate that substantial doubt. The guidance is effective for fiscal years, beginning after December 15, 2016. Early adoption is permitted. We do not expect the adoption of ASU 2014-15 to have a significant impact on the Company's consolidated results of operations, financial position or cash flows.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”  ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015.  The new guidance will be applied on a retrospective basis and early adoption is permitted.  The Company chose early adoption of the new guidance, which had no impact on the Company's consolidated results of operations, financial position or cash flows.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes.” To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The amendments in this Update apply to all entities that present a classified statement of financial position.  The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update.  For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  For all other entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018.  Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.  The amendments in this Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented.  If an entity applies the guidance prospectively, the entity should disclose in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted.  If an entity applies the guidance retrospectively, the entity should disclose in the first interim and first annual period of change the nature of and reason for the change in accounting principle and quantitative information about the effects of the accounting change on prior periods.  We do not expect the adoption of ASU 2015-17 to have a significant impact on our consolidated results of operations, financial position or cash flows.

VALUESETTERS, INC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

In January 2016, the FASB issued ASU 2016-01 – “Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities.”  ASU 2016-01, among other changes, requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income.  This Update also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment.  The amendments in ASU 2016-01 will become effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We are currently evaluating the effect of the adoption of ASU 2016-01 will have on our consolidated results of operations, financial position or cash flows.

 In February 2016, the FASB issued ASU 2016-02 – “Leases (Topic 842).” Under ASU 2016-02, entities will be required to recognize lease asset and lease liabilities by lessees for those leases classified as operating leases.  Among other changes in accounting for leases, a lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease.  Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option.  The amendments in ASU 2016-02 will become effective for fiscal years beginning after December 15, 2018, including interim periods with those fiscal years, for public business entities.  We are currently evaluating the effect of the adoption of ASU 2016-02 will have on our consolidated results of operations, financial position or cash flows.

In March 2016, the FASB issued ASC 2016-09 – “Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-based Payment Accounting.”  The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  In addition to these simplifications, the amendments eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment.  The amendments in ASC 2016-09 will become effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  An entity that elects early adoption must adopt all of the amendments in the same period.  We are currently evaluating the effect of the adoption of ASU 2016-09 will have on our consolidated results of operations, financial position or cash flows.

 In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipt and Cash Payments. The new guidance addresses certain classification issues related to the statement of cash flows which will eliminate the diversity of practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 2017. Early adoption is permitted. We are currently evaluating the possible impact of ASU 2016-15, but do not anticipate that it will have a material impact on the Company's consolidated results of operations, financial position or cash flows.

 In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. The new guidance amends the consolidation guidance on how a reporting entity that is the single decision make of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The guidance is effective for fiscal years beginning after December 2016. Early adoption is permitted. We are currently evaluating the possible impact of ASU 2016-17, but do not anticipate that it will have a material impact on the Company's consolidated results of operations, financial position or cash flows.

VALUESETTERS, INC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

2. Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained recurring losses from its continuing operations and as of April 30, 2015, had negative working capital of $343,081 and a stockholders’ deficit of $948,108. In addition, the Company is unable to meet its obligations as they become due and sustain its operations. The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.

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

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in its existence. Management’s plans include:

1.	Seek to raise debt or equity for working capital purposes and to pay off existing debt balances. With sufficient additional cash available to the Company, it can begin to make marketing expenditures and hire people to generate more revenues, and consequently cut monthly operating losses.

2.	Continue to look for software niches and digital products that can be sold via an Internet-based store. Various acquisition opportunities are being considered to help the Company generate additional revenues and obtain profitability.

3.	Continue to provide consulting services to early-stage companies, and begin charging a cash fee, in addition to an equity-based fee, in exchange for the services.

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

F-=10

VALUESETTERS, INC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

3. Debt

The following table summarizes components debt as of April 30, 2015 and 2014:

	2015	2014	Interest Rate

Secured lender (affiliate)	$1,146,860	$93,219	8.00%
Term note	333,066	333,066	3.0%
Term note	200,000	-	2.0%
Notes payable – related parties	36,048	16,048	0.0%
Demand note payable	39,150	16,000	0.0 – 10.0%
Loan payable - bank	45,804	48,469	5.5%
Total Debt	$1,800,928	$507,804

As of April 30, 2015 and 2014, the Company owed its principal lender (“Lender”) $1,146,860 and $93,219, respectively, under a loan and security agreement (“Loan”) dated April 28, 2011, that was amended on July 26, 2014, to change the maturity date to June 30, 2017. The maximum amount of the Loan is $1,250,000, and interest on the Loan has been accrued and added to the principal balance of the Loan. The Lender is also the largest shareholder of the Company, owning 227,173,207 shares of common stock, or 44.7% of the 508,000,000 shares issued and outstanding, as of October 15, 2016.

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

As of April 30, 2015 and 2014, the Company’s related-party unsecured notes payable totaled $36,048 and $16,048, respectively. The Company also owes $333,066 to a former board member, who owns 8.7% of our outstanding shares, for a note payable dated April 30, 2011. In July 2014, this note was renegotiated to a 3% term loan due on June 30, 2017. The same person has personally guaranteed a bank line of credit under which the Company owes $45,804 and $48,469 as of April 30, 2015 and 2014, respectively. The Company pays $220 a month in principal payments on the outstanding balance, plus the monthly interest expense, which is calculated at a rate of 5.5% per annum.

Demand notes payable totaled $39,150 and $16,000 at April 30, 2015 and 2014, respectively.

VALUESETTERS, INC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

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

VALUESETTERS, INC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

5. Income Taxes

At April 30, 2015, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $1,124,000 expiring in the years of 2016 through 2031. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar State provisions.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of April 30, 2015 and 2014 were as follows:

	2015	2014

Deferred tax assets, net:
Net operating loss carryforwards	$1,124,000	$1,060,000
Valuation allowance	1,124,000	1,060,000

Net deferred assets	$—	$—

The valuation allowance increased to $1,124,000 at April 30, 2015 from $1,060,000 at April 30, 2014.

The following is a reconciliation of the tax provisions for the years ended April 30, 2015 and 2014 with the statutory Federal income tax rates:

	Percentage of Pre-Tax Income
	2015	2014

Statutory Federal income tax rate	(34.0)%	(34.0)%
Loss generating no tax benefit	34.0	34.0

Effective tax rate	—	—

The Company did not have any material unrecognized tax benefits as of April 30, 2015 and 2014. The Company does not expect the unrecognized tax benefits to significantly increase or decrease within the next twelve months.  The Company recorded no interest and penalties relating to unrecognized tax benefits as of and during the years ended April 30, 2015 and 2014. The Company is subject to U.S. federal income tax, as well as taxes by various state jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending April 30, 2012 through 2015.

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

VALUESETTERS, INC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

7. Stockholders’ Deficit

The Company is authorized to issue 900,000,000 shares of its common stock, par value $0.001. 500,000,000 shares were outstanding as of April 30, 2015 and 2014, and no shares were issued during the fiscal years ended April 30, 2015 or 2014. The following tables summarize information about options outstanding at April 30, 2015 and 2014.

	Options Outstanding			Options Exercisable
Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Outstanding	Price

As of April 30, 2015
$.03	18,000,000	4.02	$0.03	8,909,672	$0.03

As of April 30, 2014
-	-	-	$-	-	$-

	Number of Shares	Exercise Price Per Share	Average Exercise Price
Outstanding April 30, 2013	-	-	$-

Granted during year ended April 30, 2014	-	-	$-

Exercised/canceled during year ended April 30, 2014	-	-	$-

Outstanding April 30, 2014	-	-	$-

Granted during year ended April 30, 2015	18,000,000	$0.03	$0.03

Exercised/canceled during year ended April 30, 2015	-	-	$-

Outstanding April 30, 2015	18,000,000	$ 0.03	$0.03

Options exercisable, April 30, 2015	8,909,6720	$0.03	$0.03

On May 7, 2014, the Company granted 5-year stock options that fully vest over a three year period to three consultants. Each consultant was granted an option to purchase up to 6 million shares of the Company’s common stock at a price of $0.03 per share. The Company entered consulting agreements to issue common stock and options to purchase common stock, and recorded the applicable non-cash expense in accordance with the authoritative guidance of the Financial Accounting Standards Board. For the years ended April 30, 2015 and 2014, the Company recorded $537,500 and $0, respectively, in stock-based compensation expense. As of April 30, 2015, there was $361,999 of prepaid stock-based compensation expense, $202,992 of which is current and $159,007 of which is non-current.

VALUESETTERS, INC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

On July 5, 2014, the Company agreed to issue 6,000,000 shares of restricted common stock in exchange for investor awareness services for the period of July 10, 2014 to December 31, 2014. The Company believes services were never rendered and has not issued any shares.

On July 24, 2014, the Company signed a three-year consulting agreement in exchange for 6,000,000 shares of common stock, which were issued in May 2015.

On August 8, 2014, the Company signed a six-month consulting agreement in exchange for 2,000,000 shares of common stock, which were issued in October 2015.

On September 11, 2014, the Company entered into a twelve month consulting agreement valued at $200,000 based on services to be performed. The Company issued a three-year note at 2% interest per annum, which can be converted into a maximum of 20,000,000 shares of common stock of the Company.

8. Loss Per Common Share

Loss per common share data was computed as follows:

	2015	2014

Net loss	$(485,668)	$(27,986)

Weighted average common shares outstanding	500,000,000	500,000,000
Effect of dilutive securities	—	—
Weighted average dilutive common shares outstanding	500,000,000	500,000,000

Loss per common share – basic	$(.00)	$(.00)

Loss per common share – diluted	$(.00)	$(.00)

VALUESETTERS, INC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED APRIL 30, 2015 AND 2014

9. Related Party Transactions

The Company’s largest shareholder is also its principal lender. As of April 30, 2015 and 2014, the Company owed its largest shareholder, under a secured lending agreement, $1,146,860 and $93,219, respectively. The maximum amount of the loan is $1,250,000, and the loan matures on June 30, 2017. Interest payments are accrued monthly and added to the principal balance of the note. The largest shareholder of the Company owns 227,173,207 shares of common stock, or 45.4% of the 500,000,000 shares issued and outstanding at April 30, 2015.

The Company owes a related party $20,000 as of April 30, 2015 under a note payable with interest at 8% per annum, with a maturity date of November 18, 2017.

The Company has accounts payable to two directors for a total of $31,680 as of April 30, 2015. The Company has accounts payable to three directors for a total of $110,985 as of April 30, 2014

The Company has a note payable to a director for $15,000 as of April 30, 2015 and 2014.

The Company owes its Chief Executive Officer and Chairman of the board of directors $1,048 and $2,050 as of April 30, 2015 and 2014, respectively.

10. Purchase of a Business

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

11. Investments

During fiscal 2015, the Company acquired a 5% interest in three early-stage companies, Madhat Media, Inc., Zelgor Inc. and NetCapital Systems LLC, as payment for consulting and advisory services provided to the companies. The Company only recognizes consulting revenues and the cost of the investment in instances where the services were provided to entities that generated revenues known to the Company. The Company also purchased 5% of Splyst LLC for a cash payment of $12,500 and recorded a valuation loss on the investment at April 30, 2015.

12 Subsequent Events

The Company made additional investments in early-stage companies in exchange for consulting and advisory services. Agreements for non-exclusive advisory services and management consulting services were rendered for a 20% interest in Sportsclub LLC, a 20% interest in Reper LLC, a 30% interest in Cupcrew LLC, a 4% interest in Superstar Vape Inc., and a 20% interest in Dark.com LLC. Of these investments, Reper LLC is the only entity that has revenues. The Company also performed additional services for NetCapital Systems LLC, which generates revenues, under a new agreement signed in 2016.   The Company issued 6,000,000 shares of common stock in May 2015, in exchange for a three-year consulting agreement, and issued 2,000,000 shares of stock in October 2015 for six months of consulting services provided for in fiscal 2015.

