Form 10-Q
period 2015-07-31
ValueSetters Inc.
filed 2017-02-14
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ No ý

As of February 14, 2017, the Company had 508,000,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Valuesetters Inc.

Condensed Balance Sheets

(Unaudited)

	July 31, 2015	April 30, 2015

Assets
Current assets:
Cash and cash equivalents	$1,209	$5,237
Accounts receivable, net	—	5,002
Prepaid expenses	152,992	202,992
Other current assets	4,956	4,954
Total current assets	159,157	218,185
Non-current prepaid expenses	120,759	159,007
Equipment and software, net of accumulated depreciation	825,627	920,892
Investments	15,000	15,000
Total assets	$1,120,543	$1,313,084

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable
Trade	$184,933	$185,795
Related party	31,680	31,680
Accrued expenses	250,414	225,629
Deferred revenue	2,760	17,160
Notes payable – related parties	15,000	16,048
Loan payable – bank	45,144	45,804
Demand note payable	46,650	39,150
Total current liabilities	576,581	561,266

Long-term notes payable	533,066	533,066
Long-term related party note payable	20,000	20,000
Long-term secured note payable to related party	1,149,347	1,146,860
	2,278,994	2,261,192
Stockholders’ deficit:
Common stock, $.001 par value; 900,000,000 shares authorized, 506,000,000 and 500,000,000 shares issued and outstanding at July 31, 2015 and April 30, 3015, respectively.	506,000	500,000
Capital in excess of par value	663,039	669,039
Accumulated deficit	(2,327,490)	(2,117,147)
Total stockholders’ deficit	(1,158,451)	(948,108)
Total liabilities and stockholders’ deficit	$1,120,543	$1,313,084

See Accompanying Notes to the Financial Statements

Table Of Contents	1

VALUESETTERS, INC.

Condensed Statements of Operations

 (Undaudited)

	Three Months Ended July 31,
	2015	2014

Revenues	$23,609	$16,676

Cost and expenses:
Costs of services	5,876	259
Selling, general and administrative`	104,347	186,114
Depreciation	95,265	—

Total costs and expenses	205,488	186,373

Loss from operations	(181,879)	(169,697)
Other income (expense)
Interest expense	(28,464)	(5,279)
Mark to market adjustment of derivative liabilities	—	329,043
Total other income (expense)	(28,464)	323,764
Net loss before taxes	(210,343)	154,067
Income tax	—	—
Net loss	$(210,343)	$154,067

Basic and diluted loss per share	$0.00	$0.00
Weighted average number of shares outstanding	506,000,000	500,000,000

See Accompanying Notes to the Financial Statements

Table Of Contents	2

VALUESETTERS, INC.

Condensed Statements of Cash Flows

 (Undaudited)

	Three Months	Three Months
	Ended	Ended
	July 31,	July 31,
	2015	2014

Operating activities
Net income (loss)	$(210,343)	$154,067
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	88,248	175,703
Depreciation	95,265	—
Non-cash revenue	—	(15,000)
Amortization Debt Discount	—	177
Change in fair market value of derivatives	—	(329,043)
Changes in non-cash working capital balances
Accounts receivable	5,002	—
Other assets	(2)	—
Accounts payable	(862)	2,947
Accounts payable – related party	4,842	—
Accrued expenses	22,430	(5,281)
Deferred revenue	(14,400)	(465)
Derivative liability	—	10,000
Cash used in operating activities	(9,820)	(2,072)

Financing activities
Payments on bank loan	(660)	(652)
Payments on demand notes	—	(1,000)
Payments on related party notes	(1,048)	(2,202)
Proceeds from demand note payable	7,500	5,500
Proceeds from note payable – related party	—	1,000
Proceeds from note payable – secured related party	—	3,000
Cash provided by financing activities	5,792	5,646

Increase (decrease) in cash and cash equivalents during the period	(4,028)	(1,249)
Cash and cash equivalents, beginning of the period	5,237	1,623
Cash and cash equivalents, end of the period	$1,209	$374

Cash paid for:
Interest	$715	$787
Income taxes	$—	$—

See Accompanying Notes to the Financial Statements

Table Of Contents	3

Valuesetters Inc.

Notes To Condensed Financial Statements (Unaudited)

Note 1– Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2015, are not necessarily indicative of the results that may be expected for the year ended April 30, 2016. For further information, refer to the audited financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended April 30, 2015.

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained recurring losses from its continuing operations and as of July 31, 2015, had negative working capital of $417,424 and a stockholders’ deficit of $1,149,347. In addition, the Company is unable to meet its obligations as they become due and sustain its operations. The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.

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

Table Of Contents	4

Note 3 – Income (Loss) Per Common Share

Income (Loss) per common share data was computed as follows:

	July 31, 2015	July 31, 2014

Net income (loss)	$(210,343)	$154,067

Weighted average common shares outstanding	506,000,000	500,000,000
Effect of dilutive securities	—	6,500,000
Weighted average dilutive common shares outstanding	506,000,000	506,500,000

Income (Loss) per common share – basic	$.00	$(.00)

Income (Loss) per common share – diluted	$.00	$(.00)

As of July 31, 2014, the weighted average diluted common shares outstanding exceeds the number of authorized common shares of the Company. This excess has no effect on diluted net income per common share for the three months ended July 31, 2014. The Company had sufficient authorized shares at July 31, 2015.

Note 4 – Principal Financing Arrangements

The following table summarizes components of debt as of July 31, 2015 and April 30, 2015:

	July 31, 2015	April 30, 2015	Interest Rate

Secured lender	$1,149,347	$1,146,860	8.0%
Related party notes	15,000	16,048	8.0%
Long-term notes payables	533,066	533,066	2.0% - 3.0%
Log-term notes payable – related parties	20,000	20,000	2.0% - 3.0%
Other notes payable	46,650	39,150	0.0% - 10.0%
Due to bank	45,144	45,804	5.5%
Total Debt	$1,809,207	$1,800,928

As of July 31, 2015 and April 30, 2015, the Company owed its principal lender (“Lender”) $1,149,347 and $1,146,860, respectively, under a loan and security agreement (“Loan”) dated April 28, 2011, that was amended on July 26, 2014 to change the maturity date to June 30, 2017. The maximum amount of the Loan is $1,250,000. The Lender is also the largest shareholder of the Company, owning 227,173,207 shares of common stock, or 45% of the 508,000,000 shares issued and outstanding.

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

Table Of Contents	5

To secure the payment of all obligations to the lender, the Company granted to the lender a continuing security interest and first lien on all of the assets of the Company.

As of July 31, 2015 and April 30, 2015, the Company’s related-party unsecured notes payable totaled $15,000, which is payable to a board member. We also owe $20,000 to an entity that owns the majority of our largest shareholder. This note accrues interest at a rate of 8% per annum and is due in January 2018. It is classified as long-term debt.

The Company owes JP Morgan Chase Bank $45,144 and $45,804 and as of July 31, 2015 and April 30, 2015, respectively. The Company pays approximately $220 a month in principal payments on the outstanding balance, plus the monthly interest expense, which is calculated at a rate of 5.5% per annum.

Other notes payable totaled $46,650 and $39,150 at July 31, 2015 and April 30, 2015, respectively.

The Company owes $533,066 at July 31, 2015 and April 30, 2015 to two individual note holders. A $200,000 note is due in September 2017 and accrues interest at an annual rate of 2%. The holder can convert the note into shares of common stock at a price of $0.01 per share. A second note for $333,066 accrues interest at 3% per annum and is due in June 2017.

Note 5 – Investments

The Company acquires equity interests in early-stage companies in exchange for management advisory services. Such services and investments in early-stage companies are only recorded if the investment was made in a company that generates revenues before our financial reports are issued to the public. We recorded an investment of $15,000, which represent an interest of less than 5%, in a FINRA-regulated equity-based funding portal, NetCapital Systems LLC. The investment is recorded at the value of the services provided by the Company.

Note 6 – Income Taxes

At July 31, 2015, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1,180,000 that expire in the years 2016 through 2031. The Company has provided an allowance for the full value of the related deferred tax asset since it is more likely than not that none of such benefit will be realized. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

Due to the availability of the tax loss carryforward for the three-month period ended July 31, 2015 and the loss for the three-month period ended July 31, 2014, the Company has recorded no income tax expense in either of these three-month periods.

Note 7 – Related Party Transactions

The Company’s largest shareholder is also its principal lender. As of July 31, 2015 and April 30, 2015, the Company owed its largest shareholder, under a secured lending agreement, $1,149,347 and $1,146,860, respectively. The maximum amount of the loan is $1,250,000, and the loan matures on June 30, 2017. The largest shareholder of the Company owns 227,173,207 shares of common stock, or 45% of the 500,000,000 shares issued and outstanding.

The Company owes a director $31,680 as of July 31, 2015 and April 30, 2015.

Table Of Contents	6

The Company owes a second director $15,000 as of July 31, 2015 and April 30, 2015.

The Company owes a related party $20,000 as of July 31, 2015 and April 30, 2015 under a note payable with interest at 8% per annum, with a maturity date of November 18, 2017.

The Company owes its Chief Executive Officer and Chairman of the board of directors $0 and $1,048 as of July 31, 2015 and April 30, 2015, respectively.

Note 8 – Stockholders’ Deficit

The Company is authorized to issue 900,000,000 shares of its common stock, par value $0.001. 506,000,000 and 500,000,000 shares were outstanding as of July 31, 2015 and April 30, 2015, respectively.

On May 7, 2014, the Company granted 5-year stock options that fully vest over a three year period to three consultants. Each consultant was granted an option to purchase up to 6 million shares of the Company’s common stock at a price of $0.03 per share. On July 24, 2014, the Company signed a three-year consulting agreement in exchange for 6,000,000 shares of common stock. Those shares were issued in the first quarter of fiscal 2016.

In the second quarter of 2016, the Company issued 2,000,000 shares of restricted stock pursuant to a consulting agreement.

Note 9 – Fair Value

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

  Level 3: inputs are unobservable inputs for the asset or liability.

Table Of Contents	7

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

Note 10 – Stock-Based Compensation Plans

The Company entered consulting agreements to issue common stock and options to purchase common stock, and recorded the applicable non-cash expense in accordance with the authoritative guidance of the Financial Accounting Standards Board. For the three-month periods ended July 31, 2015 and July 31, 2014, the Company recorded $88,248 and $175,703, respectively, in stock-based compensation expense. As of July 31, 2015, there was $273,751 of prepaid stock-based compensation expense, $152,992 of which is current and $120,759 of which is non-current.

Note 11 – Subsequent Events

The Company made additional investments in early-stage companies in exchange for consulting and advisory services. Agreements for non-exclusive advisory services and management consulting services were rendered for a 20% interest in Sportsclub LLC, a 20% interest in Reper LLC, a 30% interest in Cupcrew LLC, a 4% interest in Superstar Vape Inc., and a 20% interest in Dark.com LLC. Of these investments, Reper LLC is the only entity that has revenues. The Company also performed additional services for NetCapital Systems LLC, which generates revenues, under a new four-year arrangement that began in August 2016.

Table Of Contents	8

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

Table Of Contents	9

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

Beginning in the first quarter of fiscal 2015, we began consulting for small companies and taking an equity stake in the companies in exchange for our services. Although we take an equity stake in most of the early-stage companies that we consult for, we do not always record the investment as an asset on our books. Our policy is to record the investment, based on the value of our services rendered, only in instances where the early-stage company begins generating revenues. If the early-stage company is unable to generate revenues by the time we file our periodic reports, we do not consider our consulting services as revenue to our company.

It is our strategy to purchase part or all of early-stage companies and cross pollinate the ideas, technology and expertise within these companies to enhance the operations, profits and market share of all the entities, at an affordable price.

One such company that we own equity in, as a result of our consulting services, is NetCapital Systems LLC. This company owns a Title III JOBS Act funding portal, and as of today is only one of 15 FINRA approved crowdfunding portals, allowed to sell securities in startup companies to non-accredited investors, via the Internet. We continue to consult for NetCapital (see https://netcapital.com) and have invested in additional early-stage companies that we met through NetCapital by providing our consulting services. We believe our investment and future revenue potential from our relationship with NetCapital is significant.

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

Results of Operations

For the Three Months Ended July 31, 2015 Compared to the Three Months Ended July 31, 2014

Our revenues for the first quarter of fiscal 2016 increased by $6,933, or 42%, to $23,609 as compared to $16,676 reported for the first quarter of fiscal 2015. The increase in revenues is attributable to the revenues from telecom business that we purchased in September of 2014.

Selling, general and administrative expenses decreased by $81,767, to $104,347 for the first quarter of fiscal 2016 from $186,114 reported in the prior year fiscal period. The increase is primarily attributable to a decrease in stock-based compensation expense from $175,703 in the first quarter of fiscal 2015 to $88,248 the first quarter of fiscal 2016.

Interest expense increased by $23,185 to $28,464 for the quarter ended July 31, 2015, as compared to $5,279 for the prior fiscal quarter. Increased borrowings, as a result of the acquisition of our telecom business, resulted in the higher interest expense.

Table Of Contents	10

Liquidity and Capital Resources

At July 31, 2015, we had cash and cash equivalents of $1,209 and negative working capital of $417,424 as compared to cash and cash equivalents of $5,237 and negative working capital of $343,081 at April 30, 2015.

Net cash used in operating activities aggregated $9,820 and $6,895 in the first quarters of fiscal 2015 and 2014, respectively. The principal use of cash from operating activities in the first quarter of fiscal 2016 was the net loss of $210,343, which was offset by two non-cash items, depreciation of $95,265 and stock-based compensation of $88,248. The principal components of the use of cash from operating activities in the first quarter of fiscal 2015 were the net income of $154,067 plus non-cash compensation of $175,703, which were offset by a change in the fair market value of derivative liabilities of $329,043.

There was no investing activity in the first quarter of fiscal 2016 or in fiscal 2015.

Net cash provided by financing activities aggregated $5,792 and $5,646 in the first quarters of fiscal 2016 and 2015, respectively. The principal source of cash from financing activities in the fiscal 2016 quarter was the proceeds from a demand note of $7,500. The principal sources of cash from financing activities in the fiscal 2015 quarter were proceeds from our secured related party lender, who is our largest stockholder, plus the proceeds of a $5,500 demand note.

In the first quarters of fiscal 2016 and 2015, there were no expenditures for capital assets. We do not anticipate any capital expenditures in fiscal 2017.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern. However, we have sustained net losses from operations during the last several years, and we have very limited liquidity. Management anticipates that we will be dependent, for the near future, on additional capital to fund our operating expenses and anticipated growth and the report of our independent registered public accounting firm expresses doubt about our ability to continue as a going concern. Our operating losses have been funded through borrowings under a line of credit from our largestshareholder.

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

Table Of Contents	11

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosers

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31       Rule 13a-14(a) Certification

32       Rule 13a-14(b) Certification

101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

Table Of Contents	13

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: February 14, 2017	VALUESETTERS, INC.

By: /s/ Manuel Teixeira
Manuel Teixeira
Chairman of the Board and Chief Executive Officer

Table Of Contents	14