Form 10-Q
period 2015-10-31
ValueSetters Inc.
filed 2017-02-14
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2015

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

Yes [ ] No [X]

As of February 14, 2016, the Company had 508,000,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Valuesetters Inc.

Condensed Balance Sheets

(Unaudited)

	October 31, 2015	April 30, 2015

Assets
Current assets:
Cash and cash equivalents	$505	$5,237
Accounts receivable, net	—	5,002
Prepaid expenses	152,992	202,992
Other current assets	4,443	4,954
Total current assets	157,940	218,185
Non-current prepaid expenses	82,511	159,007
Equipment and software, net of accumulated depreciation	730,362	920,892
Investments	15,000	15,000
Total assets	$985,813	$1,313,084

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable
Trade	$293,176	$185,795
Related party	31,680	31,680
Accrued expenses	278,945	225,629
Deferred revenue	2,760	17,160
Notes payable – related parties	15,000	16,048
Loan payable – bank	44,484	45,804
Demand notes payable	47,650	39,150
Total current liabilities	713,695	561,266

Long-term notes payable	533,066	533,066
Long-term related party note payable	20,000	20,000
Long-term secured note payable to related party	1,152,917	1,146,860
	2,419,678	2,261,192
Stockholders’ deficit:
Common stock, $.001 par value; 900,000,000 shares authorized, 508,000,000 and 500,000,000shares issued and outstanding in 2015 and 2014	508,000	500,000
Capital in excess of par value	661,039	669,039
Accumulated deficit	(2,602,904)	(2,117,147)
Total stockholders’ deficit	(1,433,865)	(948,108)
Total liabilities and stockholders’ deficit	$985,813	$1,313,084

See Accompanying Notes to the Financial Statements

Table Of Contents	1

VALUESETTERS, INC.

Condensed Statements of Operations

 (Unaudited)

	For the Six Months Ended		For the Three Months Ended
	Oct. 31, 2015	Oct. 31, 2014	Oct 31, 2015	Oct 31, 2014
		Restated		Restated
Revenues	$39,372	$36,444	$15,763	$19,768

Costs and expenses:
Cost of services	115,484	10,434	109,608	10,175
Depreciation	190,484	31,755	95,265	31,755
Selling, general and administrative	162,075	292,611	57,728	106,497
Total costs and expenses	468,089	334,800	262,601	148,427

Loss from operations	(428,717)	(298,356)	(93,845)	(128,659)

Other income (expense):
Interest expense	(57,040)	(12,369)	(28,576)	(7,090)
Gain (loss) on change in derivative liabilities	-	576,653	-	247,610
Total other income (expense)	(353,194)	564,284	(28,576)	240,520
Net income (loss)	$(485,757)	$265,928	$(275,414)	$111,861

Basic earnings (loss) per share	$(0.00)	$(0.00)	$0.00	$0.00
Diluted earnings (loss) per share	$(0.00)	$(0.00)	$0.00	$0.00

Weighted average number of common shares outstanding:
Basic	504,086,957	500,000,000	506,086,022	500,000,000
Diluted	504,086,957	500,000,000	506,086,022	500,000,000

See Accompanying Notes to the Financial Statements

Table Of Contents	2

VALUESETTERS, INC.

Condensed Statements of Cash Flows

 (Unaudited)

	Six Months	Six Months
	Ended	Ended
	October 31,	October 31,
	2015	2014
		Restated
Operating activities
Net income (loss)	$(485,757)	$265,928
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	126,496	270,392
Depreciation	190,530	31,755
Non-cash revenue	—	(15,000)
Change in fair market value of derivatives	—	(576,653)
Amortization of debt discount	—	1,827
Changes in non-cash working capital balances
Accounts receivable	5,002	(2,480)
Prepaid expenses	—	22
Other assets	511	(765)
Accounts payable	107,381	4,497
Accounts payable – related party	6,057	—
Accrued expenses	53,316	504
Deferred revenue	(14,400)	—
Derivative liability	—	10,000
Cash used in operating activities	(10,864)	(9,973)

Financing activities
Payments on bank loan	(1,320)	(1,318)
Payments on demand notes	—	(1,000)
Payments on related party notes	(1,048)	(2,202)
Proceeds from demand note payable	8,500	11,650
Proceeds from note payable – related party	—	1,000
Proceeds from note payable – secured related party	—	3,000
Cash provided by financing activities	6,132	11,130

Increase (decrease) in cash and cash equivalents during the period	(4,732)	1,157
Cash and cash equivalents, beginning of the period	5,237	1,623
Cash and cash equivalents, end of the period	$505	$2,780

Cash paid for:
Interest	$1,431	$1,552
Income taxes	$—	$—

See Accompanying Notes to the Financial Statements

Table Of Contents	3

Valuesetters Inc.

Notes To Condensed Financial Statements (Unaudited)

Note 1– Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three-month period ended October 31, 2015, are not necessarily indicative of the results that may be expected for the year ended April 30, 2016. For further information, refer to the audited financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended April 30, 2015.

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained recurring losses from its continuing operations and as of October 31, 2015, had negative working capital of $555,755 and a stockholders’ deficit of $1,433,865. In addition, the Company is unable to meet its obligations as they become due and sustain its operations. The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.

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

Table Of Contents	4

Note 3 – Income (Loss) Per Common Share

Income (Loss) per common share data was computed as follows:

	Oct. 31, 2015	Oct. 31, 2014 Restated

Net income (loss)	$(210,343)	$265,928

Weighted average common shares outstanding	508,000,000	500,000,000
Effect of dilutive securities	—	6,500,000
Weighted average dilutive common shares outstanding	508,000,000	506,500,000

Income (Loss) per common share – basic	$.00	$(.00)

Income (Loss) per common share – diluted	$.00	$(.00)

As of October 31, 2014, the weighted average diluted common shares outstanding exceeds the number of authorized common shares of the Company. This excess has no effect on diluted net income per common share for the six months ended October 31, 2014. The Company had sufficient authorized shares at October 31, 2015.

Note 4 – Principal Financing Arrangements

The following table summarizes components of debt as of October 31, 2015 and April 30, 2015:

	Oct. 31, 2015	April 30, 2015	Interest Rate

Secured lender	$1,152,917	$1,146,860	8.0%
Related party notes	15,000	16,048	8.0%
Long-term notes payables	533,066	533,066	2.0% - 3.0%
Log-term notes payable – related parties	20,000	20,000	2.0% - 3.0%
Other notes payable	47,650	39,150	0.0% - 10.0%
Due to bank	44,484	45,804	5.5%
Total Debt	$1,813,117	$1,800,928

As of October 31, 2015 and April 30, 2015, the Company owed its principal lender (“Lender”) $1,152,917 and $1,146,860, respectively, under a loan and security agreement (“Loan”) dated April 28, 2011, that was amended on July 26, 2014 to change the maturity date to June 30, 2017. The maximum amount of the Loan is $1,250,000. The Lender is also the largest shareholder of the Company, owning 227,173,207 shares of common stock, or 45% of the 508,000,000 shares issued and outstanding.

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

As of October 31, 2015 and April 30, 2015, the Company’s related-party unsecured notes payable totaled $15,000, which is payable to a board member. We also owe $20,000 to an entity that owns the majority of our largest shareholder. This note accrues interest at a rate of 8% per annum and is due in January 2018. It is classified as long-term debt.

Table Of Contents	5

The Company owes JP Morgan Chase Bank $44,484 and $45,804 and as of October 31, 2015 and April 30, 2015, respectively. The Company pays approximately $220 a month in principal payments on the outstanding balance, plus the monthly interest expense, which is calculated at a rate of 5.5% per annum.

Other notes payable totaled $47,650 and $39,150 at July 31, 2015 and April 30, 2015, respectively.

The Company owes $533,066 at October 31, 2015 and April 30, 2015 to two individual note holders. A $200,000 note is due in September 2017 and accrues interest at an annual rate of 2%. The holder can convert the note into shares of common stock at a price of $0.01 per share. A second note for $333,066 accrues interest at 3% per annum and is due in June 2017.

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

Note 6 – Income Taxes

At October 31, 2015, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1,180,000 that expire in the years 2016 through 2031. The Company has provided an allowance for the full value of the related deferred tax asset since it is more likely than not that none of such benefit will be realized. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

Due to the availability of the tax loss carryforward for the six and three-month periods ended October 31, 2014 and the loss for the six and three-months period ended October 31, 2015, the Company has recorded no income tax expense in either of these six and three-month periods.

Note 7 – Related Party Transactions

The Company’s largest shareholder is also its principal lender. As of October 31, 2015 and April 30, 2015, the Company owed its largest shareholder, under a secured lending agreement, $1,152,917and $1,146,860, respectively. The maximum amount of the loan is $1,250,000, and the loan matures on June 30, 2017. The largest shareholder of the Company owns 227,173,207 shares of common stock, or 45% of the 500,000,000 shares issued and outstanding.

The Company owes a director $31,680 as of October 31, 2015 and April 30, 2015.

The Company owes a second director $15,000 as of October 31, 2015 and April 30, 2015.

The Company owes a related party $20,000 as of October 31, 2015 and April 30, 2015 under a note payable with interest at 8% per annum, with a maturity date of November 18, 2017.

The Company owes its Chief Executive Officer and Chairman of the board of directors $0 and $1,048 as of October 31, 2015 and April 30, 2015, respectively.

Table Of Contents	6

Note 8 – Stockholders’ Deficit

The Company is authorized to issue 900,000,000 shares of its common stock, par value $0.001. 508,000,000 and 500,000,000 shares were outstanding as of October 31, 2015 and April 30, 2015, respectively.

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

Table Of Contents	7

Note 10 – Stock-Based Compensation Plans

The Company entered consulting agreements to issue common stock and options to purchase common stock, and recorded the applicable non-cash expense in accordance with the authoritative guidance of the Financial Accounting Standards Board. For the six month periods ended October 31, 2015 and October 31, 2014, the Company recorded $126,496 and $370,393, respectively, in stock-based compensation expense. As of October 31, 2015, there was $235,503 of prepaid stock-based compensation expense, $152,992 of which is current and $82,511 of which is non-current.

Note 11- Restatement

The Company restated its financial statements for the six months ended October 31, 2014, to correct certain accounting errors related to revenue recognition. The table below summarizes the impact of the restatement described above on financial information previously reported on the Company’s Forms 10-Q for the period ended October 31, 2014:

	Original	Adjustments	As Restated

Balance Sheet at October 31, 2014:

Investments	$75,000	$(60,000)	$15,000
Deferred revenue	$59,893	$(40,000)	$19,893

Income Statement for Three Months Ended 10/31/14:

Revenues	39,768	(20,000)	19,768
Net income	131,861	(20,000)	111,861
Earnings per share	0.00	0.00	0.00
Earnings per share - diluted	0.00	0.00	0.00

Income Statement for Six Months Ended 10/31/14:

Revenues	56,444	(20,000)	36,444
Net income	285,928	(20,000)	265,928
Earnings per share	0.00	0.00	0.00
Earnings per share - diluted	0.00	0.00	0.00

Cash Flow Statement for Six Months Ended 10/31/14:

Net income	285,928	(20,000)	265,928
Non-cash revenue	(35,000)	20,000	(15,000)

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

Table Of Contents	9

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

Results of Operations

For the Six Months Ended October 31, 2015 Compared to the Six Months Ended October 31, 2014

Our revenues for the six-months ended October 31, 2015 increased by $2,928, or 8%, to $39,372 as compared to $36,444 reported for the six months ended October 31, 2014. The increase in revenues is attributable to $15,000 in consulting income in fiscal 2016, which exceeded the revenues generated from our telecom application. Our revenues from our online game application were approximately the same.

Selling, general and administrative expenses decreased by $130,536, to $162,075 for the six-months ended October 31, 2015 from $292,611 reported in the six-months ended October 31, 2014. The decrease is primarily attributable to a decrease in stock-based compensation expense from $370,393 in fiscal 2015 to 126,496 in fiscal 2016. This decrease was partially offset by an increase in the administrative expenses of our telecom application.

Interest expense increased by $44,671 to $57,040 for the six-months ended October 31, 2015, as compared to $12,369 for the six-months ended October 31, 2014. Increased borrowings, as a result of the acquisition of our telecom application, resulted in the higher interest expense.

In the six-months ended October 31, 2014 we recorded other income of $576,653 as a result of the decrease in the value of derivative liabilities. We had no such derivatives on our books during the six-months ended October 31, 2015.

For the Three Months Ended October 31, 2015 Compared to the Three Months Ended October 31, 2014

Our revenues for the second quarter of fiscal 2016 decreased by $4,005, or 20%, to $15,763 as compared to $19,768 reported for the second quarter of fiscal 2015. The decrease in revenues is attributable to a decrease in revenues from our telecom application

Selling, general and administrative expenses decreased by $48,769, to $57,728 for the second quarter of fiscal 2016 from $106,497 reported in the prior year fiscal period. The decrease is primarily attributable to a decrease in stock-based compensation expense.

Table Of Contents	10

Interest expense increased by $21,486 to $28,576 for the three-months ended October 31, 2015, as compared to $7,090 for the three-months ended October 31, 2014. Increased borrowings, as a result of the acquisition of our telecom application, resulted in the higher interest expense.

In the three-months ended October 31, 2014 we recorded other income of $247,610 as a result of the decrease in the value of derivative liabilities. We had no such derivatives on our books during the three-months ended October 31, 2015.

Liquidity and Capital Resources

At October 31, 2015, we had cash and cash equivalents of $505 and negative working capital of $555,755 as compared to cash and cash equivalents of $5,237 and negative working capital of $343,081 at April 30, 2015.

Net cash used in operating activities aggregated $10,864 and $9,973 in the six-months ended October 31, 2015 and 2014, respectively. The principal use of cash from operating activities in the six-months ended October 31, 2015 was the net loss of $485,757, which was offset by two non-cash items, depreciation of $190,530 and stock-based compensation of $126,496. The principal components of the use of cash from operating activities in the six-months ended October 31, 2014 were the net income of $265,928 plus non-cash compensation of $270,392, which were offset by a change in the fair market value of derivative liabilities of $576,653.

There was no investing activity in the six-months ended October 31, 2015 and 2014.

Net cash provided by financing activities aggregated $6,132 and $11,130 in the six-months ended October 31, 2015 and 2014, respectively. The principal source of cash from financing activities in the six-months ended October 31, 2015 was the proceeds from two demand notes of $8,500. The principal sources of cash from financing activities in the six-months ended October 31, 2014, were proceeds from several demand notes aggregating 15,650.

In the six-months ended October 31, 2015 and 2014, there were no expenditures for capital assets. We do not anticipate any capital expenditures in fiscal 2017.

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