Form 10-Q
period 2016-01-31
ValueSetters Inc.
filed 2017-02-14
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2016

OR

¨ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of February 10, 2017, the Company had 508,000,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Valuesetters Inc.

Condensed Balance Sheets

(Unaudited)

	January 31, 2016	April 30, 2015

Assets
Current assets:
Cash and cash equivalents	$1,195	$5,237
Accounts receivable, net	—	5,002
Prepaid expenses	152,992	202,992
Other current assets	3,315	4,954
Total current assets	157,502	218,185
Non-current prepaid expenses	44,263	159,007
Equipment and software, net of accumulated depreciation	635,097	920,892
Investments	15,000	15,000
Total assets	$851,862	$1,313,084

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable
Trade	$291,597	$185,795
Related party	31,680	31,680
Accrued expenses	308,036	225,629
Deferred revenue	2,760	17,160
Notes payable – related parties	15,000	16,048
Loan payable – bank	43,824	45,804
Demand notes payable	48,980	39,150
Total current liabilities	741,877	561,266

Long-term notes payable	533,066	533,066
Long-term related party note payable	20,000	20,000
Long-term secured note payable to related party	1,156,863	1,146,860
	2,451,806	2,261,192
Stockholders’ deficit:
Common stock, $.001 par value; 900,000,000 shares authorized, 508,000,000 and 500,000,000shares issued and outstanding, respectively	508,000	500,000
Capital in excess of par value	661,039	669,039
Accumulated deficit	(2,768,983)	(2,117,147)
Total stockholders’ deficit	(1,599,944)	(948,108)
Total liabilities and stockholders’ deficit	$851,862	$1,313,084

See Accompanying Notes to the Financial Statements

Table Of Contents	1

VALUESETTERS, INC.

Condensed Statements of Operations

 (Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	Jan. 31, 2016	Jan. 31, 2015	Jan. 31, 2016	Jan. 31, 2015
		Restated		Restated
Revenues	$42,631	$86,097	$3,259	$46,653

Costs and expenses:
Cost of services	115,484	37,504	-	27,070
Depreciation	285,795	127,020	95,265	95,265
Selling, general and administrative	207,513	518,632	45,438	226,021
Total costs and expenses	608,792	683,156	140,703	348,356

Loss from operations	(566,161)	(597,059)	(137,444)	(301,703)

Other income (expense):
Interest expense	(85,675)	(47,543)	(28,635)	(35,174)
Gain (loss) on change in derivative liabilities	-	456,294	-	(120,359)
Total other income (expense)	(85,675)	408,751	(28,635)	(155,533)
Net loss	$(651,836)	$(188,308)	$(166,079)	$(457,236)

Basic earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding:
Basic	505,391,304	500,000,000	508,000,000	500,000,000
Diluted	505,391,304	500,000,000	508,000,000	500,000,000

See Accompanying Notes to the Financial Statements

Table Of Contents	2

VALUESETTERS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	January 31,	January 31,
	2016	2015
		Restated
Operating activities
Net income (loss)	$(651,836)	$(188,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	164,744	349,252
Depreciation	285,795	127,020
Non-cash revenue	—	(15,000)
Change in fair market value of derivatives	—	(456,294)
Amortization of debt discount	—	3,300
Changes in non-cash working capital balances
Accounts receivable	5,002	(157)
Prepaid expenses	—	90,489
Other assets	1,639	(469)
Accounts payable	105,802	6,183
Accounts payable – related party	8,703	—
Accrued expenses	82,407	37,476
Deferred revenue	(14,400)	(19,450)
Derivative liability	—	10,000
Cash used in operating activities	(12,144)	(55,958)

Financing activities
Payments on bank loan	(1,980)	(1,984)
Payments on demand notes	—	(1,000)
Payments on related party notes	(1,048)	(2,202)
Proceeds from demand note payable	9,830	11,650
Proceeds from note payable – related party	—	21,200
Proceeds from note payable – secured related party	1,300	31,500
Cash provided by financing activities	8,102	59,164

Increase (decrease) in cash and cash equivalents during the period	(4,042)	3,206
Cash and cash equivalents, beginning of the period	5,237	1,623
Cash and cash equivalents, end of the period	$1,195	$4,829

Cash paid for:
Interest	$2,121	$2,304
Income taxes	$—	$—

See Accompanying Notes to the Financial Statements

Table Of Contents	3

Valuesetters Inc.

Notes To Condensed Financial Statements (Unaudited)

Note 1– Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three-month period ended January 31, 2016, are not necessarily indicative of the results that may be expected for the year ended April 30, 2016. For further information, refer to the audited financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended April 30, 2015.

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained recurring losses from its continuing operations and as of January 31, 2016, had negative working capital of $584,375 and a stockholders’ deficit of $1,599,944. In addition, the Company is unable to meet its obligations as they become due and sustain its operations. The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.

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

Management’s plans include:

1.	Seek to raise debt or equity for working capital purposes and to pay off existing debt balances. With sufficient additional cash available to the Company, it can begin to make marketing expenditures and hire people to generate more revenues, and consequently cut monthly operating losses.

2.	Continue to look for software niches and other digital products that can be sold via an Internet-based store. Various acquisition opportunities may help us generate the revenues we are seeking and be a quicker path to profitability than organic growth.

Table Of Contents	4

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

Note 3 – Income (Loss) Per Common Share

Income (loss) per common share data was computed as follows:

	Jan. 31, 2016	Jan. 31, 2015 Restated

Net loss	$(651,836)	$(188,308)

Weighted average common shares outstanding	508,000,000	500,000,000
Effect of dilutive securities	—	—
Weighted average dilutive common shares outstanding	508,000,000	500,000,000

Income (Loss) per common share – basic	$.00	$(.00)

Income (Loss) per common share – diluted	$.00	$(.00)

As of January 31, 2015, the weighted average diluted common shares outstanding exceeds the number of authorized common shares of the Company. This excess has no effect on diluted net income per common share for the nine months ended January 31, 2015. The Company had sufficient authorized shares at January 31, 2016.

Note 4 – Principal Financing Arrangements

The following table summarizes components of debt as of January 31, 2016 and April 30, 2015:

	Jan.. 31, 2016	April 30, 2015	Interest Rate

Secured lender	$1,156,863	$1,146,860	8.0%
Related party notes	15,000	16,048	8.0%
Long-term notes payables	533,066	533,066	2.0% - 3.0%
Log-term notes payable – related parties	20,000	20,000	2.0% - 3.0%
Other notes payable	48,980	39,150	0.0% - 10.0%
Due to bank	43,824	45,804	5.5%
Total Debt	$1,817,733	$1,800,928

As of January 31, 2016 and April 30, 2015, the Company owed its principal lender (“Lender”) $1,156,863 and $1,146,860, respectively, under a loan and security agreement (“Loan”) dated April 28, 2011, that was amended on July 26, 2014 to change the maturity date to June 30, 2017. The maximum amount of the Loan is $1,250,000. The Lender is also the largest shareholder of the Company, owning 227,173,207 shares of common stock, or 45% of the 508,000,000 shares issued and outstanding.

Table Of Contents	5

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

As of January 31, 2016 and April 30, 2015, the Company’s related-party unsecured notes payable totaled $15,000, which is payable to a board member. We also owe $20,000 to an entity that owns the majority of our largest shareholder. This note accrues interest at a rate of 8% per annum and is due in January 2018. It is classified as long-term debt.

The Company owes JP Morgan Chase Bank $43,824 and $45,804 and as of January 31, 2016 and April 30, 2015, respectively. The Company pays approximately $220 a month in principal payments on the outstanding balance, plus the monthly interest expense, which is calculated at a rate of 5.5% per annum.

Other notes payable totaled $48,980 and $39,150 at July 31, 2015 and April 30, 2015, respectively.

The Company owes $533,066 at January 31, 2016 and April 30, 2015 to two individual note holders. A $200,000 note is due in September 2017 and accrues interest at an annual rate of 2%. The holder can convert the note into shares of common stock at a price of $0.01 per share. A second note for $333,066 accrues interest at 3% per annum and is due in June 2017.

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

Note 6 – Income Taxes

At January 31, 2016, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1,180,000 that expire in the years 2016 through 2031. The Company has provided an allowance for the full value of the related deferred tax asset since it is more likely than not that none of such benefit will be realized. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

Due to the loss for the nine and three-month period ended January 31, 2016 and 2015, the Company has recorded no income tax expense in either of these nine and three-periods.

Table Of Contents	6

Note 7 – Related Party Transactions

The Company’s largest shareholder is also its principal lender. As of January 31, 2016 and April 30, 2015, the Company owed its largest shareholder, under a secured lending agreement, $1,156,863 and $1,146,860, respectively. The maximum amount of the loan is $1,250,000, and the loan matures on June 30, 2017. The largest shareholder of the Company owns 227,173,207 shares of common stock, or 45% of the 500,000,000 shares issued and outstanding.

The Company owes a director $31,680 as of January 31, 2016 and April 30, 2015.

The Company owes a second director $15,000 as of January 31, 2016 and April 30, 2015.

The Company owes a related party $20,000 as of January 31, 2016 and April 30, 2015 under a note payable with interest at 8% per annum, with a maturity date of November 18, 2017.

The Company owes its Chief Executive Officer and Chairman of the board of directors $0 and $1,048 as of January 31, 2016 and April 30, 2015, respectively.

Note 8 – Stockholders’ Deficit

The Company is authorized to issue 900,000,000 shares of its common stock, par value $0.001. 508,000,000 and 500,000,000 shares were outstanding as of January 31, 2016 and April 30, 2015, respectively.

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

Note 10 – Stock-Based Compensation Plans

The Company entered consulting agreements to issue common stock and options to purchase common stock, and recorded the applicable non-cash expense in accordance with the authoritative guidance of the Financial Accounting Standards Board. For the nine month periods ended January 31, 2016 and January 31, 2015, the Company recorded $164,744 and $349,252, respectively, in stock-based compensation expense. As of January 31, 2016, there was $197,255 of prepaid stock-based compensation expense, $152,992 of which is current and $4,263 of which is non-current.

Note 11- Restatement

The Company restated its financial statements for the nine months ended January 31, 2015, to correct certain accounting errors related to revenue recognition. The table below summarizes the impact of the restatement described above on financial information previously reported on the Company’s Forms 10-Q for the period ended January 31, 2015:

	Original	Adjustments	As Restated

Balance Sheet at January 31, 2015:

Investments	$475,000	$(460,000)	$15,000
Deferred revenue	309,375	(306,808)	2,567

Income Statement for Three Months Ended 1/31/15:

Revenues	182,845	(133,192)	49,653
Net loss	(321,044)	(133,192)	(454,236)
Earnings per share	0.00	0.00	0.00
Earnings per share – diluted	0.00	0.00	0.00

Income Statement for Nine Months Ended 1/31/15:

Revenues	239,289	(153,192)	86,097
Net loss	(35,116)	(153,192)	(188,308)
Earnings per share	0.00	0.00	0.00
Earnings per share – diluted	0.00	0.00	0.00

Cash Flow Statement for Nine Months Ended 1/31/16:

Net loss	(35,116)	(153,192)	(188,308)
Non-cash revenue	(183,333)	168,333	(15,000)
Deferred revenue	(4,309)	(15,141)	(19,450)

Table Of Contents	8

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

Table Of Contents	10

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

Results of Operations

For the Nine Months Ended January 31, 2016 Compared to the Nine Months Ended January 31, 2015

Our revenues for the nine-months ended January 31, 2016 decreased by $43,466, or 50%, to $42,631 as compared to $86,097 reported for the nine months ended January 31, 2015. The decrease in revenues is attributable to a decrease in revenues from our telecom application. We stopped selling our audio-only app and developed a video app, which did not generate revenues until the fourth quarter of fiscal 2016.

Table Of Contents	11

Selling, general and administrative expenses decreased by $311,119, to $207,513 for the nine-months ended January 31, 2016 from $518,632 reported in the nine-months ended January 31, 2015. The decrease is primarily attributable to a decrease in stock-based compensation expense from $349,252 in fiscal 2015 to 164,744 in fiscal 2016. We also had a decrease in our general administrative expenses.

Interest expense increased by $38,132 to $85,675 for the nine-months ended January 31, 2016, as compared to $47,543 for the nine-months ended January 31, 2015. Increased borrowings, as a result of the acquisition of our telecom application, resulted in the higher interest expense.

In the nine-months ended January 31, 2015 we recorded other income of $456,294 as a result of the decrease in the value of derivative liabilities. We had no such derivatives on our books during the nine-months ended January 31, 2016.

For the Three Months Ended January 31, 2016 Compared to the Three Months Ended January 31, 2015

Our revenues for the third quarter of fiscal 2016 decreased by $46,394, or 93%, to $3,259 as compared to $49,653 reported for the third quarter of fiscal 2015. The decrease in revenues is attributable to a decrease in revenues from our telecom application

Selling, general and administrative expenses decreased by $180,583, to $45,438 for the third quarter of fiscal 2016 from $226,021 reported in the prior year fiscal period. The decrease is primarily attributable to a decrease in stock-based compensation expense.

Interest expense decreased by $6,539 to $28,635 for the three-months ended January 31, 2016, as compared to $35,174 for the three-months ended January 31, 2015. One-time charges in the January 31, 2015 quarter generated the increase.

In the three-months ended January 31, 2015 we recorded other expense of $120,359 as a result of the increase in the value of derivative liabilities. We had no such derivatives on our books during the three-months ended January 31, 2016.

Liquidity and Capital Resources

At January 31, 2016, we had cash and cash equivalents of $1,195 and negative working capital of $584,375 as compared to cash and cash equivalents of $5,237 and negative working capital of $343,081 at April 30, 2015.

Net cash used in operating activities aggregated $12,144 and $55,958 in the nine-months ended January 31, 2016 and 2015, respectively. The principal use of cash from operating activities in the nine-months ended January 31, 2016 was the net loss of $651,836, which was offset by two non-cash items, depreciation of $285,795 and stock-based compensation of $164,744. The principal components of the use of cash from operating activities in the nine-months ended January 31, 2015 were the net loss of $188,308 plus non-cash compensation of $349,252 and depreciation of 127,020, which were offset by a change in the fair market value of derivative liabilities of $456,294.

There was no investing activity in the nine-months ended January 31, 2016 and 2015.

Net cash provided by financing activities aggregated $8,102 and $59,164 in the nine-months ended January 31, 2016 and 2015, respectively. The principal source of cash from financing activities in the nine-months ended January 31, 2016 was the proceeds from two demand notes of $9,830. The principal sources of cash from financing activities in the nine-months ended January 31, 2015, were proceeds from several demand notes aggregating approximately $64,000.

Table Of Contents	12

In the nine-months ended January 31, 2016 and 2015, there were no expenditures for capital assets. We do not anticipate any capital expenditures in fiscal 2017.

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

Table Of Contents	13

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosers

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31       Rule 13a-14(a) Certification

32       Rule 13a-14(b) Certification

101.INS	XBRL Instance
101.SCH	XBRL Schema

101.CAL XBRL Calculation

101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

Table Of Contents	14

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: February 14, 2017	VALUESETTERS, INC.

By: /s/ Manuel Teixeira
Manuel Teixeira
Chairman of the Board and Chief Executive Officer

Table Of Contents	15