Form 10-Q/A
period 2015-07-31
ValueSetters Inc.
filed 2017-02-15
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2015

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 00055036
VALUESETTERS INC.
(Exact name of registrant as specified in its charter)
Utah	870409951
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
159 Meadow Street
Naugatuck, CT 06770
(Address of principal executive offices)
(203) 5250450
(Registrant’s telephone number, including area code)

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company.

Large accelerated filer [ ] Accelerated filer [ ] Nonaccelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act). Yes ¨ No ý

As of February 14, 2017, the Company had 508,000,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

Explanatory Note

This Amendment to the Quarterly Report on Form 10-Q/A is being filed to furnish XBRL exhibits only. No other changes were made.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: February 15, 2017

VALUESETTERS, INC.

By: /s/ Manuel Teixeira

Manuel Teixeira

Chairman of the Board and Chief Executive Officer