Form 10-K
period 2016-04-30
ValueSetters Inc.
filed 2017-02-17
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OvR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on October 31, 2015, was $1,473,200.

As of February 15, 2017 the registrant has one class of common equity, and the number of shares outstanding of such common equity was 508,000,000.

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

Table Of Contents	2

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

On September 30, 2014, we purchased the assets and assumed selected liabilities of a Voice over Internet Protocol (“VoIP”) telephone company that sold business, consumer and mobile telephone services, including video calling services over the Internet. We have altered that product to video-calling only, over an Internet connection. We have experienced recent success with a video calling product that runs over the Internet and we have developed the functionality of the online booking of video calls, which our customer 1on1.fans uses to sell 20-minutes video calls from fans to professional athletes.

Table Of Contents	3

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

Table Of Contents	4

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. At April 30, 2016, we had not yet achieved profitable operations, and had accumulated losses of $2,953,021. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of our company or from our largest shareholder. There are no current arrangements in place for equity funding and our largest shareholder may not be able to provide us with enough working capital via short-term loans. If we cannot generate sufficient revenues from our services or seek additional funding we may have to delay the implementation of our business plan.

Table Of Contents	5

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

Table Of Contents	6

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

The Company’s management has evaluated the effectiveness of its internal control over financial reporting as of April 30, 2016 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of April 30, 2016 and continues to be ineffective as of today, and identified the following material weaknesses:

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

Table Of Contents	7

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

It is our strategy to purchase part or all of early-stage companies and cross pollinate the ideas, technology and expertise within these companies to enhance the operations, profits and market share of all the entities, at an affordable price. That strategy may result in us diverting management attention and advisory resources to do work for early-stage companies that pay for the work with equity, which becomes impaired in value or never becomes a liquid asset. In addition, some of the companies that we do work for and take an equity position in, do not create revenues for the Company. We only record revenues for our consulting work if the early-stage company is also generating revenues before our financial reports are issued to the public. For all of these early-stage companies, the future liquidity and value of our investments cannot be guaranteed, and no market may exist for us to generate gains from our investments in early-stage companies.

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

Table Of Contents	8

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

Game playing and video calling on the Internet is a developing industry and, therefore, we do not know if the market will continue to develop and our products and services will continue to be in demand.

The Internet continues to evolve rapidly and is characterized by an increasing number of market entrants. The demand and acceptance for new products and services are subject to a level of uncertainty and growing competition, and if our games do not receive market acceptance, our business, revenues, operating results and financial condition could be materially adversely affected.

Our game software, video calling software, the Internet and electronic commerce services are subject to security risks, which may inhibit the growth of the industry and the acceptance of our products and services.

Our game software, video calling software, the Internet and electronic commerce services are reliant on technologies and network systems to securely handle transactions and user information over the Internet, which may be vulnerable to system intrusions, unauthorized access or manipulation. As users become increasingly sophisticated and devise new ways to commit fraud, our security and network systems may be tested and subject to attack.

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

Table Of Contents	9

Our debt level could negatively impact our financial condition, results of operations and business prospects.

As of April 30, 2016, our total debt payable amounted to $1,828,803. Our level of debt could have significant consequences to our shareholders, including the following:

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

We owe related parties $1,234,480 in accounts and notes payable as of April 30, 2016. We owe our secured lender, Vaxstar LLC (the “Lender”), who is also our largest shareholder, $1,167,700 at April 30, 2016. Our Lender holds a term note bearing interest at an annual rate of 8%. We have not paid interest on the note and it accrues each month. We have a loan and security agreement (the “Loan”) with the Lender for a maximum amount of $1,250,000. The Lender has provided us with cash advances to pay our operating expenses, but there is no assurance the Lender will continue to provide cash advances.

To secure the payment of all obligations to the lender, the Company granted to the lender a continuing security interest and first lien on all of the assets of the Company.

Table Of Contents	10

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

Table Of Contents	11

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

Our success depends in part on our ability to grow and take advantage of efficiencies of scale. We believe our software will expand and allow tens of thousands of additional users to play chess games and make video telephone calls. However, we may need additional servers, bandwidth and other fixed expenses to support an increased customer base and we cannot be certain that our projections of our hardware and software needs are accurate if the user base rapidly increases. To accomplish our growth strategy, we may be required to raise and invest additional capital and resources and expand our marketing efforts in several geographic markets. We cannot be assured that we will be successful in raising the required capital.

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

Table Of Contents	12

Item 1B.	UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 2.	PROPERTIES

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

Fiscal Quarter ended	High Price	Low Price
1st Quarter – May – July 2014	$0.041	$0.0096
2nd Quarter – August – October 2014	$0.0159	$0.004
3rd Quarter – November 2013 – January 2014	$0.031	$0.0051
4th Quarter – February – April 2015	$0.011	$0.0025
1st Quarter – May – July 2015	$0.0043	$0.0015
2nd Quarter – August – October 2015	$0.0065	$0.0011
3rd Quarter – November 2015 – January 2016	$0.0047	$0.0008
4th Quarter – February – April 2016	$0.0028	$0.0007

Table Of Contents	13

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

Table Of Contents	14

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

Results of Operations

Fiscal Year 2016 Compared to Fiscal Year 2015

Our revenues for fiscal 2016 decreased by $48,754, or 52%, to $44,878 as compared to $93,632 reported for fiscal 2015. The decrease in revenues is attributable to our change in strategy to move our voice over Internet protocol telephone service from a collocation facility to Amazon Web Services. Although we experienced a short-term decline in revenues in the transition to a virtual server, we believe that in the long-term there will be significant cost savings to the company, in addition to having the ability to rapidly increase bandwidth usage without needing to purchase and install new equipment.

Selling, general and administrative expenses decreased by $400,803, or 61%, to $255,192 for fiscal 2016 from $655,995 reported in the prior fiscal year. The decrease is primarily attributable to the non-cash compensation charge for stock-option expense and stock-based compensation of approximately $537,000 in fiscal 2015, as compared to approximately $199,000 in fiscal 2016.

Depreciation increased in fiscal 2016 by $158,775 to $381,060 from $222,285 in fiscal 2015. The increase is attributable to 12 months of depreciation expense in fiscal 2010, in comparison to 7 months in fiscal 2015.

Interest expense increased by $36,870 to $113,636 for the year ended April 30, 2016, as compared to $76,766 for the prior fiscal year. Higher levels of interest-bearing debt generated the increased interest expense.

Table Of Contents	15

A change in the market value of derivatives accounted for other income of $456,294 in fiscal 2015, as compared to zero dollars in fiscal 2016. The company had no derivatives in fiscal 2016. Any income statement impact from changes in the valuations of derivates ceased on April 13, 2015 when all derivative liability balances were eliminated as a result of our increase in authorized shares to 900,000,000.

Liquidity and Capital Resources

At April 30, 2016, we had cash and cash equivalents of $843 and negative working capital of $609,063 as compared to cash and cash equivalents of $5,237 and negative working capital of $343,081 at April 30, 2015. The increase in our negative working capital is primarily the result of additional trade payables and borrowings in fiscal 2016.

Net cash used in operating activities aggregated approximately $21,729 and $80,769 in fiscal 2016 and 2015, respectively. The principal use of cash from operating activities in 2016 was the loss for the year of $835,874. The use of cash was offset in part by $381,060 in depreciation, $198,895 in stock-based compensation an increase in accounts payable of $211,757. The principal uses of cash from operating activities in 2015 was the loss for the year of $485,668 and a change in the fair market value of derivative liabilities of $456,294. The use of cash was offset in part by $222,285 in depreciation, $537,500 in compensation from stock-option grants, and a non-cash loss on investments of $12,500.

There was no investing activity in fiscal 2016 or in fiscal 2015.

Net cash provided by financing activities aggregated $17,335 and $84,343 in fiscal 2016 and 2015, respectively. The principal sources of cash from financing activities were net proceeds from the working capital line provided by our largest stockholder, and $10,300 in demand notes by other parties in fiscal 2016.

In fiscal 2016 and 2015, there were no expenditures for capital assets. We do not anticipate any capital expenditures in the next fiscal year.

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

Our only required debt payments are for a bank loan, which has a balance of $42,747 at April 30, 2016. We pay $220 a month of principal and approximately the same amount in interest every month, at an interest rate that is approximately 5.5% per annum. We owe a former director, who owns 8.7% of our common stock, $333,066 at April 30, 2016 in conjunction with a term note, at an interest rate of 3% per annum. We have not paid interest on the note and it accrues each month. We owe our Lender, who is also our largest shareholder, $1,167,700 at April 30, 2016. Our Lender holds a term note bearing interest at an annual rate of 8%. We also have balances due to directors, in both accounts payable and notes payable. Our total liabilities to related parties is $1,234,480 at April 30, 2016. We have not paid interest on any related party debt; the interest accrues each month. We believe our related party creditors will not demand payment of our current liabilities to them, in the near future, although each lender may have a change in circumstances and demand payment. Any demand for payment from a related party will have an adverse impact on our ability to achieve our longer-term business objectives, and will adversely affect our ability to continue operating as a going concern.

Table Of Contents	16

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

Table Of Contents	17

Revenue Recognition

Revenues from services are recognized in the period in which they are earned, in accordance with the terms and conditions noted on our websites. In instances where a subscriber prepays for a service, any prepayment is recognized as a current liability until it is earned.

Allowance for Doubtful Accounts

For subscribers to our games website, in fiscal 2016 and 2015, we do not maintain allowances for doubtful accounts for estimated losses that result from the inability or unwillingness of our customers to make required payments. We have not carried any accounts receivable in either fiscal year, as we have required our customers to make a non-refundable prepayment for our services.

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

Impairment of Long-Lived Assets

Financial Accounting Standards Board (“FASB”) authoritative guidance requires that certain assets be reviewed for impairment and, if impaired, remeasured at fair value whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment loss estimates are primarily based upon management’s analysis and review of the carrying value of long-lived assets at each balance sheet date, utilizing an undiscounted future cash flow calculation. During fiscal 2016 and 2015, we recognized an impairment loss of $15,000 and $12,500, respectively, as we concluded the carrying amount of a cash investment that we made in an early-stage company was not recoverable.

Income Taxes

We estimate the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined that such assets will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carry-forward will be used, the related valuation allowance on such assets is reversed. If actual future taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. At April 30, 2016 and 2015, we have recorded a full valuation on our deferred tax assets.

Table Of Contents	18

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

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of April 30, 2016. That evaluation revealed the three material weaknesses identified below (under (b) Management’s Assessment of Internal Control over Financial Reporting).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer (the “PEO”) concluded that, as of April 30, 2016, such controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the PEO, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of April 30, 2015, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of April 30, 2016, and identified the following material weaknesses:

Table Of Contents	19

●	There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”), taxation requirements and the financial reporting requirements of the SEC;

●	There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements; and

●	There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at February 10, 2016

Our executive officers and directors are as follows:

			Officer or
Name	Age	Position	Director Since

Manuel Teixeira	50	Chairman of the Board and Chief Executive Officer	August 2010

Thomas H Carmody	70	Director	August 2010

Avi Liss	37	Secretary and Director	August 2010

Sean S. Lee	42	Director	May 2014

Steven Geary	49	Director	June 2006

Table Of Contents	20

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

Sean S. Lee, Director

Sean S. Lee has served as a Director of the Company since May 2014. His father, Sean F. Lee, was the founder of Valuesetters in 2003 and was our Chief Executive Officer until 2010 and a member of our board of directors until April 2014. Mr. Sean S. Lee is a product owner in enterprise business intelligence at Albertsons Companies since October of 2014. Prior to that, he served as a product manager for Heartland School Solutions, a K-12 food nutrition software development firm, beginning in January 2011.

Mr. Lee brings technology experience to our board of directors, including expertise in cloud computing, systems architecture, and software development

Table Of Contents	21

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

Board Meetings and Committees; Management Matters

Our board of directors took no actions during the fiscal year ended April 30, 2016.  No formal meetings were held.  No fees are paid to directors for attendance at meetings or for agreeing to a unanimous consent or the board of directors.

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

Table Of Contents	22

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

Based solely on our review of the copies of such reports received by us, we believe that for the fiscal year ended April 30, 2016, that our directors and 10% shareholders did not comply with Section 16(a) filing requirements by failing to file initial statements of beneficial ownership of securities

Code of Ethics

We have adopted a code of business conduct and ethics for our directors, officers and employees, including our chief executive officer.  In addition, we have adopted a supplemental code of ethics for our financial executives and all employees in our accounting department.  The text of our codes are posted on our Internet website at www.valuesetters.com.

Table Of Contents	23

Item 11.  Executive Compensation.

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to Mr. Manuel Teixeira, our Chairman, Chief Executive Officer and Chief Financial Officer, and Mr. Avi Liss, our Secretary (collectively, the “Named Executives”).  We have no other executive officers.

Summary Executive Compensation Table

						Non-equity	Change in pension value and nonqualified
Name						incentive	deferred
and				Stock	Option	plan	compensation	All other
principal		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)(1)	($)

Manuel	2016	0	0	0	0	0	0	2,100	2,100
Teixeira,	2015	0	0	0	0	0	0	10,000	10,000
CEO	2014	0	0	0	0	0	0	3,000	3,000

Avi,	2016	0	0	0	0	0	0	0	0
Liss, Secretary	2015	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0

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

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards as of April 30, 2016.

Stock Option Grants

There were no stock option grants or exercises in fiscal 2016 for Named Executives.

Compensation of Directors

We currently do not compensate our directors for their services as directors.

Employment Agreements

We currently have no employment agreements in place. At a later date we may enter into employment agreements with our executive officers.

Table Of Contents	24

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of February 10, 2017, by:

●	Each person whom we know beneficially owns more than 5% of any class of equity security;
●	each of our directors individually;
●	each of our named executive officers individually; and
●	all of our current directors and executive officers as a group

Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock. Each person listed below disclaims beneficial ownership of their shares, except to the extent of their pecuniary interests therein. Shares of common stock that an individual or group has the right to acquire within 60 days of February 10, 2017, pursuant to the exercise of options or restricted stock are deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but are not deemed outstanding for the purpose of calculating the percentage owned by any other person listed.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Our largest shareholder, Vaxstar LLC, is also our working capital lender. As of April 30, 2016, we owe our largest shareholder $1,167,700, under a term note agreement that bears interest at an annual rate of 8%. We have not made any principal or interest payments to our working capital lender. Unpaid interest has been accrued and added to the note.

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

Table Of Contents	25

We owe Steven Geary, a director, $31,680 as of April 30, 2016. This obligation is not interest bearing. $16,680 is recorded as a related party trade accounts payable and $15,000 as a related party note payable. We have no signed agreements for the indebtedness to Mr. Geary.

We owe Sean S. Lee, a director, $15,000 as of April 30, 2016. This obligation is not interest bearing and is recorded as a related party trade accounts payable. We have no signed agreements for the indebtedness to Sean S. Lee.

We owe our Chief Executive Officer and Chairman of the board of directors, Manuel Teixeira, $100 as of April 30, 2016.

We owe a company controlled by our director, Thomas Carmody, $20,000 as of April 30, 2016 under a note payable with interest at 8% per annum, with a maturity date of November 18, 2017.

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

	Fiscal 2016	Fiscal 2015
Audit fees	$7,500	$5,151
Audit related fees
Tax fees
All other fees
Total	$7,500	$5,151

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

Table Of Contents	26

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

Table Of Contents	27

PART IV

ITEM 15.	FINANCIAL STATEMENTS AND EXHIBITS.

Exhibit
Number	Description

2.1	Asset Purchase Agreement, dated November 23, 2010, between Valuesetters, Inc. and NetGames.com, incorporated by reference to Exhibit 2.1 to our Form 10/A dated July 25, 2014.
3.1	Articles of Incorporation of Valuesetters, Inc. filed on April 25, 1984, incorporated by reference to Exhibit 3.1 to our Form 10 dated September 3, 2013.
3.2	Amendment to Articles of Incorporation of Valuesetters, Inc. filed on September 7, 1999, incorporated by reference to Exhibit 3.2 to our Form 10 dated September 3, 2013.
3.3	Amendment to Articles of Incorporation of Valuesetters, Inc. filed on December 4, 2003, incorporated by reference to Exhibit 3.3 to our Form 10 dated September 3, 2013.
3.4	By-Laws of Valuesetters, Inc, incorporated by reference to Exhibit 3.4 to our Form 10 dated September 3, 2013.
10.1	Amended Secured Lending Agreement between Valuesetters, Inc. and Vaxstar LLC incorporated by reference to Exhibit 10.1 to our Form 10/A dated July 25, 2014
10.2	3% Unsecured Term Note Due June 30, 2017, incorporated by reference to Exhibit 10.2 to our Form 10/A dated July 25, 2014
31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith

Table Of Contents	28

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 17, 2017	VALUESETTERS, INC.

By: /s/ Manuel Teixeira
Manuel Teixeira
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ Avi Liss	Secretary and Director	February 17, 2017
Avi Liss

/s/ Thomas Carmody	Director	February 17, 2017
Thomas Carmody

/s/ Steven Geary	Director	February 17, 2017
Steven Geary

/s/ Sean S. Lee	Director	February 17, 2017
Sean S. Lee

Table Of Contents	29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Valuesetters, Inc.

We have audited the accompanying balance sheet of Valuesetters, Inc. (the “Company”) as of April 30, 2016 and 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. Management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based upon our audit the financial statements referred to above present fairly, in all material respects, the financial position of Valuesetters, Inc. as of April 30, 2016 and 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is has earned limited revenue, has suffered net losses and has had negative cash flows from operating activities during the year ended April 30, 2016 These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP

KLJ & Associates, LLP

Edina, MN

February 17, 2017

Table Of Contents	F-1

Valuesetters, Inc.

Balance Sheets

	April 30, 2016	April 30, 2015

Assets
Current assets:
Cash and cash equivalents	$843	$5,237
Accounts receivable, net	—	5,002
Prepaid expenses	152,992	202,992
Other current assets	2,017	4,954
Total current assets	155,852	218,185
Non-current prepaid expenses	6,015	159,007
Equipment and software, net of accumulated depreciation	539,832	920,892
Investments	—	15,000
Total assets	$701,699	$1,313,084

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable
Trade	$290,389	$185,795
Related party	31,680	31,680
Accrued expenses	332,792	225,629
Deferred revenue	2,017	17,160
Notes payable – related parties	15,100	16,048
Loan payable - bank	42,747	45,804
Demand notes payable	50,190	39,150
Total current liabilities	764,915	561,266

Long-term notes payable	533,066	533,066
Long-term unsecured related party note payable	20,000	20,000
Long-term secured note payable to related party	1,167,700	1,146,860
	2,485,681	2,261,192
Stockholders’ deficit:
Common stock, $.001 par value; 900,000,000 shares authorized, 508,000,000 and 500,000,000 shares issued and outstanding in 2016 and 2015, respectively	508,000	500,000
Capital in excess of par value	661,039	669,039
Accumulated deficit	(2,953,021)	(2,117,147)
Total stockholders’ deficit	(1,783,982)	(948,108)
Total liabilities and stockholders’ deficit	$701,699	$1,313,084

See Accompanying Notes to the Financial Statements

Table Of Contents	F-2

VALUESETTERS, INC.

Statements of Operations

	Years Ended April 30,
	2016	2015

Revenues	$44,878	$93,632

Cost and expenses:
Costs of services	115,864	66,562
Selling, general and administrative`	255,192	655,995
Depreciation	381,060	222,285

Total costs and expenses	752,116	944,842

Loss from operations	(707,238)	(851,210)
Other income (expense)
Interest expense	(113,636)	(76,766)
Loss on investments	(15,000)	(12,500)
Other expense	—	(1,486)
Mark to market adjustment of derivative liabilities	—	456,294
Total other income (expense)	(128,636)	(81,958)
Net loss before taxes	(835,874)	(485,668)
Income tax	—	—
Net loss	$(835,874)	$(485,668)

Basic and diluted loss per share	$0.00	$0.00
Weighted average number of shares outstanding	506,032,787	500,000,000

See Accompanying Notes to the Financial Statements

Table Of Contents	F-3

VALUESETTERS, INC.

Statements of Stockholders' Deficit

For the years ended April 30, 2016 and 2015

			Capital in
			Excess of	Accumulated	Total
	Shares	Amount	Par Value	Deficit	Deficit
Balance, April 30, 2014	500,000,000	$500,000	$420,968	$(1,631,479)	$(710,511)
Net loss, April 30, 2015	—	—	—	(485,668)	(485,668)
Reversal of derivative liability			244,771		244,771
Beneficial conversion feature of note payable			3,300		6,300
Balance, April 30, 2015	500,000,000	500,000	669,039	(2,117,147)	(948,108)
Net loss, April 30, 2016				(835,874)	(835,874)
Stock issued for services	8,000,000	8,000	(8,000)		-
Balance, April 30, 2016	508,000,000	$508,000	$661,039	$(2,953,021)	$(1,783,982)

See Accompanying Notes to the Financial Statements

Table Of Contents	F-4

VALUESETTERS, INC.

Statements of Cash Flows

	Year	Year
	Ended	Ended
	April 30,	April 30,
	2016	2015

Operating activities
Net loss	$(835,874)	$(485,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	198,895	537,500
Depreciation	381,060	222,285
Non-cash revenue	—	(15,000)
Amortization of debt discount	—	3,300
Provision for bad debts	—	6,559
Loss on investments	15,000	12,500
Change in fair market value of derivatives	—	(456,294)
Other expense	—	1,486
Changes in non-cash working capital balances
Accounts receivable	5,002	6,567
Investments	—	(12,500)
Prepaid expenses	4,097	—
Other assets	2,937	2,491
Accounts payable	211,757	3,271
Accounts payable – related party	—	9,420
Accrued expenses	10,540	88,171
Deferred revenue	(15,143)	(4,857)
Cash used in operating activities	(21,729)	(80,769)

Financing activities
Payments on bank loan	(3,057)	(2,665)
Payments on demand notes	—	(1,500)
Payments on related party notes	(1,048)	(2,202)
Proceeds from demand note payable	11,040	24,650
Proceeds from note payable – related party	100	21,200
Proceeds from note payable – secured related party	10,300	44,900
Cash provided by financing activities	17,335	84,383

Increase (decrease) in cash and cash equivalents during the period	(4,394)	3,614
Cash and cash equivalents, beginning of the period	5,237	1,623
Cash and cash equivalents, end of the period	$843	$5,237

Cash paid for:
Interest	$2,809	$3,017
Income taxes	$—	$—
Non cash financing information:
Debt discount due to beneficial conversion feature	$—	$3,300
Investments acquired for deferred revenue	$—	$10,000
Reversal of derivative liability	$—	$244,771

See Accompanying Notes to the Financial Statements

Table Of Contents	F-5

VALUESETTERS, INC

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

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

F-6

VALUESETTERS, INC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

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

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares outstanding. To the extent that stock options and warrants are anti-dilutive, they are excluded from the calculation of diluted loss per share. For 2016 and 2015, the Company had no potentially dilutive securities.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents during fiscal 2016 and 2015.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimate relates to the accruals for income tax valuation allowance. On a continual basis, management reviews its estimates, utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

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

Debt

At April 30, 2016 and 2015, the Company’s secured debt was carried at its face value plus accrued interest. In July 2014, the Company renegotiated its secured related party debt and a note payable to a former director, and these notes are now term loans which mature on June 30, 2017. Based on the financial condition of the Company, it is impracticable for the Company to estimate the fair value of its short and long-term debt.

The Company has no instruments with significant off balance sheet risk.

Table Of Contents	F-7

VALUESETTERS, INC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

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

Table Of Contents	F-8

VALUESETTERS, INC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

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

Table Of Contents	F-9

VALUESETTERS, INC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

2. Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained recurring losses from its continuing operations and as of April 30, 2016, had negative working capital of $609,063 and a stockholders’ deficit of $1,783,982. In addition, the Company is unable to meet its obligations as they become due and sustain its operations. The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.

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

Table Of Contents	F-10

VALUESETTERS, INC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

3. Debt

The following table summarizes components debt as of April 30, 2016 and 2015:

	2016	2015	Interest Rate

Secured lender (affiliate)	$1,167,700	$1,146,860	8.00%
Term note	333,066	333,066	3.0%
Term note	200,000	200,000	2.0%
Notes payable – related parties	35,100	36,048	0.0%
Demand note payable	50,190	39,150	0.0 – 10.0%
Loan payable - bank	42,747	45,804	5.5%
Total Debt	$1,828,803	$1,800,928

As of April 30, 2016 and 2015, the Company owed its principal lender (“Lender”) $1,167,700 and $1,146,860, respectively, under a loan and security agreement (“Loan”) dated April 28, 2011, that was amended on July 26, 2014, to change the maturity date to June 30, 2017. The maximum amount of the Loan is $1,250,000, and interest on the Loan has been accrued and added to the principal balance of the Loan. The Lender is also the largest shareholder of the Company, owning 227,173,207 shares of common stock, or 44.7% of the 508,000,000 shares issued and outstanding, as of April 30, 2016.

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

As of April 30, 2016 and 2015, the Company’s related-party unsecured notes payable totaled $35,100 and $36,048, respectively. The Company also owes $333,066 to a former board member, who owns 8.7% of our outstanding shares, for a note payable dated April 30, 2011. In July 2014, this note was renegotiated to a 3% term loan due on June 30, 2017. The same person has personally guaranteed a bank line of credit under which the Company owes $42,747 and $45,804 as of April 30, 2016 and 2015, respectively. The Company pays $220 a month in principal payments on the outstanding balance, plus the monthly interest expense, which is calculated at a rate of 5.5% per annum.

Demand notes payable totaled $50,190 and $39,150 at April 30, 2016 and 2015, respectively.

Table Of Contents	F-11

VALUESETTERS, INC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

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

Table Of Contents	F-12

VALUESETTERS, INC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

5. Income Taxes

At April 30, 2016, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $1,124,000 expiring in the years of 2017 through 2032. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar State provisions.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of April 30, 2016 and 2015 were as follows:

	2016	2015

Deferred tax assets, net:
Net operating loss carryforwards	$1,700,000	$1,124,000
Valuation allowance	1,700,000	1,124,000

Net deferred assets	$—	$—

The valuation allowance increased to $1,700,000 at April 30, 2016 from $1,124,000 at April 30, 2015.

The following is a reconciliation of the tax provisions for the years ended April 30, 2016 and 2015 with the statutory Federal income tax rates:

	Percentage of Pre-Tax Income
	2016	2015

Statutory Federal income tax rate	(34.0)%	(34.0)%
Loss generating no tax benefit	34.0	34.0

Effective tax rate	—	—

The Company did not have any material unrecognized tax benefits as of April 30, 2016 and 2015. The Company does not expect the unrecognized tax benefits to significantly increase or decrease within the next twelve months.  The Company recorded no interest and penalties relating to unrecognized tax benefits as of and during the years ended April 30, 2016 and 2015. The Company is subject to U.S. federal income tax, as well as taxes by various state jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending April 30, 2013 through 2016.

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

Table Of Contents	F-13

VALUESETTERS, INC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

7. Stockholders’ Deficit

The Company is authorized to issue 900,000,000 shares of its common stock, par value $0.001. 508,000,000 and 500,000,000 shares were outstanding as of April 30, 2016 and 2015, respectively. 8,000,000 shares were issued in fiscal 2016 for consulting services and no shares were issued during fiscal 2015. The following tables summarize information about options outstanding at April 30, 2016 and 2015.

	Options Outstanding			Options Exercisable
Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Outstanding	Price

As of April 30, 2016
$0.03	18,000,000	3.02	$0.03	13,417,883	$0.03

As of April 30, 2015
$0.03	18,000,000	4.02	$0.03	8,909,672	$0.03

	Number of Shares	Exercise Price Per Share		Average Exercise Price
Outstanding April 30, 2014	-		-	-

Granted during year ended April 30, 2015	18,000,000		$0.03	$0.03

Exercised/canceled during year ended April 30, 2015	-		-	-

Outstanding April 30, 2015	18,000,000		$0.03	$0.03

Granted during year ended April 30, 2016	-		-	-

Exercised/canceled during year ended April 30, 2016	-		-	-

Outstanding April 30, 2016	18,000,000	$	$ 0.03	$0.03

Options exercisable, April 30, 2016	13,417,883		$0.03	$0.03

On May 7, 2014, the Company granted 5-year stock options that fully vest over a three year period to three consultants. Each consultant was granted an option to purchase up to 6 million shares of the Company’s common stock at a price of $0.03 per share. The Company entered consulting agreements to issue common stock and options to purchase common stock, and recorded the applicable non-cash expense in accordance with the authoritative guidance of the Financial Accounting Standards Board. For the years ended April 30, 2016 and 2015, the Company recorded $198,895 and $537,500, respectively, in stock-based compensation expense. As of April 30, 2016, there was $159,007 of prepaid stock-based compensation expense, $152,992 of which is current and $6,015 of which is non-current.

Table Of Contents	F-14

VALUESETTERS, INC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

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

8. Loss Per Common Share

Loss per common share data was computed as follows:

	2016	2015

Net loss	$(835,874)	$(485,668)

Weighted average common shares outstanding	508,000,000	500,000,000
Effect of dilutive securities	—	—
Weighted average dilutive common shares outstanding	508,000,000	500,000,000

Loss per common share – basic	$(.00)	$(.00)

Loss per common share – diluted	$(.00)	$(.00)

Table Of Contents	F-15

VALUESETTERS, INC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED APRIL 30, 2016 AND 2015

9. Related Party Transactions

The Company’s largest shareholder is also its principal lender. As of April 30, 2016 and 2015, the Company owed its largest shareholder, under a secured lending agreement, $1,167,700 and $1,146,860, respectively. The maximum amount of the loan is $1,250,000, and the loan matures on June 30, 2017. Interest payments are accrued monthly and added to the principal balance of the note. The largest shareholder of the Company owns 227,173,207 shares of common stock, or 44.7% of the 508,000,000 shares issued and outstanding at April 30, 2016.

The Company owes a related party $20,000 as of April 30, 2016 and 2015 under a note payable with interest at 8% per annum, with a maturity date of November 18, 2017.

The Company has accounts payable to two directors for a total of $31,680 as of April 30, 2016 and 2015.

The Company has a note payable to a director for $15,000 as of April 30, 2016 and 2015.

The Company owes its Chief Executive Officer and Chairman of the board of directors $100 and $1,048 as of April 30, 2016 and 2015, respectively.

10. Purchase of a Business

On September 30, 2014, the Company purchased assets and assumed certain liabilities of a voice over Internet protocol (“VoIP”) business (the “Business”) that sells under the name of VoX Communications and VoX Mobile. The seller required 40,000,000 shares of the Company’s common stock, which was provided to the seller by our largest shareholder and secured lender, Vaxstar LLC (“Vaxstar”). In a simultaneous transaction, Vaxstar sold the Business to the Company for a $1,000,000 increase in our secured note that is due on June 30, 2017. In conjunction with this purchase, we recorded assets of $1,170,041, consisting of equipment and software of $1,143,177, accounts receivable of $19,415 and other assets of $7,449. We also recorded $1,170,041 in liabilities, consisting of the $1,000,000 loan, $151,241 in accounts payable and accrued expenses and $18,800 in deferred revenue. All the equipment on our balance sheet is from this purchase. We depreciate the equipment over a three-year life.

11. Investments

During fiscal 2016 the Company acquired an equity interest in Dark LLC, Sportsclub LLC, Reper LLC and Cupcrew LLC in exchange for consulting services. During fiscal 2015, the Company acquired a 5% interest in three early-stage companies, Madhat Media, Inc., Zelgor Inc. and NetCapital Systems LLC, as payment for consulting and advisory services provided to the companies. The Company only recognizes consulting revenues and the cost of the investment in instances where the services were provided to entities that generated revenues known to the Company. The Company also purchased 5% of Splyst LLC for a cash payment of $12,500 and recorded a valuation loss on investments at April 30, 2016 and 2015 of $15,000 and $12,500, respectively.

12 Subsequent Events

 The Company made additional investments in early-stage companies in exchange for consulting and advisory services. Agreements for non-exclusive advisory services and management consulting services were rendered that provide the Company with equity in Zelgor Inc., MadHat Media Inc, Chronability, Dark LLC, Storeboard Inc, Splyst LLC and Rivetz Corp. The Company also is providing additional services for NetCapital Systems LLC, which generates revenues, under a new agreement in August 2016.

Table Of Contents	F-16