Form 10-Q
period 2016-07-31
ValueSetters Inc.
filed 2017-02-17
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2016

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VALUESETTERS, INC.

Condensed Balance Sheets

(Unaudited)

	July 31, 2016	April 30, 2016

Assets
Current assets:
Cash and cash equivalents	$68	$843
Prepaid expenses	120,759	152,992
Other current assets	—	2,017
Total current assets	120,827	155,852
Non-current prepaid expenses	—	6,015
Equipment and software, net of accumulated depreciation	444,567	539,832
Total assets	$565,394	$701,699

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable
Trade	$289,082	$290,389
Related party	31,680	31,680
Accrued expenses	358,474	332,792
Deferred revenue	2,017	2,017
Notes payable – related parties	15,100	15,100
Secured note payable to related party	1,170,613	—
Current portion of long-term debt	333,066	—
Loan payable – bank	42,087	42,747
Demand note payable	50,190	50,190
Total current liabilities	2,292,309	764,915

Long-term notes payable	200,000	533,066
Long-term related party note payable	20,000	20,000
Long-term secured note payable to related party	—	1,167,700
	2,512,309	2,485,681
Stockholders’ deficit:
Common stock, $.001 par value; 900,000,000 shares authorized, 508,000,000 shares issued and outstanding	508,000	508,000
Capital in excess of par value	661,039	661,039
Accumulated deficit	(3,115,954)	(2,953,021)
Total stockholders’ deficit	(1,946,915)	(1,768,982)
Total liabilities and stockholders’ deficit	$565,394	$701,699

See Accompanying Notes to the Financial Statements

Table Of Contents	1

VALUESETTERS, INC.

Condensed Statements of Operations

 (Undaudited)

	Three Months Ended July 31,
	2016	2015

Revenues	$3,741	$23,609

Cost and expenses:
Costs of services	—	5,876
Selling, general and administrative`	42,435	104,347
Depreciation	95,265	95,265

Total costs and expenses	137,700	205,488

Loss from operations	(133,959)	(181,879)
Other income (expense)
Interest expense	(28,974)	(28,464)
Total other income (expense)	(28,974)	(28,464)
Net loss before taxes	(162,933)	(210,343)
Income tax	—	—
Net loss	$(162,933)	$(210,343)

Basic and diluted loss per share	$0.00	$0.00
Weighted average number of shares outstanding	508,000,000	506,000,000

See Accompanying Notes to the Financial Statements

Table Of Contents	2

VALUESETTERS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	July 31,	July 31,
	2016	2015

Operating activities
Net loss	$(162,933)	$(210,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	38,248	88,248
Depreciation	95,265	95,265
Changes in non-cash working capital balances
Accounts receivable		5,002
Other assets	2,017	(2)
Accounts payable	(1,307)	(862)
Accounts payable – related party	—	4,842
Accrued expenses	28,595	(22,430)
Deferred revenue	—	(14,400)
Cash used in operating activities	(115)	(9,820)

Financing activities
Payments on bank loan	(660)	(660)
Payments on related party notes	—	(1,048)
Proceeds from demand note payable	—	7,500
Cash provided (used in) by financing activities	(660)	5,792

Increase (decrease) in cash and cash equivalents during the period	(775)	(4,028)
Cash and cash equivalents, beginning of the period	843	5,237
Cash and cash equivalents, end of the period	$68	$1,209

Cash paid for:
Interest	$677	$715
Income taxes	$—	$—

See Accompanying Notes to the Financial Statements

Table Of Contents	3

Valuesetters Inc.

Notes To Condensed Financial Statements (Unaudited)

Note 1– Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2016, are not necessarily indicative of the results that may be expected for the year ended April 30, 2017. For further information, refer to the audited financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended April 30, 2016.

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained recurring losses from its continuing operations and as of July 31, 2016, had negative working capital of $2,171,482 and a stockholders’ deficit of $1,946,915. In addition, the Company is unable to meet its obligations as they become due and sustain its operations. The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.

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

Note 3 – Income (Loss) Per Common Share

Income (Loss) per common share data was computed as follows:

	July 31, 2016	July 31, 2015

Net income (loss)	$(162,933)	$(210,343)

Weighted average common shares outstanding	508,000,000	506,000,000
Effect of dilutive securities	—	—
Weighted average dilutive common shares outstanding	508,000,000	506,000,000

Income (Loss) per common share – basic	$.00	$(.00)

Income (Loss) per common share – diluted	$.00	$(.00)

Note 4 – Principal Financing Arrangements

The following table summarizes components of debt as of July 31, 2016 and April 30, 2016:

	July 31, 2016	April 30, 2016	Interest Rate

Secured lender	$1,170,613	$1,167,700	8.0%
Related party notes	15,100	15,100	8.0%
Long-term notes payables	200,000	533,066	2.0% - 3.0%
Log-term notes payable – related parties	20,000	20,000	2.0% - 3.0%
Other notes payable	50,190	50,190	0.0% - 10.0%
Current portion of long-term debt	333,066	—	3.0%
Due to bank	42,087	42,747	5.5%
Total Debt	$1,831,056	$1,828,803

As of July 31, 2016 and April 30, 2016, the Company owed its principal lender (“Lender”) $1,170,613 and $1,167,700, respectively, under a loan and security agreement (“Loan”) dated April 28, 2011, that was amended on July 26, 2014 to change the maturity date to June 30, 2017. The maximum amount of the Loan is $1,250,000. The Lender is also the largest shareholder of the Company, owning 227,173,207 shares of common stock, or 45% of the 508,000,000 shares issued and outstanding.

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

As of July 31, 2016 and April 30, 2016, the Company’s related-party unsecured notes payable totaled $15,100, which is payable to two board members. We also owe $20,000 to an entity that owns the majority of our largest shareholder. This note accrues interest at a rate of 8% per annum and is due in January 2018. It is classified as long-term debt.

The Company owes JP Morgan Chase Bank $42,087 and $42,747 and as of July 31, 2016 and April 30, 2016, respectively. The Company pays approximately $220 a month in principal payments on the outstanding balance, plus the monthly interest expense, which is calculated at a rate of 5.5% per annum.

Other notes payable totaled $50,190 at July 31, 2016 and April 30, 2016.

The Company owes $533,066 at July 31, 2016 and April 30, 2016 to two individual note holders. A $200,000 note is due in September 2017 and accrues interest at an annual rate of 2%. The holder can convert the note into shares of common stock at a price of $0.01 per share. A second note for $333,066 accrues interest at 3% per annum and is due in June 2017.

Note 5 – Investments

The Company acquires equity interests in early-stage companies in exchange for management advisory services. Such services and investments in early-stage companies are only recorded if the investment was made in a company that generates revenues before our financial reports are issued to the public. After an investment is recorded it is evaluated for impairment and an impairment loss is recognized, if appropriate.

Note 6 – Income Taxes

At July 31, 2016, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1,700,000 that expire in the years 2017 through 2032. The Company has provided an allowance for the full value of the related deferred tax asset since it is more likely than not that none of such benefit will be realized. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

Due to the loss for the three-month periods ended July 31, 2016 and 2015, the Company has recorded no income tax expense in either of these three-month periods.

Table Of Contents	6

Note 7 – Related Party Transactions

The Company’s largest shareholder is also its principal lender. As of July 31, 2016 and April 30, 2016, the Company owed its largest shareholder, under a secured lending agreement, $1,170,613 and $1,167,700, respectively. The maximum amount of the loan is $1,250,000, and the loan matures on June 30, 2017. The largest shareholder of the Company owns 227,173,207 shares of common stock, or 45% of the 500,000,000 shares issued and outstanding.

The Company owes a director $31,680 as of July 31, 2016 and April 30, 2016.

The Company owes a second director $15,000 as of July 31, 2016 and April 30, 2016.

The Company owes a related party $20,000 as of July 31, 2016 and April 30, 2016 under a note payable with interest at 8% per annum, with a maturity date of November 18, 2017.

The Company owes its Chief Executive Officer and Chairman of the board of directors $100 and $100 as of July 31, 2016 and April 30, 2016, respectively.

Note 8 – Stockholders’ Deficit

The Company is authorized to issue 900,000,000 shares of its common stock, par value $0.001. 508,000,000 shares were outstanding as of July 31, 2016 and April 30, 2016, respectively.

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

In the second quarter of fiscal 2016, the Company issued 2,000,000 shares of restricted stock pursuant to a consulting agreement.

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

Table Of Contents	7

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

Note 10 – Stock-Based Compensation Plans

The Company entered consulting agreements to issue common stock and options to purchase common stock, and recorded the applicable non-cash expense in accordance with the authoritative guidance of the Financial Accounting Standards Board. For the three-month periods ended July 31, 2016 and July 31, 2015, the Company recorded $38,248 and $88,248, respectively, in stock-based compensation expense. As of July 31, 2016, there was $120,759 of prepaid stock-based compensation expense.

Note 11 – Subsequent Events

The Company made additional investments in early-stage companies in exchange for consulting and advisory services. Agreements for non-exclusive advisory services and management consulting services were rendered that provide the Company with equity in Zelgor Inc., MadHat Media Inc, Chronability, Inc., Dark LLC, Storeboard Inc, Splyst LLC and Rivetz Corp. The Company also is providing additional services for NetCapital Systems LLC, which generates revenues, under a new agreement in August 2016.

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

Table Of Contents	9

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

Results of Operations

For the Three Months Ended July 31, 2016 Compared to the Three Months Ended July 31, 2015

Our revenues for the first quarter of fiscal 2017 decreased by $19,868, or 84%, to $3,741 as compared to $23,609 reported for the first quarter of fiscal 2016. The decrease in revenues is attributable to a decrease in revenues in our telecom business. We have changed this business to a video-calling business that runs on Amazon Web Services, and we are rebuilding our revenue base.

Selling, general and administrative expenses decreased by $61,912, to $42,435 for the first quarter of fiscal 2017 from $104,347 reported in the prior year fiscal period. The decrease is primarily attributable to a decrease in stock-based compensation expense from $88,248 in the first quarter of fiscal 2016 to $38,248 the first quarter of fiscal 2017.

Interest expense increased by $510 to $28,974 for the quarter ended July 31, 2016, as compared to $28,464 for the prior fiscal quarter. A small increase in borrowings resulted in the increase in interest expense.

Table Of Contents	10

Liquidity and Capital Resources

At July 31, 2016, we had cash and cash equivalents of $68 and negative working capital of $2,171,482 as compared to cash and cash equivalents of $843 and negative working capital of $609,063 at April 30, 2016.

Net cash used in operating activities aggregated $115 and $9,820 in the first quarters of fiscal 2017 and 2016, respectively. The principal components of the use of cash from operating activities in the first quarter of fiscal 2017 were the net loss of $162,933, which was offset by two non-cash items, depreciation of $95,265 and stock-based compensation of $38,248. The principal use of cash from operating activities in the first quarter of fiscal 2016 was the net loss of $210,343, which was offset by two non-cash items, depreciation of $95,265 and stock-based compensation of $88,248.

There was no investing activity in the first quarter of fiscal 2017 or in fiscal 2016.

In the first quarter of fiscal 2017, net cash used in financing activities consisted of $660 in principal payments for a bank loan. Net cash provided by financing activities aggregated $5,792 in the first quarter of fiscal 2016. The principal source of cash from financing activities in the fiscal 2016 quarter was the proceeds from a demand note of $7,500.

In the first quarters of fiscal 2017 and 2016, there were no expenditures for capital assets. We do not anticipate any capital expenditures in fiscal 2017.

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

Item 4. Controls and Procedures.

(a) Disclosure Controls and Procedures.

Table Of Contents	11

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