Form 10-Q
period 2016-10-31
ValueSetters Inc.
filed 2017-02-17
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2016

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

As of February 17, 2017, the Company had 508,000,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Valuesetters Inc.

Condensed Balance Sheets

(Unaudited)

	October 31, 2016	April 30, 2016

Assets
Current assets:
Cash and cash equivalents	$1,152	$843
Prepaid expenses	82,511	152,992
Other current assets	—	2,017
Total current assets	83,663	155,852
Non-current prepaid expenses	—	6,015
Equipment and software, net of accumulated depreciation	349,302	539,832
Total assets	$432,965	$701,699

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable
Trade	$287,850	$290,389
Related party	31,680	31,680
Accrued expenses	385,236	332,792
Deferred revenue	2,017	2,017
Notes payable – related parties	15,100	15,100
Secured note payable to related party	1,174,611	—
Current portion of long-term debt	533,066	—
Loan payable – bank	41,427	42,747
Demand notes payable	50,190	59,190
Total current liabilities	2,521,177	764,915

Long-term notes payable	—	533,066
Long-term related party note payable	20,000	20,000
Long-term secured note payable to related party	—	1,167,700
	2,541,177	2,485,681
Stockholders’ deficit:
Common stock, $.001 par value; 900,000,000 shares authorized, 508,000,000 shares issued and outstanding	508,000	508,000
Capital in excess of par value	661,039	661,039
Accumulated deficit	(3,277,251)	(2,953,021)
Total stockholders’ deficit	(2,108,212)	(1,768,982)
Total liabilities and stockholders’ deficit	$432,965	$701,699

See Accompanying Notes to the Financial Statements

Table Of Contents	1

VALUESETTERS, INC.

Condensed Statements of Operations

 (Unaudited)

	For the Six Months Ended		For the Three Months Ended
	Oct. 31, 2016	Oct. 31, 2015	Oct 31, 2016	Oct 31, 2015

Revenues	$9,673	$39,372	$5,932	$15,763

Costs and expenses:
Cost of services	—	115,484	—	109,608
Depreciation	190,530	190,530	95,265	95,265
Selling, general and administrative	82,180	162,075	42,745	57,728
Total costs and expenses	275,710	468,089	138,010	262,601

Loss from operations	(266,037)	(428,717)	(132,078)	(93,845)

Other income (expense):
Interest expense	(58,193)	(57,040)	(29,219)	(28,576)
Total other income (expense)	(58,193)	(57,040)	(29,219)	(28,576)
Net loss	$(324,230)	$(485,757)	$(161,297)	$(275,414)

Basic earnings (loss) per share	$(0.00)	$(0.00)	$0.00	$0.00
Diluted earnings (loss) per share	$(0.00)	$(0.00)	$0.00	$0.00

Weighted average number of common shares outstanding:
Basic	508,000,000	504,086,957	508,000,000	506,086,022
Diluted	508,000,000	504,086,957	508,000,000	506,086,022

See Accompanying Notes to the Financial Statements

Table Of Contents	2

VALUESETTERS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	October 31,	October 31,
	2016	2015

Operating activities
Net loss	$(324,230)	$(485,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	76,496	126,496
Depreciation	190,530	190,530
Changes in non-cash working capital balances
Other assets	2,017	511
Accounts payable	(2,539)	107,381
Accounts payable – related party	—	6,057
Accrued expenses	58,355	53,316
Deferred revenue	—	(14,400)
Cash provided by (used in) operating activities	629	(10,864)

Financing activities
Payments on bank loan	(1,320)	(1,320)
Payments on related party notes	—	(1,048)
Proceeds from demand note payable	—	8,500
Proceeds from note payable – secured related party	1,000	—
Cash (used in) provided by financing activities	(320)	6,132

Increase (decrease) in cash and cash equivalents during the period	309	(4,732)
Cash and cash equivalents, beginning of the period	843	5,237
Cash and cash equivalents, end of the period	$1,152	$505

Cash paid for:
Interest	$1,423	$1,431
Income taxes	$—	$—

See Accompanying Notes to the Financial Statements

Table Of Contents	3

Valuesetters Inc.

Notes To Condensed Financial Statements (Unaudited)

Note 1– Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three-month period ended October 31, 2016, are not necessarily indicative of the results that may be expected for the year ended April 30, 2017. For further information, refer to the audited financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended April 30, 2016.

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained recurring losses from its continuing operations and as of October 31, 2016, had negative working capital of $2,437,514 and a stockholders’ deficit of $2,108,212. In addition, the Company is unable to meet its obligations as they become due and sustain its operations. The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.

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

Note 3 – Income (Loss) Per Common Share

Income (Loss) per common share data was computed as follows:

	Oct. 31, 2016	Oct. 31, 2015

Net income (loss)	$(324,230)	$(485,757)

Weighted average common shares outstanding	508,000,000	504,086,957
Effect of dilutive securities	—	—
Weighted average dilutive common shares outstanding	508,000,000	504,086,957

Income (Loss) per common share – basic	$.00	$(.00)

Income (Loss) per common share – diluted	$.00	$(.00)

Note 4 – Principal Financing Arrangements

The following table summarizes components of debt as of October 31, 2016 and April 30, 2016:

	Oct. 31, 2016	April 30, 2016	Interest Rate

Secured lender	$1,174,611	$1,167,700	8.0%
Related party notes	15,100	15,100	8.0%
Long-term notes payables	—	533,066	2.0% - 3.0%
Log-term notes payable – related parties	20,000	20,000	2.0% - 3.0%
Other notes payable	50,190	50,190	0.0% - 10.0%
Current portion of long-term debt	533,066	—	3.0%
Due to bank	41,427	42,747	5.5%
Total Debt	$1,834,394	$1,828,803

As of October 31, 2016 and April 30, 2016, the Company owed its principal lender (“Lender”) $1,174,611 and $1,167,700, respectively, under a loan and security agreement (“Loan”) dated April 28, 2011, that was amended on July 26, 2014 to change the maturity date to June 30, 2017. The maximum amount of the Loan is $1,250,000. The Lender is also the largest shareholder of the Company, owning 227,173,207 shares of common stock, or 45% of the 508,000,000 shares issued and outstanding.

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

As of October 31, 2016 and April 30, 2016, the Company’s related-party unsecured notes payable totaled $15,100, which is payable to two board members. We also owe $20,000 to an entity that owns the majority of our largest shareholder. This note accrues interest at a rate of 8% per annum and is due in January 2018. It is classified as long-term debt.

The Company owes JP Morgan Chase Bank $41,427 and $42,747 and as of October 31, 2016 and April 30, 2016, respectively. The Company pays approximately $220 a month in principal payments on the outstanding balance, plus the monthly interest expense, which is calculated at a rate of 5.5% per annum.

Other notes payable totaled $50,190 and $50,190 at October 31, 2016 and April 30, 2016, respectively.

The Company owes $533,066 at October 31, 2016 and April 30, 2016 to two individual note holders. A $200,000 note is due in September 2017 and accrues interest at an annual rate of 2%. The holder can convert the note into shares of common stock at a price of $0.01 per share. A second note for $333,066 accrues interest at 3% per annum and is due in June 2017.

Note 5 – Investments

The Company acquires equity interests in early-stage companies in exchange for management advisory services. Such services and investments in early-stage companies are only recorded if the investment was made in a company that generates revenues the investment is recorded at the value of the services provided by the Company. After an investment is recorded it is evaluated for impairment and an impairment loss is recognized, if appropriate. All of our investments are deemed to be impaired.

Note 6 – Income Taxes

At October 31, 2016, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1,700,000 that expire in the years 2017 through 2032. The Company has provided an allowance for the full value of the related deferred tax asset since it is more likely than not that none of such benefit will be realized. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

Due to the loss for the six and three-month periods ended October 31, 2016 and 2015, the Company has recorded no income tax expense in either of these six and three-month periods.

Table Of Contents	6

Note 7 – Related Party Transactions

The Company’s largest shareholder is also its principal lender. As of October 31, 2016 and April 30, 2016, the Company owed its largest shareholder, under a secured lending agreement, $1,174,611and $1,167,700, respectively. The maximum amount of the loan is $1,250,000, and the loan matures on June 30, 2017. The largest shareholder of the Company owns 227,173,207 shares of common stock, or 45% of the 508,000,000 shares issued and outstanding.

The Company owes a director $31,680 as of October 31, 2016 and April 30, 2016.

The Company owes a second director $15,000 as of October 31, 2016 and April 30, 2016.

The Company owes a related party $20,000 as of October 31, 2016 and April 30, 2016 under a note payable with interest at 8% per annum, with a maturity date of November 18, 2017.

The Company owes its Chief Executive Officer and Chairman of the board of directors $100 as of October 31, 2016 and April 30, 2016, respectively.

Note 8 – Stockholders’ Deficit

The Company is authorized to issue 900,000,000 shares of its common stock, par value $0.001. 508,000,000 shares were outstanding as of October 31, 2016 and April 30, 201.

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

Note 10 – Stock-Based Compensation Plans

The Company entered consulting agreements to issue common stock and options to purchase common stock, and recorded the applicable non-cash expense in accordance with the authoritative guidance of the Financial Accounting Standards Board. For the six month periods ended October 31, 2016 and October 31, 2015, the Company recorded $76,496 and $126,496, respectively, in stock-based compensation expense. As of October 31, 2016, there was $82,511 of prepaid stock-based compensation expense.

Note 11 – Subsequent Events

The Company made additional investments in early-stage companies in exchange for consulting and advisory services. Agreements for non-exclusive advisory services and management consulting services were rendered that provide the Company with equity in Zelgor Inc., MadHat Media Inc, Chronability Inc., Dark LLC, Storeboard Inc, Splyst LLC and Rivetz Corp.

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

Results of Operations

For the Six Months Ended October 31, 2016 Compared to the Six Months Ended October 31, 2015

Our revenues for the six-months ended October 31, 2016 decreased by $29,699, or 75%, to $9,673 as compared to $39,372 reported for the six months ended October 31, 2015. The decrease in revenues is attributable to a decrease in revenues in our telecom business. We have changed this business to a video-calling business that runs on Amazon Web Services, and we are rebuilding our revenue base.

Table Of Contents	10

Selling, general and administrative expenses decreased by $76,895, to $85,180 for the six-months ended October 31, 2016 from $162,075 reported in the six-months ended October 31, 2015. The decrease is primarily attributable to a decrease in stock-based compensation expense from $126,496 in fiscal 2015 to 76,496 in fiscal 2016. This decrease was partially offset by an increase in the administrative expenses of our telecom application.

Interest expense increased by $1,153 to $58,193 for the six-months ended October 31, 2016, as compared to $57,040 for the six-months ended October 31, 2015. A small increase in borrowings resulted in the increase in interest expense.

For the Three Months Ended October 31, 2016 Compared to the Three Months Ended October 31, 2015

Our revenues for the second quarter of fiscal 2017 decreased by $9,831, or 62%, to $5,932 as compared to $15,763 reported for the second quarter of fiscal 2016. The decrease in revenues is attributable to a decrease in revenues in our telecom business. We have changed this business to a video-calling business that runs on Amazon Web Services, and we are rebuilding our revenue base.

Selling, general and administrative expenses decreased by $14,983, to $42,745 for the second quarter of fiscal 2017 from $57,728 reported in the prior year fiscal period. The decrease is primarily attributable to a cuts in overhead expense in conjunction with the realignment of our telephone operations.

Interest expense increased by $643 to $29,219 for the three-months ended October 31, 2016, as compared to $28,576 for the three-months ended October 31, 2015. Small increases in borrowings lead to the increase in interest expense.

Liquidity and Capital Resources

At October 31, 2016, we had cash and cash equivalents of $1,152 and negative working capital of $2,437,514 as compared to cash and cash equivalents of $843 and negative working capital of $609,063 at April 30, 2016.

Net cash provided by operating activities amounted to $629 in the six-months ended October 31, 2016. The net loss of $324,230 for the six-months ended October 31, 2016 was offset by two non-cash items, depreciation of $190,530 and stock-based compensation of $76,496. In addition, there was an increase in accrued expenses of $58,355. The principal use of cash from operating activities of $10,864 in the six-months ended October 31, 2015 was the net loss of $485,757, which was offset by two non-cash items, depreciation of $190,530 and stock-based compensation of $126,496.

There was no investing activity in the six-months ended October 31, 2016 and 2015.

Net cash (used in) provided by financing activities aggregated $(320) and $6,132 in the six-months ended October 31, 2016 and 2015, respectively. The principal use of cash was payments of bank debt of $1,320, which was offset by the proceeds of $1,000 of additional borrowing from our secured lender. The principal source of cash from financing activities in the six-months ended October 31, 2015 was the proceeds from two demand notes of $8,500.

In the six-months ended October 31, 2016 and 2015, there were no expenditures for capital assets. We do not anticipate any capital expenditures in fiscal 2017.

Table Of Contents	11

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