Form 10-Q
period 2017-01-31
ValueSetters Inc.
filed 2017-05-26
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No [X]

As of May 26, 2017, the Company had 530,000,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Valuesetters Inc.

Condensed Balance Sheets

(Unaudited)

	January 31, 2017	April 30, 2016

Assets
Current assets:
Cash and cash equivalents	$318	$843
Prepaid expenses	44,263	152,992
Other current assets	—	2,017
Total current assets	44,581	155,852
Non-current prepaid expenses	—	6,015
Investments	6,000	—
Equipment and software, net of accumulated depreciation	254,037	539,832
Total assets	$304,618	$701,699

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable
Trade	$286,550	$290,389
Related party	31,680	31,680
Accrued expenses	411,054	332,792
Deferred revenue	2,017	2,017
Notes payable – related parties	35,100	15,100
Secured note payable to related party	1,181,744	—
Current portion of long-term debt	533,066	—
Loan payable – bank	40,767	42,747
Demand notes payable	50,190	59,190
Total current liabilities	2,572,168	764,915

Long-term notes payable	—	533,066
Long-term related party note payable	—	20,000
Long-term secured note payable to related party	—	1,167,700
	2,572,168	2,485,681
Stockholders’ deficit:
Common stock, $.001 par value; 900,000,000 shares authorized, 518,000,000 and 508,000,000 shares issued and outstanding, respectively, in 2017 and 2016	518,000	508,000
Capital in excess of par value	658,039	661,039
Accumulated deficit	(3,443,589)	(2,953,021)
Total stockholders’ deficit	(2,267,550)	(1,768,982)
Total liabilities and stockholders’ deficit	$304,618	$701,699

See Accompanying Notes to the Financial Statements

Table Of Contenrts	3

VALUESETTERS, INC.

Condensed Statements of Operations

 (Unaudited)

	For the Nine Months Ended		For the Nine Months Ended
	Jan. 31, 2017	Jan. 31, 2016	Jan 31, 2017	Jan 31, 2016

Revenues	$10,409	$42,631	$736	$3,259

Costs and expenses:
Cost of services	—	115,484	—	—
Depreciation	285,795	285,795	95,265	95,265
Selling, general and administrative	128,448	207,513	43,268	45,438
Total costs and expenses	414,243	608,792	138,533	140,703

Loss from operations	(403,834)	(566,161)	(137,797)	(137,444)

Other income (expense):
Interest expense	(86,734)	(85,675)	(28,541)	(28,635)
Net loss	$(490,568)	$(651,836)	$(166,338)	$(166,079)

Basic earnings (loss) per share	$(0.00)	$(0.00)	$0.00	$0.00
Diluted earnings (loss) per share	$(0.00)	$(0.00)	$0.00	$0.00

Weighted average number of common shares outstanding:
Basic	508,507,246	505,391,304	509,521,739	508,000,000
Diluted	508,507,246	505,391,304	509,521,739	508,000,000

See Accompanying Notes to the Financial Statements

Table Of Contenrts	4

VALUESETTERS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	January 31,	January 31,
	2017	2016

Operating activities
Net loss	$(490,568)	$(651,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	114,744	164,744
Depreciation	285,795	285,795
Non-cash consulting expense	1,000	—
Changes in non-cash working capital balances
Other assets	2,017	511
Accounts payable	(3,839)	105,802
Accounts payable – related party	—	8,703
Accrued expenses	87,306	82,407
Deferred revenue	—	(14,400)
Cash used in operating activities	(3,545)	(12,144)

Financing activities
Payments on bank loan	(1,980)	(1,980)
Payments on related party notes	—	(1,048)
Proceeds from demand note payable	—	9,830
Proceeds from note payable – secured related party	5,000	1,300
Cash provided by financing activities	3,020	8,102

Increase (decrease) in cash and cash equivalents during the period	(525)	(4,042)
Cash and cash equivalents, beginning of the period	843	5,237
Cash and cash equivalents, end of the period	$318	$1,195

Cash paid for:
Interest	$2,073	$2,121
Income taxes	$—	$—

See Accompanying Notes to the Financial Statements

Table Of Contenrts	5

Valuesetters Inc.

Notes To Condensed Financial Statements (Unaudited)

Note 1– Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three-month periods ended January 31, 2017, are not necessarily indicative of the results that may be expected for the year ended April 30, 2017. For further information, refer to the audited financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended April 30, 2016.

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained recurring losses from its continuing operations and as of January 31, 2017, had negative working capital of $2,507,587 and a stockholders’ deficit of $2,267,550. In addition, the Company is unable to meet its obligations as they become due and sustain its operations. The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.

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

Management’s plans include:

1.	Seek to raise debt or equity for working capital purposes and to pay off existing debt balances. With sufficient additional cash available to the Company, it can begin to make marketing expenditures and hire people to generate more revenues, and consequently cut monthly operating losses.

2.	Continue to look for software niches and other digital products that can be sold via an Internet-based store. Various acquisition opportunities may help us generate the revenues we are seeking and be a quicker path to profitability than organic growth.

Table Of Contenrts	6

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

Note 3 – Income (Loss) Per Common Share

Income (Loss) per common share data was computed as follows:

	Jan. 31, 2017	Jan. 31, 2016

Net income (loss)	$(490,568)	$(651,836)

Weighted average common shares outstanding	508,507,246	505,391,304
Effect of dilutive securities	—	—
Weighted average dilutive common shares outstanding	508,507,246	506,391,304

Income (Loss) per common share – basic	$.00	$(.00)

Income (Loss) per common share – diluted	$.00	$(.00)

Note 4 – Principal Financing Arrangements

The following table summarizes components of debt as of January 31, 2017 and April 30, 2016:

	Jan. 31, 2017	April 30, 2016	Interest Rate

Secured lender	$1,181,744	$1,167,700	8.0%
Related party notes	15,100	15,100	8.0%
Long-term notes payables	—	533,066	2.0% - 3.0%
Term notes payable – related parties	20,000	20,000	2.0% - 3.0%
Other notes payable	50,190	50,190	0.0% - 10.0%
Current portion of long-term debt	533,066	—	3.0%
Due to bank	40,767	42,747	5.5%
Total Debt	$1,840,767	$1,828,803

As of January 31, 2017 and April 30, 2016, the Company owed its principal lender (“Lender”) $1,181,744 and $1,167,700, respectively, under a loan and security agreement (“Loan”) dated April 28, 2011, that was amended on July 26, 2014 to change the maturity date to June 30, 2017. The maximum amount of the Loan is $1,250,000. The Lender is also the largest shareholder of the Company, owning 227,173,207 shares of common stock, or 45% of the 508,000,000 shares issued and outstanding.

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

Table Of Contenrts	7

To secure the payment of all obligations to the lender, the Company granted to the lender a continuing security interest and first lien on all of the assets of the Company.

As of January 31, 2017 and April 30, 2016, the Company’s related-party unsecured notes payable totaled $15,100, which is payable to two board members. We also owe $20,000 to an entity that owns the majority of our largest shareholder. This note accrues interest at a rate of 8% per annum and is due in January 2018. It is classified as a current liability as of January 31, 2017, and as a long-term liability as of April 30, 2016.

The Company owes JP Morgan Chase Bank $40,767 and $42,747 and as of January 31, 2017 and April 30, 2016, respectively. The Company pays approximately $220 a month in principal payments on the outstanding balance, plus the monthly interest expense, which is calculated at a rate of 5.5% per annum.

Other notes payable totaled $50,190 and $50,190 at January 31, 2017 and April 30, 2016, respectively.

The Company owes $533,066 at January 31, 2017 and April 30, 2016 to two individual note holders. A $200,000 note is due in September 2017 and accrues interest at an annual rate of 2%. The holder can convert the note into shares of common stock at a price of $0.01 per share. A second note for $333,066 accrues interest at 3% per annum and is due in June 2017.

Note 5 – Investments

The Company acquires equity interests in early-stage companies in exchange for management advisory services. Such services and investments in early-stage companies are only recorded if the investment was made in a company that generates revenues the investment is recorded at the value of the services provided by the Company. After an investment is recorded it is evaluated for impairment and an impairment loss is recognized, if appropriate. Investments totaled $6,000 and $0 at January 31, 2017 and April 30, 2016, respectively.

Note 6 – Income Taxes

At January 31, 2017, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1,700,000 that expire in the years 2017 through 2032. The Company has provided an allowance for the full value of the related deferred tax asset since it is more likely than not that none of such benefit will be realized. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

Due to the loss for the nine and three-month periods ended January 31, 2017 and 2015, the Company has recorded no income tax expense in either of these nine and three-month periods.

Table Of Contenrts	8

Note 7 – Related Party Transactions

The Company’s largest shareholder is also its principal lender. As of January 31, 2017 and April 30, 2016, the Company owed its largest shareholder, under a secured lending agreement, $1,181,744and $1,167,700, respectively. The maximum amount of the loan is $1,250,000, and the loan matures on June 30, 2017. The largest shareholder of the Company owns 227,173,207 shares of common stock, or 44% of the 518,000,000 shares issued and outstanding.

The Company owes a director $31,680 as of January 31, 2017 and April 30, 2016.

The Company owes a second director $15,000 as of January 31, 2017 and April 30, 2016.

The Company owes a related party $20,000 as of January 31, 2017 and April 30, 2016 under a note payable with interest at 8% per annum, with a maturity date of November 18, 2017.

The Company owes its Chief Executive Officer and Chairman of the board of directors $100 as of January 31, 201 and April 30, 2016.

Note 8 – Stockholders’ Deficit

The Company is authorized to issue 900,000,000 shares of its common stock, par value $0.001. 518,000,000 and 508,000,000 shares were outstanding as of January 31, 2017 and April 30, 2016, respectively.

In the third quarter of 2017, the Company issued 10,000,000 shares of restricted stock pursuant to a purchase and assignment agreement, in which the Company received ownership interests in other companies that require consulting services from the Company.

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

  Level 3: inputs are unobservable inputs for the asset or liability.

Table Of Contenrts	9

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

Note 10 – Stock-Based Compensation Plans

The Company entered consulting agreements to issue common stock and options to purchase common stock, and recorded the applicable non-cash expense in accordance with the authoritative guidance of the Financial Accounting Standards Board. For the nine month periods ended January 31, 2017 and January 31, 2016, the Company recorded $114,744 and $164,744, respectively, in stock-based compensation expense. As of January 31, 2017, there was $44,263 of prepaid stock-based compensation expense.

Note 11 – Subsequent Events

Effective March 13, 2017, the Company signed a master services agreement with Equities.com Inc. for a six-month term to supply the Company with media services, news services, infographics and supportive materials to enhance people’s awareness of the company and its products. The Company issued 12,000,000 shares as a fee for the services. In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to the date these financial statements were issued, and has determined that, other than those events mentioned above, it does not have any material subsequent events to disclose in these financial statements.

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

Table Of Contenrts	10

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

Table Of Contenrts	11

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

Results of Operations

For the Nine Months Ended January 31, 2017 Compared to the Nine Months Ended January 31, 2016

Our revenues for the nine-months ended January 31, 2017 decreased by $32,222, or 75%, to $10,409 as compared to $42,631 reported for the nine months ended January 31, 2016. The decrease in revenues is attributable to a decrease in revenues in our telecom business. We have changed this business to a video-calling business that runs on Amazon Web Services, and we are rebuilding our revenue base.

Selling, general and administrative expenses decreased by $79,065, to $128,448 for the nine-months ended January 31, 2017 from $207,513 reported in the nine-months ended January 31, 2016. The decrease is primarily attributable to a decrease in stock-based compensation expense from $164,744 in fiscal 2016 to 114,744 in fiscal 2017. This decrease was partially offset by an increase in the administrative expenses of our telecom application.

Interest expense increased by $1,059 to $86,734 for the nine-months ended January 31, 2017, as compared to $85,675 for the nine-months ended January 31, 2016. A small increase in borrowings resulted in the increase in interest expense.

For the Three Months Ended January 31, 2017 Compared to the Three Months Ended January 31, 2016

Our revenues for the third quarter of fiscal 2017 decreased by $2,523, or 77%, to $736 as compared to $3,259 reported for the third quarter of fiscal 2016. The decrease in revenues is attributable to a decrease in revenues in our telecom business. We have changed this business to a video-calling business that runs on Amazon Web Services, and we are rebuilding our revenue base.

Selling, general and administrative expenses decreased by $2,170, to $43,268 for the third quarter of fiscal 2017 from $45,438 reported in the prior year fiscal period. The decrease is primarily attributable to cuts in overhead expense in conjunction with the realignment of our telephone operations.

Interest expense decreased by $94 to $28,541 for the three-months ended January 31, 2017, as compared to $28,635 for the three-months ended January 31, 2016. Minimal changes in interest-bearing debt has resulted in a minimal change in interest expense.

Table Of Contenrts	12

Liquidity and Capital Resources

At January 31, 2017, we had cash and cash equivalents of $318 and negative working capital of $2,527,587 as compared to cash and cash equivalents of $843 and negative working capital of $609,063 at April 30, 2016.

Net cash used in operating activities amounted to $3,545 and $12,144 in the nine-months ended January 31, 2017 and 2016, respectively. The net loss of $490,568 for the nine-months ended January 31, 2017 was offset by two non-cash items, depreciation of $285,795 and stock-based compensation of $114,744. In addition, there was an increase in accrued expenses of $87,306. The principal use of cash from operating activities in the nine-months ended January 31, 2016 was the net loss of $651,836, which was offset by two non-cash items, depreciation of $285,795 and stock-based compensation of $164,744.

There was no investing activity in the nine-months ended January 31, 2017 and 2016.

Net cash provided by financing activities aggregated $3,020 and $8,102 in the nine-months ended January 31, 2017 and 2016, respectively. The principal use of cash was payments of bank debt of $1,980, which was offset by proceeds of $5,000 of additional borrowing from our secured lender. The principal source of cash from financing activities in the nine-months ended January 31, 2016 was the proceeds from two demand notes of $9,830.

In the nine-months ended January 31, 2017 and 2016, there were no expenditures for capital assets. We do not anticipate any capital expenditures in fiscal 2017.

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

Table Of Contenrts	13

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

Table Of Contenrts	14

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosers

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31       Rule 13a-14(a) Certification

32       Rule 13a-14(b) Certification

101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

Table Of Contenrts	15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: May 26, 2017	VALUESETTERS, INC.

By: /s/ Manuel Teixeira
Manuel Teixeira
Chairman of the Board and Chief Executive Officer

Table Of Contenrts	16