Form 10-K
period 2017-04-30
ValueSetters Inc.
filed 2017-09-08
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-04465

VALUESETTERS INC.
(Exact name of registrant as specified in its charter)

Utah	87-0409951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

745 Atlantic Avenue Boston, MA 02111
(Address of Principal Executive Offices)

(339) 368-8100
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on October 31, 2016, was $180,901.

As of August 31, 2017 the registrant has one class of common equity, and the number of shares outstanding of such common stock was 564,590,000.

Documents Incorporated By Reference: None.

ii

FORWARD-LOOKING STATEMENTS

We caution readers that this Form 10-K contains forward-looking statements as that term is defined in the Exchange Act. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. We hereby qualify all our forward-looking statements by the following cautionary statements. Forward-looking statements are predictions and not guarantees of future performance or events. Forward-looking statements are based on current expectations rather than historical facts and relate to future events or future financial performance. Such statements are based on currently available financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from historical experience and present expectations. Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. Undue reliance should not be placed on forward-looking statements as such statements speak only as of the date on which they are made. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are set forth below and in various places in this Form 10-K, including under the headings Item 1. “Business” and Item 1A. “Risk Factors” in this Form 10-K. These factors include:

●	our future capital needs and our ability to obtain financing;

●	anticipated and unanticipated trends and conditions in our industry, including the impact of recent or future regulatory environment;

●	recent and future economic conditions, including turmoil in the financial and credit markets;

●	the effectiveness of our marketing to maintain existing and attract new customers;

●	our ability to contain costs;

●	our ability to predict consumer preferences and changes in trends, technology and consumer acceptance of both new designs and newly introduced products;

●	changes in the costs of labor and advertising;

●	our ability to carry out our business strategies;

●	the level of consumer spending for gaming and entertainment;

●	our ability to compete;

●	general economic conditions; and

●	other factors set forth in this Form 10-K.

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

One such company that we own equity in, as a result of our consulting services, is NetCapital Systems LLC (“NetCapital”). This company owns a Title III JOBS Act funding portal, and as of today is only one of 28 FINRA approved crowdfunding portals allowed to sell securities in startup companies to non-accredited investors, via the Internet. We continue to consult for NetCapital (see https://netcapital.com) and have invested in additional early-stage companies that we met through NetCapital by providing our consulting services. We believe our investment and future revenue potential from our relationship with NetCapital is significant.

We also consulted for Zelgor Inc., which has a mobile phone game, similar to Pokémon Go, which builds massive multiplayer online social games on top of the real world map. It combines elements of classic arcade games and GPS technology, and Valuesetters currently owns approximately 5% of Zelgor Inc. See http://www.zelgor.com.

Our focus on games and social media has attracted three people to our advisory board who have experience with the development of Internet-based and smart-phone-based games and applications. Joe Abrams, Nolan Bushnell and John Fanning are three advisory board members (the “Advisors”) who have personal experience with creating value in companies such as Atari, Myspace and Napster. Given that we have a limited number of employees, we rely on our Advisors to identify and introduce us to products that we can potentially develop ourselves, buy, or resell on a white-label basis from the developer.

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

After the merger in December 2003, the founders of Valuesetters L.L.C. held 75% of the shares of the merged business, the shareholders of DBS Investments held 6% of the shares and new investors acquired 19% of the shares. Valuesetters launched its business with a unique consumer goods distribution model that was designed to:

●	provide manufacturers and importers with access to profitable incremental sales to small-store and non-store resellers;

●	provide small-store and non-store resellers with cost-effective access to products from large manufacturers and importers; and

●	utilize its proprietary computer-Internet based system to allow the Company to efficiently receive small orders from individual resellers, consolidate them and process them to large manufacturers and importers who would not otherwise find it economically feasible to deal with small retailers and vice versa.

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

On September 30, 2014, we purchased the assets and assumed selected liabilities of a Voice over Internet Protocol (“VoIP”) telephone company that sold business, consumer and mobile telephone services, including video calling services over the Internet. We have altered that product to video-calling only, over an Internet connection. We have experienced recent success with a video calling product that runs over the Internet and we are licensing that product to 1on1.fans, which plans to use the software to sell 20-minutes video calls from fans to professional athletes.

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

The barriers to entry into most Internet markets are relatively low, making them accessible to a large number of entities and individuals. We believe the principal competitive factors in our industry that create certain barriers to entry include but are not limited to reputation, technology, financial stability and resources, proven track record of successful operations, critical mass, and independent oversight and transparency of business practices. While these barriers will limit those able to enter or compete effectively in the market, it is likely that new competitors as well as laws and regulations of governmental authority will be established in the future, in addition to our known current competitors.

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

Employees

As of August 15, 2017, we had two full-time employees, our Chief Executive Officer and our Chief Technology Officer.

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

We make available free of charge through our corporate website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports through a link to the EDGAR database as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the U.S. Securities and Exchange Commission (the “SEC”).  You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1.800.SEC.0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including all of our filings.

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

We were incorporated in the State of Utah in April 1984. We have limited revenues to date and no significant financial resources. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. At April 30, 2017, we had not yet achieved profitable operations, and had accumulated losses of $3,781,142. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of our company or from our largest shareholder. There are no current arrangements in place for equity funding and our largest shareholder may not be able to provide us with enough working capital via short-term loans. If we cannot generate sufficient revenues from our services or seek additional funding we may have to delay the implementation of our business plan.

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

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, and we had two board resignations in fiscal 2018.

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

We are dependent on a small number of individuals who are new to our Company.

Our two corporate officers are new to the Company. Our Chief Executive Officer was previously working as an angel investor and had her own business advisory practice. She began consulting for us in April 2017. We promoted her to Chief Executive Officer in July 2017 when our previous Chief Executive Officer resigned. Our Chief Technology Officer is also new to the Company. Both officers are working to obtain consulting fees primarily from early-stage businesses that are looking for guidance in how to raise capital.

To help compensate for the lack of full-time employees, the Company also uses outside consultants. We have accounting consultants, acquisition consultants, and sales and marketing consultants for project purposes on a part time basis; three advisors assist us with project evaluations and business development, information and research, technical writing and presentation. The loss of the services of our previous Chief Executive Officer could affect activities of our business and its operations until additional personnel can be retained and trained to perform some of the management tasks. At the present time the Company does not have long-term employment agreements with any personnel and does not maintain any life insurance policies.

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

The Company’s management has evaluated the effectiveness of its internal control over financial reporting as of April 30, 2017 based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of April 30, 2017 and continues to be ineffective as of today, and identified the following material weaknesses:

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

The adoption of new laws or regulations relating to the Internet, or particular applications or interpretations of existing laws, could decrease the growth in the use of the Internet, decrease the demand for our products and services, increase our cost of doing business or could otherwise have a material adverse effect on our business, revenues, operating results and financial condition.

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

It is our strategy to sometimes purchase, at an affordable price, part or all of early-stage companies and cross pollinate the ideas, technology and expertise within these companies to enhance the operations, profits and market share of all the entities. That strategy may result in us diverting management attention and advisory resources to do work for early-stage companies that pay for the work with equity, which becomes impaired in value or never becomes a liquid asset. In addition, some of the companies that we do work for and take an equity position in, do not create revenues for the Company. We only record revenues in exchange for equity if we have access to the entity’s audited financial statements or we have a verifiable market value for the equity received. For all of these early-stage companies, the future liquidity and value of our investments cannot be guaranteed, and no market may exist for us to generate gains from our investments in early-stage companies.

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

As of April 30, 2017, our total debt payable amounted to $1,857,790. Our level of debt could have significant consequences to our shareholders, including the following:

-	requiring the dedication of a substantial portion of cash flow from operations to make payments on debt, thereby reducing the availability of cash flow for working capital, capital expenditures and other general business activities;

-	requiring a substantial portion of our corporate cash reserves to be held as a reserve for debt service, limiting our ability to invest in new growth opportunities;

-	limiting the ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate and other activities;

-	limiting the flexibility in planning for, or reacting to, changes in the business and industry in which we operate;

-	increasing our vulnerability to both general and industry-specific adverse economic conditions;

-	being us at a competitive disadvantage vs. less leveraged competitors; and

-	increasing vulnerablity to changes in the prevailing interest rates.

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

We owe related parties $1,266,107 in accounts and notes payable as of April 30, 2017. We owe our secured lender, Vaxstar LLC (the “Lender”), who is also our largest shareholder, $1,199,327 at April 30, 2017. Our Lender holds a term note bearing interest at an annual rate of 8%. We have not paid interest on the note and it accrues each month. We have a loan and security agreement (the “Loan”) with the Lender for a maximum amount of $1,250,000. The Lender has provided us with cash advances to pay our operating expenses, but there is no assurance the Lender will continue to provide cash advances. The maturity date of our loan from the Lender was June 30, 2017, and we are currently in default on the loan for failure to pay. We anticipate we will be able to negotiate a new lending arrangement, however, no assurance can be given that a new lending agreement will be available or, if available, will be on commercially reasonable terms satisfactory to us.

To secure the payment of all obligations to the lender, the Company granted to the lender a continuing security interest and first lien on all of the assets of the Company.

In connection with the Loan, the Company has agreed to certain restrictive covenants, including, among others, that the Company may not convey, sell lease, transfer or otherwise dispose of any part of its business or property, except as permitted in the agreement, dissolve, liquidate or merge with any other party unless, in the case of a merger, the Company is the surviving entity, incur any indebtedness except as defined in the agreement, create or allow a lien on any of its assets or collateral that has been pledged to the Lender, make any loans to any person, except for prepaid items or deposits incurred in the ordinary course of business, or make any material capital expenditures.

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

Our ability to grow is partially dependent on our ability to successfully acquire other companies, which creates substantial risk. In order to pursue a growth by acquisition strategy successfully, we must identify suitable candidates for these transactions; however, because of our limited funds, we may not be able to purchase those companies that we have identified as potential acquisition candidates. Additionally, we may have difficulty managing post-closing issues such as the integration into our corporate structure. Integration issues are complex, time consuming and expensive and, without proper planning and implementation, could significantly disrupt our business, including, but not limited to, the diversion of management’s attention, the loss of key business and/or personnel from the acquired company, unanticipated events, and legal liabilities.

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

We continue to seek technical and managerial staff members, although we have limited resources to compensate them until we have raised additional capital or developed a business that generates cash flow from operations. We believe it is important to negotiate with potential candidates and, if appropriate, engage them on a part-time basis or on a project basis and compensate them at least partially, with stock-based compensation, when appropriate. There is a high demand for highly trained and managerial staff members. If we are not able to fill these positions, it may have an adverse affect on our business.

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

We utilize an office at 745 Atlantic Avenue in Boston, Massachusetts. We currently pay rent of $4,200 a month, and our rent agreement is on a month-to-month basis for approximately 400 square feet in an office-suite location.

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

Fiscal Quarter ended	High Price	Low Price
1st Quarter – May – July 2015	$0.0043	$0.0015
2nd Quarter – August – October 2015	$0.0065	$0.0011
3rd Quarter – November 2015 – January 2016	$0.0047	$0.0008
4th Quarter – February – April 2016	$0.0028	$0.0007
1st Quarter – May – July 2016	$0.0016	$0.0008
2nd Quarter – August – October 2016	$0.0010	$0.0006
3rd Quarter – November 2016 – January 2017	$0.0012	$0.0004
4th Quarter – February – April 2017	$0.0050	$0.0007

The quotations set forth in the table above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Recent Issuances of Unregistered Securities

None

(b) Holders

There are 204 shareholders of record of our Common Stock.

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

Overview

We are an Internet-based company, which seeks free subscribers and revenue-generating subscribers for digital product that we offer to game players and app users, and a consulting company, which takes equity positions in early-stage companies, or cash fees, in exchange for consulting services. Sometimes we buy a small position in an early-stage company. We look for companies that operate on an automated basis with the belief that Internet operations, customer sign-ups, sales and game playing should occur without requiring a Company employee to participate in the transaction, so that it is possible for the Company to quickly expand in the event the number of subscribers begins to rapidly grow on a viral basis. Our own back-office software operates 24 hours a day and can quickly collect money from and deliver games to subscribers. Similarly, we provide pay-for-in-advance video calling services to fans who want to have a private call with a professional athlete.

We intend to employ personnel in such areas as sales, technical support and finance once we have increased our revenues or received an injection of capital that is sufficient to support such personnel. In addition to our online chess subscriptions, we recently began selling video calling services. The sales are automated, and we have not hired any new employees to support this activity, and we are using an outside software development firm to enhance the existing technology. We anticipate our Chief Executive Officer and members of our advisory board will be able to find third parties who are capable of marketing the product in exchange for a sales commission. Once we achieve a sufficient revenue level to hire employees, we plan to do so, which will result in an increase in our selling, general and administrative expenses.

Our limited operating history and the uncertain nature of our future operations and the markets we address or intend to address make predictions of our future results of operations difficult. Our operations may never generate significant revenues, and we may never achieve profitable operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Fiscal Year 2017 Compared to Fiscal Year 2016

Our revenues for fiscal 2017 decreased by $23,370, or 52%, to $21,508 as compared to $44,878 reported for fiscal 2016. The decrease in revenues is attributable to a decrease in revenues in our telecom business. We have changed this business to a video-calling business that runs on Amazon Web Services, and we are rebuilding our revenue base. In fiscal 2017, the majority of our revenues were from consulting services, which did not incur any cost of services. In fiscal 2016, we incurred $115,864 in costs of services, primarily related to a disputed contract for colocation services in which we were invoiced more than $100,000 for an alleged contractual violation.

Selling, general and administrative expenses decreased by $65,701, or 26%, to $189,491 for fiscal 2017 from $255,192 reported in the prior fiscal year. The decrease is primarily attributable to the non-cash compensation charge for stock-option expense and stock-based compensation of approximately $199,000 in fiscal 2016, as compared to approximately $164,000 in fiscal 2017.

Depreciation expense in fiscal 2017 and 2016 amounted to $381,060. We had no additions in fixed assets over the past two fiscal years, and we record depreciation on a straight-line basis. In fiscal 2017, we also recorded an impairment loss of $158,772, and wrote down the net book value of our fixed assets to $0. The impaired assets were from a mobile Voice-over-IP platform that we purchased in fiscal 2015 and there was a significant change in the manner in which we used these assets in fiscal 2017. We concluded that the future undiscounted cash flows from these assets were less than the carrying value of the assets and we recorded an impairment loss for the entire amount of the carrying value.

Interest expense increased by $1,665 to $115,301 for the year ended April 30, 2017, as compared to $113,636 for the prior fiscal year. Our debt balances increased slightly by 1.5%, but we paid down bank debt and credit card debt during the year.

Liquidity and Capital Resources

At April 30, 2017, we had cash and cash equivalents of $3,324 and negative working capital of $2,590,703 as compared to cash and cash equivalents of $843 and negative working capital of $609,063 at April 30, 2016. The increase in our negative working capital is primarily the result of the proximity of the due date of our long-term debt. At April 30, 2017 we have no long-term debt because it is classified as a current liability, whereas long-term debt amounted to $2,485,681 at April 30.2016.

Net cash used in operating activities aggregated to $14,179 and $21,729 in fiscal 2017 and 2016, respectively. The principal use of cash from operating activities in 2017 was the loss for the year of $828,121. The use of cash was offset in part by $381,060 in depreciation, $157,983 in stock-based compensation, $158,772 in impairment expense and an increase in accounts payable of $96,267. The principal use of cash from operating activities in 2016 was the loss for the year of $835,874. The use of cash was offset in part by $381,060 in depreciation, $198,895 in stock-based compensation an increase in accounts payable of $211,757.

There was no investing activity in fiscal 2017 or in fiscal 2016.

Net cash provided by financing activities aggregated to $16,660 and $17,335 in fiscal 2017 and 2016, respectively. The principal sources of cash from financing activities were net proceeds from the working capital line provided by our largest stockholder, and $10,300 in demand notes by other parties in fiscal 2016.

In fiscal 2017 and 2016, there were no expenditures for capital assets. We do not anticipate any capital expenditures in the next fiscal year.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern. However, we have sustained net losses from operations during the last several years, and we have very limited liquidity. Management anticipates that we will be dependent, for the near future, on additional capital to fund our operating expenses and anticipated growth, which we intend to achieve through consulting services and the further development of telecom and game applications. Although we are choosing methods of growth that potentially minimize the use of cash, we cannot be assured that we will be able to obtain the cash to market the digital products we sell or that we will be successful in increasing our sales. Furthermore, the report of our independent registered public accounting firm expresses doubt about our ability to continue as a going concern. Our operating losses have been funded through borrowings under a line of credit from our largest shareholder, and we are in default as of July 1, 2017 for non-payment. We intend to negotiate a new debt agreement with our largest shareholder and we anticipate we will be allowed to continue to operate the business without significant interruption. A loan from a former director, which exceeds $400,000, including accrued unpaid interest, was also due on June 30, 2017 and is technically in default as of July 1, 2017. We have received no default notices form our lenders and we anticipate they will be cooperative with us and not demand principal or interest payments.

Our required debt payments for a bank loan, which has a balance of $40,107 at April 30, 2017, amounts to $220 a month of principal and approximately the same amount in interest every month, at an interest rate that is approximately 5.5% per annum. As referred to above, we owe a former director debt payable of $333,066 at April 30, 2017, plus accrued interest payable of $107,590, in conjunction with a term note, at an interest rate of 3% per annum, which is in default. We have not paid interest on the note and it accrues each month. We owe our Lender, who is also our largest shareholder, $1,199,327 at April 30, 2017. Our Lender holds a term note bearing interest at an annual rate of 8%, which is in default. We also have balances due to directors, in both accounts payable and notes payable. Our total liabilities to related parties amount to $1,266,107 at April 30, 2017. We have not paid interest on any related party debt; the interest accrues each month. We believe our related party creditors will not demand payment of our current liabilities to them, in the near future, although each lender may have a change in circumstances and demand payment. Any demand for payment from a related party will have an adverse impact on our ability to achieve our longer-term business objectives, and will adversely affect our ability to continue operating as a going concern.

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

New Accounting Standards

The new accounting pronouncements in Note 1 to our financial statements, which are included in this Report, are incorporated herein by reference thereto.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates include:

●	revenue recognition and estimating allowance for doubtful accounts;

●	valuation of long-lived assets; and

●	income tax valuation allowance.

We continually evaluate our accounting policies and the estimates we use to prepare our financial statements. In general, the estimates are based on historical experience, on information from third party professionals and on various other sources and assumptions that are believed to be reasonable under the facts and circumstances at the time such estimates are made. Management considers an accounting estimate to be critical if:

●	it requires assumptions to be made that were uncertain at the time the estimate was made; and

●	changes in the estimate, or the use of different estimating methods, could have a material impact on our consolidated results of operations or financial condition.

Actual results could differ from those estimates. Significant accounting policies are described in Note 1 to our financial statements, which are included in this Report. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Certain of our accounting policies are deemed “critical”, as they require management’s highest degree of judgment, estimates and assumptions. The following critical accounting policies are not intended to be a comprehensive list of all of our accounting policies or estimates:

Revenue Recognition

The Company recognizes revenue only when all of the following criteria have been met:

Persuasive evidence of an arrangement exists;

Delivery has occurred or services have been rendered;

The fee for the arrangement is fixed or determinable; and

Collectability is reasonably assured.

Revenues from services are recognized in the period in which they are earned, in accordance with the terms and conditions noted on our websites. In instances where a subscriber prepays for a service, any prepayment is recognized as a current liability until it is earned.

Allowance for Doubtful Accounts

For subscribers to our games website, in fiscal 2017 and 2016, we do not maintain allowances for doubtful accounts for estimated losses that result from the inability or unwillingness of our customers to make required payments. We have not carried any accounts receivable in either fiscal year, as we have required our customers to make a non-refundable prepayment for our services.

Consumers that used the Company’s mobile Voice over Internet Protocol (“VoIP”) application were required to prepay for all mobile telephone services via a credit card or an online payment service, such as PayPal. Wholesale customers potentially subject the Company to credit risk, and consequently, the Company typically asks its wholesale customers to provide a security deposit. These customers paid for their services each month in arrears.

In order to record the Company’s accounts receivable at their net realizable value, the Company must assess their collectibility. A considerable amount of judgment is required in order to make this assessment, including an analysis of historical bad debts and other adjustments, a review of the aging of the Company’s receivables, and the current creditworthiness of the Company’s customers. Generally, when a customer account reached a certain level of delinquency, the Company disconnected the customer’s service and provided an allowance for the related amount receivable from the customer. The Company writes off the accounts receivable balance from a customer and the related allowance established when it believes it has exhausted all reasonable collection efforts. No accounts receivable and no allowance for doubtful accounts existed at April 30, 2017 and 2016.

Impairment of Long-Lived Assets

Financial Accounting Standards Board (“FASB”) authoritative guidance requires that certain assets be reviewed for impairment and, if impaired, remeasured at fair value whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment loss estimates are primarily based upon management’s analysis and review of the carrying value of long-lived assets at each balance sheet date, utilizing an undiscounted future cash flow calculation. We recognized an impairment loss of $6,000 and $15,000, in the fiscal 2017 and 2016, respectively, as we concluded the carrying amount of a cash investment that we made in an early-stage company was not recoverable.

We also recorded an impairment loss of $158,772 in fiscal 2017. We evaluated the group of assets we own, both hardware and software, from a mobile Voice-over-IP platform that we purchased in fiscal 2015 and there was a significant change in the manner in which we used these assets in fiscal 2017. We concluded that the future undiscounted cash flows from these assets were less than the carrying value of the assets and we recorded an impairment loss for the entire amount of the carrying value.

Income Taxes

We estimate the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined that such assets will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carry-forward will be used, the related valuation allowance on such assets is reversed. If actual future taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. At April 30, 2017 and 2016, we have recorded a full valuation on our deferred tax assets.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On July 14, 2017, the Company dismissed KLJ & Associates, LLP (the “Former Accountant”) from its position as the principal independent accountant for the Company and hired Fruci & Associates II, PLLC. There were no disagreements with the Former Accountant on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures, which if not resolved to the satisfaction of the Former Accountant, would have caused the Former Accountant to make reference to the matter in their report. There were no reportable events (as that term is described in Item 304(a)(1)(v) of Regulation S-K) during the two fiscal years ended April 30, 2016 and 2015, or in the subsequent period through July 14, 2017.

Not applicable.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of April 30, 2017. That evaluation revealed the three material weaknesses identified below (under (b) Management’s Assessment of Internal Control over Financial Reporting). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer (the “PEO”) concluded that, as of April 30, 2017, such controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the PEO, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of April 30, 2017, based on the criteria established in a report entitled “2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of April 30, 2017, and identified the following material weaknesses:

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

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to the rules of the SEC. The Company will continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at August 15, 2017.

Our executive officers and directors are as follows:

Name	Age	Position	Officer or Director Since

Cecilia Lenk	62	Chairman of the Board and Chief Executive Officer	July 2017

Thomas H Carmody	70	Director	August 2010

Avi Liss	37	Secretary and Director	August 2010

Steven Geary	49	Director	June 2006

Our directors serve in such capacity until the first annual meeting of our shareholders and until their successors have been elected and qualified. Our officers serve at the discretion of our board of directors, until their death, or until they resign or have been removed from office.

Executive Officers and Directors

Cecilia Lenk, Chairman of the Board and Chief Executive Officer

Cecilia Lenk is a newly-elected Chairman of the Board and Chief Executive Officer. She accepted the position on July 28, 2017. For the past five year she has worked as a self-employed business consultant and a town councilor in Watertown, MA.

Ms. Lenk has specialized in technology and health care. Formerly Vice President of Technology and Digital Design at Decision Resources Inc., a global company serving the biopharmaceutical market, she oversaw the implementation of new technologies, products, and business processes. Prior to joining Decision Resources, Cecilia founded a technology firm that built a patented platform for online research. She has managed large-scale technology projects for leading corporations, universities, government agencies, and major non-profit organizations.

Ms. Lenk has a Ph.D. in Biology from Harvard University and a B.A. from Johns Hopkins University in Geography and Environmental Engineering. She has served on a number of non-profit boards, including Chair of the Johns Hopkins Engineering Alumni. She is currently on the Alumni Advisory Board for the Hopkins School of Engineering.

Ms. Lenk brings to our board of directors key leadership experience in high-growth technology companies and possesses a strong mix of strategic, finance, and operating skills.

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

Avi Liss, Director and Secretary

Avi Liss has served as a Director and Secretary of the Company since August 2010. From August 2009 to present, he has served as the President of Liss Law, LLC, a law firm specializing in real estate conveyances. Prior to founding Liss Law, he worked as a judicial law clerk for the Honorable Stephen S. Mitchell, a bankruptcy court judge for the Eastern District of Virginia.

Mr. Liss is well qualified to serve as a director of the company due to his knowledge and working experience with legal governance matters. He devotes approximately 1 hour a week to our Company and the remainder of his time to his other business interests.

Steven Geary, Director

Steven Geary has served as a Director of the Company since June 2006. Since 2009, he as served in several management positions at Statera and is currently the Vice President of Strategy and Business Development. From 2008 to 2009, he was the Chief Executive Officer of ImproveSmart, Inc. From April 2006 to June 2008, he served as our President and Chief Operating Officer, and as our Chief Executive Officer from June 2008 to December 2009.

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

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

●	Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Board Meetings and Committees; Management Matters

Our board of directors took no actions during the fiscal year ended April 30, 2017.  No formal meetings were held.  No fees are paid to directors for attendance at meetings or for agreeing to a unanimous consent or the board of directors.

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

Our board of directors uses a variety of methods for identifying and evaluating nominees for director.  It regularly assesses the appropriate size of the board of directors and whether any vacancies exist or are expected due to retirement or otherwise. If vacancies exist, are anticipated or otherwise arise, our board of directors considers various potential candidates for director.  Candidates may come to their attention through current members of our board of directors, shareholders or other persons.  These candidates are evaluated at regular or special meetings of our board of directors, and may be considered at any point during the year.

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

Based solely on our review of the copies of such reports received by us, we believe that for the fiscal year ended April 30, 2017, that our directors and 10% shareholders did not comply with Section 16(a) filing requirements by failing to file initial statements of beneficial ownership of securities

Code of Ethics

We have adopted a code of business conduct and ethics for our directors, officers and employees, including our Chief Executive Officer. In addition, we have adopted a supplemental code of ethics for our financial executives and all employees in our accounting department.  The text of our codes are posted on our Internet website at www.valuesetters.com.

Item 11.  Executive Compensation.

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to Mr. Manuel Teixeira, our former Chairman, Chief Executive Officer and Chief Financial Officer, and Mr. Avi Liss, our Secretary (collectively, the “Named Executives”).  We have no other executive officers.

Summary Executive Compensation Table

							Change in pension value and
						Non-equity	nonqualified
Name						incentive	deferred
and				Stock	Option	plan	compensation	All other
principal		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
position	Year	($)	($)	($)	($)	($)	($)	($)(1)	($)

Manuel	2017	0	0	0	0	0	0	2,500	2,500
Teixeira,	2016	0	0	0	0	0	0	2,100	2,100
CEO	2015	0	0	0	0	0	0	10,000	10,000

Avi,	2017	0	0	0	0	0	0	0	0
Liss, Secretary	2016	0	0	0	0	0	0	0	0
	2015	0	0	0	0	0	0	0	0

(1) Although Mr. Teixeira is not paid a salary, we paid him a nominal amount, and reimbursed his out-of-pocket expenses incurred on behalf of our Company.

We have no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our officers and directors, and we have no regular salaried employees.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards as of April 30, 2017.

Stock Option Grants

There were no stock option grants or exercises in fiscal 2017 for Named Executives.

Compensation of Directors

We currently do not compensate our directors for their services as directors.

Employment Agreements

We currently have no employment agreements in place. At a later date we may enter into employment agreements with our executive officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of August 31, 2017 by:

●	each person whom we know beneficially owns more than 5% of any class of equity security;
●	each of our directors individually;
●	each of our named executive officers individually; and
●	all of our current directors and executive officers as a group.

Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock. Shares of common stock that an individual or group has the right to acquire within 60 days of August 31, 2017, pursuant to the exercise of options or restricted stock are, deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but are not deemed outstanding for the purpose of calculating the percentage owned by any other person listed.

Name and Address	Amount of Shares and Nature
of Beneficial Owner (1)	of Beneficial Ownership	Percent of Class*
Vaxstar LLC	227,173,207	41.0%
TelcoSoftware.com Corp.	40,000,000	7.2%
Manuel Teixeira (2)	25,000,000	4.5%
Steven Geary (3)	20,600,000	3.7%
Cecilia Lenk (3,4)	11,125,000	2.0%
Tom Carmody (3)	5,000,000	**%
Sean S. Lee (3)	4,600,000	**%
Avi Liss (2,3)	2,000,000	**%
Officers and Directors as a group (6 persons)	68,450,000	10.3%

* Based on 564,590,000 shares of common stock outstanding as of August 31, 2017. ** Less than 1%
(1)	Unless otherwise noted, the business address of each member of our Board of Directors is c/o Valuesetters Inc. 745 Atlantic Avenue, Boston Massachusetts 02111
(2)	Mr. Teixeira was our Chairman of the Board and Chief Executive Officer until July 14, 2017, when he resigned, and Mr. Liss is our Secretary.
(3) (4)

Such individual is a current member of the Board of Directors, except for Mr. Sean S. Lee who resigned from the Board on August 7, 2017.

Includes 1,125,000 shares that vest within 60 days of August 31, 2017.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Our largest shareholder, Vaxstar LLC, is also our working capital lender. As of April 30, 2017, we owe our largest shareholder $1,199,327, under a term note agreement that bears interest at an annual rate of 8%. We have not made any principal or interest payments to our working capital lender. Unpaid interest has been accrued and added to the note.

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

We owe Steven Geary, a director, $31,680 as of April 30, 2017. This obligation is not interest bearing. $16,680 is recorded as a related party trade accounts payable and $15,000 as a related party note payable. We have no signed agreements for the indebtedness to Mr. Geary.

We owe Sean S. Lee, a former director, $15,000 as of April 30, 2017. This obligation is not interest bearing and is recorded as a related party trade accounts payable. We have no signed agreements for the indebtedness to Sean S. Lee.

We owe our former Chief Executive Officer and former Chairman of the board of directors, Manuel Teixeira, $100 as of April 30, 2017.

We owe a company controlled by our director, Thomas Carmody, $20,000 as of April 30, 2017 under a note payable with interest at 8% per annum, with a maturity date of November 18, 2017.

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

Item 14.  Principal Accounting Fees and Services.

On July 14, 2017 we notified KLJ & Associates, LLP (the “Former Accountant”) that we hired Fruci & Associates II, PLLC (the “New Accountant”) as the Company’s independent registered public accounting firm. The engagement of the New Accountant was approved by the Company’s board of directors on July 14, 2017

The following table presents fees for professional audit services rendered by our independent registered public accounting firm during the past two fiscal years.

	Fiscal 2017	Fiscal 2016
Audit fees	$10,000	$7,500
Audit related fees
Tax fees
All other fees
Total	$10,000	$7,500

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

Prior to engagement of the independent auditor for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the board of directors for approval.

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

3. Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

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

Date: September 8, 2017	VALUESETTERS, INC.

	By:	/s/ Cecilia Lenk
Cecilia Lenk
Chairman of the Board and Chief
Executive Officer
(Principal Executive Officer)

/s/ Avi Liss	Secretary and Director	September 8, 2017
Avi Liss

/s/ Thomas Carmody	Director	September 8, 2017
Thomas Carmody

/s/ Steven Geary	Director	September 8, 2017
Steven Geary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Valuesetters, Inc.

We have audited the accompanying balance sheet of Valuesetters, Inc. as of April 30, 2017, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. Valuesetters, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valuesetters, Inc. as of April 30, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has produced nominal revenue, sustained recurring losses, and relies on outside sources to fund its operations, which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Fruci & Associates II, PLLC

Fruci & Associates II, PLLC

Spokane, Washington

September 8, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Valuesetters, Inc.

We have audited the accompanying balance sheet of Valuesetters, Inc. (the “Company”) as of April 30, 2016, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. Management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based upon our audit the financial statements referred to above present fairly, in all material respects, the financial position of Valuesetters, Inc. as of April 30, 2016 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KLJ & Associates, LLP KLJ & Associates, LLP
Edina, MN
February 17, 2017

5201 Eden Ave

Suite 300

Edina, MN 55436

630.277.2330

Valuesetters, Inc.

Balance Sheets

	April 30, 2017	April 30, 2016

Assets
Current assets:
Cash and cash equivalents	$3,324	$843
Prepaid expenses	16,424	152,992
Other current assets	—	2,017
Total current assets	19,748	155,852
Non-current prepaid expenses	—	6,015
Equipment and software, net of accumulated depreciation	—	539,832
Total assets	$19,748	$701,699

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable
Trade	$285,219	$290,389
Related party	31,680	31,680
Accrued expenses	434,229	332,792
Deferred revenue	1,533	2,017
Notes payable – related parties	35,100	15,100
Secured note payable to related party	1,199,327	—
Current portion of long-term debt	533,066	—
Loan payable - bank	40,107	42,747
Demand notes payable	50,190	50,190
Total current liabilities	2,610,451	764,915

Long-term notes payable	—	533,066
Long-term unsecured related party note payable	—	20,000
Long-term secured note payable to related party	—	1,167,700
	2,610,451	2,485,681

Commitments and Contingencies

Stockholders’ deficit:
Common stock, $.001 par value; 900,000,000 shares authorized, 530,000,000 and 508,000,000 shares issued and outstanding in 2017 and 2016, respectively	530,000	508,000
Capital in excess of par value	660,439	661,039
Accumulated deficit	(3,781,142)	(2,953,021)
Total stockholders’ deficit	(2,590,703)	(1,783,982)
Total liabilities and stockholders’ deficit	$19,748	$701,699

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.
Statements of Operations

	Years Ended April 30,
	2017	2016

Revenues	$21,508	$44,878

Cost and expenses:
Costs of services	—	115,864
Selling, general and administrative	189,491	255,192
Depreciation	381,060	381,060

Total costs and expenses	570,551	752,116

Loss from operations	(549,043)	(707,238)
Other income (expense)
Interest expense	(115,301)	(113,636)
Loss on investments	(6,000)	(15,000)
Impairment loss	(158,772)	—
Other income	995	—
Total other income (expense)	(120,306)	(128,636)
Net loss before taxes	(828,121)	(835,874)
Income tax	—	—
Net loss	$(828,121)	$(835,874)

Basic and diluted loss per share	$0.00	$0.00
Weighted average number of shares outstanding	512,195,042	506,032,787

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.
Statements of Stockholders’ Deficit
For the years ended April 30, 2017 and 2016

			Capital in
			Excess of	Accumulated	Total
	Shares	Amount	Par Value	Deficit	Deficit
Balance, April 30, 2015	500,000,000	$500,000	$669,039	$(2,117,147)	$(948,108)
Net loss, April 30, 2016	—	—	—	(835,874)	(835,874)
Stock issued for services	8,000,000	8,000	(8,000)		—
Balance, April 30, 2016	508,000,000	508,000	661,039	(2,953,021)	(1,783,982)
Net loss, April 30, 2017				(828,121)	(669,349)
Stock issued to purchase investments	10,000,000	10,000	(3,000)		7,000
Stock issued for services	12,000,000	12,000	2,400		14,400
Balance, April 30, 2017	530,000,000	$530,000	$660,439	$(3,781,142)	$(2,590,703)

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.
Statements of Cash Flows

	Year Ended	Year Ended
	April 30, 2017	April 30, 2016
Operating activities
Net loss	$(828,121)	$(835,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	157,983	198,895
Depreciation	381,060	381,060
Impairment of fixed assets	158,772	—
Loss on investments	6,000	15,000
Changes in non-cash working capital balances
Accounts receivable	—	5,002
Prepaid expenses	—	4,097
Other assets	2,017	2,937
Accounts payable	96,267	211,757
Accrued expenses	12,327	10,540
Deferred revenue	(484)	(15,143)
Cash used in operating activities	(14,179)	(21,729)

Financing activities
Payments on bank loan	(2,640)	(3,057)
Payments on related party notes	—	(1,048)
Proceeds from demand note payable	—	11,040
Proceeds from note payable – related party	—	100
Proceeds from note payable – secured related party	19,300	10,300
Cash provided by financing activities	16,660	17,335

Increase (decrease) in cash and cash equivalents during the period	2,481	(4,394)
Cash and cash equivalents, beginning of the period	843	5,237
Cash and cash equivalents, end of the period	$3,324	$843

Cash paid for:
Interest	$2,608	$2,809
Income taxes	$—	$—

Non-cash financing activities:
– Common stock issued for investment securities	$7,000	$—

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

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

AS OF AND FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

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

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of shares outstanding. To the extent that stock options and warrants are anti-dilutive, they are excluded from the calculation of diluted loss per share. For 2017 and 2016, the Company excluded 38,733,333 shares of common stock issuable upon the exercise of outstanding stock options and fixed-rate convertible debt from the calculation of net loss per share because the effect would be anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents during fiscal 2017 and 2016.

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

Debt

At April 30, 2017 and 2016, the Company’s secured debt was carried at its face value plus accrued interest. In July 2014, the Company renegotiated its secured related party debt and a note payable to a former director, and these notes became term loans which matured on June 30, 2017, and are now technically in default, although the company has not received a default notice and the lenders have indicated that the terms of the notes can be extended. Based on the financial condition of the Company, it is impracticable for the Company to estimate the fair value of its short and long-term debt.

The Company has no instruments with significant off balance sheet risk.

VALUESETTERS, INC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

1. Description of Business and Summary of Accounting Principles (Continued)

Recent Accounting Pronouncements

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The revised effective date for this ASU is for annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. We will adopt this ASU when effective. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and our management is currently evaluating which transition approach to use. We are currently evaluating the possible impact of ASU 2014-09, but we do not anticipate that it will have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under this amendment, management is now required to determine every interim and annual period whether conditions or events exist that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. If management indicates that it is probable the entity will not be able to meet its obligations as they become due within the assessment period, then management must evaluate whether it is probable that plans to mitigate those factors will alleviate that substantial doubt. The guidance is effective for fiscal years, beginning after December 15, 2016. Early adoption is permitted. We do not expect the adoption of ASU 2014-15 to have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.”  ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015.  The new guidance will be applied on a retrospective basis and early adoption is permitted.  The Company chose early adoption of the new guidance, which had no impact on the Company’s consolidated results of operations, financial position or cash flows.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipt and Cash Payments. The new guidance addresses certain classification issues related to the statement of cash flows which will eliminate the diversity of practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 2017. Early adoption is permitted. We are currently evaluating the possible impact of ASU 2016-15, but do not anticipate that it will have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. The new guidance amends the consolidation guidance on how a reporting entity that is the single decision maker should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The guidance is effective for fiscal years beginning after December 2016. Early adoption is permitted. We are currently evaluating the possible impact of ASU 2016-17, but do not anticipate that it will have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

VALUESETTERS, INC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

2. Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained recurring losses from its continuing operations and as of April 30, 2017, had negative working capital of $2,590,703 and a stockholders’ deficit of $2,590,703. In addition, the Company is unable to meet its obligations as they become due and sustain its operations. The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.

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

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in its existence. Management’s plans include:

1.	Seek to raise debt or equity for working capital purposes and to pay off existing debt balances. With sufficient additional cash available to the Company, it can begin to make marketing expenditures and hire people to generate more revenues, and consequently cut monthly operating losses.

2.	Continue to look for software niches and digital products that can be sold via an Internet-based store. Various acquisition opportunities are being considered to help the Company generate additional revenues and obtain profitability.

3.	Continue to provide consulting services to early-stage companies, and begin charging a cash fee, in addition to an equity-based fee, in exchange for these services.

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

VALUESETTERS, INC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

3. Debt

The following table summarizes components debt as of April 30, 2017 and 2016:

	2017	2016	Interest Rate

Secured lender (affiliate)	$1,199,327	$1,167,700	8.00%
Term note	333,066	333,066	3.0%
Term note	200,000	200,000	2.0%
Notes payable – related parties	35,100	35,100	0.0%
Demand notes payable	50,190	50,190	0.0 – 10.0%
Loan payable – bank	40,107	42,747	5.5%
Total Debt	$1,857,790	$1,828,803

As of April 30, 2017 and 2016, the Company owed its principal lender (“Lender”) $1,199,327 and $1,167,700, respectively, under a loan and security agreement (“Loan”) dated April 28, 2011, that was amended on July 26, 2014, to change the maturity date to June 30, 2017. The loan is now in default for non-payment. The maximum amount of the Loan is $1,250,000, and interest on the Loan has been accrued and added to the principal balance of the Loan. The Lender is also the largest shareholder of the Company, owning 227,173,207 shares of common stock, or 42.9% of the 530,000,000 shares issued and outstanding, as of April 30, 2017.

In connection with the financing, the Company has agreed to certain restrictive covenants, including, among others, that the Company may not convey, sell, lease, transfer or otherwise dispose of any part of its business or property, except as permitted in the agreement, dissolve, liquidate or merge with any other party unless, in the case of a merger, the Company is the surviving entity, incur any indebtedness except as defined in the agreement, create or allow a lien on any of its assets or collateral that has been pledged to the Lender, make any loans to any person, except for prepaid items or deposits incurred in the ordinary course of business, or make any material capital expenditures

To secure the payment of all obligations to the lender, the Company granted to the lender a continuing security interest and first lien on all of the assets of the Company.

As of April 30, 2017 and 2016, the Company’s related-party unsecured notes payable totaled $35,100. The Company also owes $333,066 to a former board member, for a note payable dated April 30, 2011. In July 2014, this note was renegotiated to a 3% term loan due on June 30, 2017, and is currently in default for non-payment. The same person has personally guaranteed a bank line of credit under which the Company owes $40,107 and $42,747 as of April 30, 2017 and 2016, respectively. The Company pays $220 a month in principal payments on the outstanding balance, plus the monthly interest expense, which is calculated at a rate of 5.5% per annum.

Demand notes payable totaled $50,190 at April 30, 2017 and 2016.

VALUESETTERS, INC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

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

VALUESETTERS, INC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

5. Income Taxes

At April 30, 2017, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $2,100,000 expiring in the years of 2018 through 2033. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar State provisions.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of April 30, 2017 and 2016 were as follows:

	2017	2016

Deferred tax assets, net:
Net operating loss carryforwards	$2,100,000	$1,700,000
Valuation allowance	2,100,000	1,700,000

Net deferred assets	$—	$—

The valuation allowance increased by $400,000 to $2,100,000 at April 30, 2017 from $1,700,000 at April 30, 2016.

The following is a reconciliation of the tax provisions for the years ended April 30, 2017 and 2016 with the statutory Federal income tax rates:

	Percentage of Pre-Tax Income
	2017	2016

Statutory Federal income tax rate	34.0%	34.0%
Loss generating no tax benefit	(34.0)	(34.0)

Effective tax rate	—	—

The Company did not have any material unrecognized tax benefits as of April 30, 2017 and 2016. The Company does not expect the unrecognized tax benefits to significantly increase or decrease within the next twelve months.  The Company recorded no interest and penalties relating to unrecognized tax benefits as of and during the years ended April 30, 2017 and 2016. The Company is subject to U.S. federal income tax, as well as taxes by various state jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending April 30, 2014 through 2017.

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

VALUESETTERS, INC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

7. Stockholders’ Deficit

The Company is authorized to issue 900,000,000 shares of its common stock, par value $0.001. 530,000,000 and 508,000,000 shares were outstanding as of April 30, 2017 and 2016, respectively. In fiscal 2017, 12,000,000 shares were issued for consulting services and 10,000,000 shares were issued to purchase shares and membership units in a total of seven early stage companies. 8,000,000 shares were issued in fiscal 2016 for consulting services. The following tables summarize information about options outstanding at April 30, 2017 and 2016.

	Options Outstanding			Options Exercisable
Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Outstanding	Price

As of April 30, 2017 $0.03	18,000,000	2.02	$0.03	17,913,777	$0.03

As of April 30, 2016 $0.03	18,000,000	3.02	$0.03	13,417,883	$0.03

	Number of Shares	Exercise Price Per Share	Average Exercise Price
Outstanding April 30, 2015	18,000,000	$0.03	$0.03

Granted during year ended April 30, 2016	—	—	—

Exercised/canceled during year ended April 30, 2016	—	—	—

Outstanding April 30, 2016	18,000,000	$0.03	$0.03

Granted during year ended April 30, 2017	—	—	—

Exercised/canceled during year ended April 30, 2017	—	—	—

Outstanding April 30, 2017	18,000,000	$0.03	$0.03

Options exercisable, April 30, 2017	17,913,777	$0.03	$0.03

On May 7, 2014, the Company granted 5-year stock options that fully vest over a three year period to three consultants. Each consultant was granted an option to purchase up to 6 million shares of the Company’s common stock at a price of $0.03 per share. The Company entered consulting agreements to issue common stock and options to purchase common stock, and recorded the applicable non-cash expense in accordance with the authoritative guidance of the Financial Accounting Standards Board. For the years ended April 30, 2017 and 2016, the Company recorded $157,983 and $198,895, respectively, in stock-based compensation expense. As of April 30, 2017, there was $16,424 of prepaid stock-based compensation expense.

8. Loss Per Common Share

Loss per common share data was computed as follows:

	2017	2016

Net loss	$(828,121)	$(835,874)

Weighted average common shares outstanding	512,195,042	506,032,787
Effect of dilutive securities	—	—
Weighted average dilutive common shares outstanding	512,195,042	506,032,787

Loss per common share – basic	$(.00)	$(.00)

Loss per common share – diluted	$(.00)	$(.00)

VALUESETTERS, INC

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF AND FOR THE YEARS ENDED APRIL 30, 2017 AND 2016

9. Related Party Transactions

The Company’s largest shareholder is also its principal lender. As of April 30, 2017 and 2016, the Company owed its largest shareholder, under a secured lending agreement, $1,199,327 and $1,167,700, respectively. The maximum amount of the loan is $1,250,000, and the loan matures on June 30, 2017. Interest payments are accrued monthly and added to the principal balance of the note. The largest shareholder of the Company owns 227,173,207 shares of common stock, or 42.9% of the 530,000,000 shares issued and outstanding at April 30, 2017.

The Company has accounts payable to two directors for a total of $31,680 as of April 30, 2017 and 2016.

The Company has a note payable to a director for $15,000 as of April 30, 2017 and 2016.

The Company owes its former Chief Executive Officer and Chairman of the board of directors $100 and $1,048 as of April 30, 2017 and 2016, respectively.

10. Purchase of a Business

On September 30, 2014, the Company purchased assets and assumed certain liabilities of a voice over Internet protocol (“VoIP”) business (the “Business”) that sells under the name of VoX Communications and VoX Mobile. The seller required 40,000,000 shares of the Company’s common stock, which was provided to the seller by our largest shareholder and secured lender, Vaxstar LLC (“Vaxstar”). In a simultaneous transaction, Vaxstar sold the Business to the Company for a $1,000,000 increase in our secured note that was due on June 30, 2017. In conjunction with this purchase, we recorded assets of $1,170,041, consisting of equipment and software of $1,143,177, accounts receivable of $19,415 and other assets of $7,449. We also recorded $1,170,041 in liabilities, consisting of the $1,000,000 loan, $151,241 in accounts payable and accrued expenses and $18,800 in deferred revenue. All the equipment on our balance sheet is from this purchase. We depreciated the equipment over a three-year life and at April 30, 2017, we recognized an impairment loss of $158,772 to write down the balance of our net fixed assets to $0.

11. Investments

During fiscal 2017, the Company acquired an equity interest in seven early-stage companies, Zelgor Inc., MadHat Media Inc, Chronability, Dark LLC, Storeboard Inc, Splyst LLC and Rivetz Corp. by issuing 10,000,000 shares of its common stock. During fiscal 2016 the Company acquired an equity interest in Dark LLC, Sportsclub LLC, Reper LLC and Cupcrew LLC in exchange for consulting services. The Company also is providing additional services for NetCapital Systems LLC, for which it earns equity, under a new agreement in August 2016. When the Company acquires equity in another entity in exchange for consulting services, the Company only recognizes consulting revenues on its income statement and the cost of the investment on its balance sheet in instances where the value of the early-stage company can be determined through publicly available evidence such as audited financial statements or a market value on a trading platform. The Company recorded a valuation loss on investments at April 30, 2017 and 2016 of $6,000 and $15,000, respectively.

12 Subsequent Events

In August 2017, the Company’s board of directors granted 20,000,000 shares of our common stock as compensation to the Company’s new Chief Executive Officer, 10,000,000 of which vest immediately and 10,000,000 of which vest over a two-year period. 5,000,000 shares, vesting over 2 years, were also approved for the Company’s Chief Technology Officer.

In August 2017, the Company issued 24,590,000 shares of common stock to retire $24,590 in debt.