Form 10-Q
period 2017-07-31
ValueSetters Inc.
filed 2017-09-20
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2017

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55036

VALUESETTERS INC.
(Exact name of registrant as specified in its charter)

Utah	87-0409951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
745 Atlantic Avenue Boston MA 02111
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

As of September 20, 2017, the Company had 574,590,000 shares of its common stock, par value $0.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VALUESETTERS, INC.

Condensed Balance Sheets

	July 31, 2017	April 30, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$296	$3,324
Prepaid expenses	3,209	16,424
Total current assets	3,505	19,748

Deposits	6,300	—
Total assets	$9,805	$19,748

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable
Trade	$283,933	$285,219
Related party	31,680	31,680
Accrued expenses	463,191	434,229
Deferred revenue	1,479	1,533
Notes payable – related parties	35,100	35,100
Secured note payable to related party	1,217,069	1,199,327
Term notes payable	533,066	533,066
Loan payable – bank	39,447	40,107
Demand notes payable	47,300	50,190
Total current liabilities	2,652,265	2,610,451

Commitments and contingencies	—	—

Stockholders’ deficit:
Common stock, $.001 par value; 900,000,000 shares authorized, 564,590,000 and 530,000,000 shares issued and outstanding, respectively, at July 31, 2017 and April 30, 2017	564,590	530,000
Capital in excess of par value	682,734	660,439
Accumulated deficit	(3,889,784)	(3,781,142)
Total stockholders’ deficit	(2,642,460)	(2,590,703)
Total liabilities and stockholders’ deficit	$9,805	$19,748

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended July 31,
	2017	2016

Revenues	$1,933	$3,741

Cost and expenses:

Selling, general and administrative	70,181	42,435
Depreciation	—	95,265

Total costs and expenses	70,181	137,700

Loss from operations	(68,248)	(133,959)
Other income (expense)
Interest expense	(29,049)	(28,974)
Loss on debt settlement	(12,295)
Other income	950
Total other income (expense)	(40,394)	(28,974)
Net loss before taxes	(108,642)	(162,933)
Income tax	—	—
Net loss	$(108,642)	$(162,933)

Basic and diluted loss per share	$0.00	$0.00
Weighted average number of basic and diluted shares outstanding	533,572,308	508,000,000

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.
Condensed Statements of Cash Flows

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	July 31,	July 31,
	2017	2016

Operating activities
Net loss	$(108,642)	$(162,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	33,215	38,248
Depreciation	—	95,265
Loss on debt settlement	12,295	—
Changes in non-cash working capital balances
Deposits	(6,300)
Accounts payable	27,676	2,017
Accounts payable – related party	—	(1,307)
Accrued expenses	3,635	28,595
Deferred revenue	(54)	—
Cash used in operating activities	(38,175)	(115)

Financing activities
Payments on bank loan	(660)	(660)
Proceeds from demand note payable	21,700	—
Proceeds from note payable – secured related party	14,107	—
Cash provided by (used in) financing activities	35,147	(660)

Decrease in cash and cash equivalents during the period	(3,028)	(775)
Cash and cash equivalents, beginning of the period	3,324	843
Cash and cash equivalents, end of the period	$296	$68

Cash paid for:
Interest	$632	$677
Income taxes	$—	$—
Non-cash financing activities
Common stock issued for debt settlement	$24,590	$—

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.

Notes To Condensed Financial Statements (Unaudited)

Note 1– Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2017, are not necessarily indicative of the results that may be expected for the year ended April 30, 2018. For further information, refer to the audited financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended April 30, 2017.

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained recurring losses from its continuing operations and as of July 31, 2017, had negative working capital of $2,648,760 and a stockholders’ deficit of $2,642,460. In addition, the Company is unable to meet its obligations as they become due and sustain its operations. The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.

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

Management’s plans include:

1.	Seek to raise debt or equity for working capital purposes and to pay off existing debt balances. With sufficient additional cash available to the Company, it can begin to make marketing expenditures and hire people to generate more revenues, and consequently cut monthly operating losses.

2.	Continue to look for software niches and other digital products that can be sold via an Internet-based store. Various acquisition opportunities may help us generate the revenues we are seeking and be a quicker path to profitability than organic growth.

3.	Continue to provide advisory services to early-stage companies and assist them with capital raises. Beginning in September 2017, the Company has a Chief Executive Officer, Chief Financial Officer and Chief Technology Officer, all of whom are active in seeking new advisory opportunities.

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

Note 3 – Income (Loss) Per Common Share

Income (Loss) per common share data was computed as follows:

	Three Months Ended July 31, 2017	Three Months Ended July 31, 2016

Net income (loss)	$(108,642)	$(162,933)

Weighted average common shares outstanding	533,572,308	508,000,000
Effect of dilutive securities	—	—
Weighted average dilutive common shares outstanding	533,572,308	508,000,000

Income (Loss) per common share – basic	$.00	$(.00)

Income (Loss) per common share – diluted	$.00	$(.00)

For the three-month periods ended July 31, 2017 and 2016, the Company excluded 38,733,333 shares of common stock issuable upon the exercise of outstanding stock options and fixed-rate convertible debt from the calculation of net loss per share because the effect would be anti-dilutive.

Note 4 – Principal Financing Arrangements

The following table summarizes components of debt as of July 31, 2017 and April 30, 2017:

	July 31, 2017	April 30, 2017	Interest Rate

Secured lender	$1,217,069	$1,199,327	8.0%
Related party notes	35,100	35,100	0.0% - 8.0%
Term note payable	333,066	333,066	3.0%
Term note payable	200,000	200,000	2.0%
Other notes payable	47,300	50,190	0.0% - 10.0%
Due to bank	39,447	40,107	5.5%
Total Debt	$1,871,982	$1,857,790

As of July 31, 2017 and April 30, 2017, the Company owed its principal lender (“Lender”) $1,217,069 and $1,199,327, respectively, under a loan and security agreement (“Loan”) dated April 28, 2011, that was amended on July 26, 2014 to change the maturity date to June 30, 2017. The loan is now in default for non-payment, but the Lender has not issued a default notice. The maximum amount of the Loan is $1,250,000. The Lender is also the largest shareholder of the Company, owning 227,173,207 shares of common stock, or 40% of the 564,590,000 shares issued and outstanding.

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

As of July 31, 2017 and April 30, 2017, the Company’s related-party unsecured notes payable totaled $35,100. $15,000 is payable to a board member at a zero percent interest rate and $100 is payable to a former board member at a zero percent interest rate. $20,000 is payable to an entity that owns the majority of our largest shareholder. This note accrues interest at a rate of 8% per annum and is due in January 2018.

The Company owes JP Morgan Chase Bank $39,447 and $40,107 and as of July 31, 2017 and April 30, 2017, respectively. The Company pays approximately $220 a month in principal payments on the outstanding balance, plus the monthly interest expense, which is calculated at a rate of 5.5% per annum.

Other notes payable totaled $47,300 and $50,190 at July 31, 2017 and April 30, 2017, respectively. The notes are payable on demand, and $18,500 of the notes are convertible into common stock at a price of $0.0025 per share.

The Company owes $533,066 at July 31, 2017 and April 30, 2017 to two individual note holders. A $200,000 note is due in September 2017 and accrues interest at an annual rate of 2%. The holder can convert the note into shares of common stock at a price of $0.01 per share. A second note for $333,066 accrues interest at 3% per annum and was due in June 2017. The note is technically in default, but the lender has not issued a default notice.

Note 5 – Income Taxes

At July 31, 2017, the Company had net operating loss carryforwards for federal income tax purposes of approximately $2,100,000 that expire in the years 2018 through 2033. The Company has provided an allowance for the full value of the related deferred tax asset since it is more likely than not that none of such benefit will be realized. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

Due to the loss for the three-month periods ended July 31, 2017 and 2016, the Company has recorded no income tax expense in either of these three-month periods.

Note 6 – Related Party Transactions

The Company’s largest shareholder is also its principal lender. As of July 31, 2017 and April 30, 2017, the Company owed its largest shareholder, under a secured lending agreement, $1,217,069 and $1,199,327 respectively. The maximum amount of the loan is $1,250,000, and the loan matured on June 30, 2017. The largest shareholder of the Company owns 227,173,207 shares of common stock, or 40% of the 564,590,000 shares issued and outstanding.

The Company owes a director $31,680 as of July 31, 2017 and April 30, 2017, which is recorded as accounts payable.

The Company owes a former director, who resigned on August 7, 2017, $15,000 as of July 31, 2017 and April 30, 2017.

The Company owes a related party $20,000 as of July 31, 2017 and April 30, 2017 under a note payable with interest at 8% per annum, with a maturity date of November 18, 2017.

The Company owes its former Chief Executive Officer and Chairman of the board of directors $100 as of July 31, 2017 and April 30, 2017.

Note 7 – Stockholders’ Deficit

The Company is authorized to issue 900,000,000 shares of its common stock, par value $0.001. 564,590,000 and 530,000,000 shares were outstanding as of July 31, 2017 and April 30, 2017, respectively.

In the first quarter of fiscal 2018, the Company issued 10,000,000 shares of restricted stock to its chief executive officer and 24,590,000 to a creditor to settle $24,590 in debt.

On May 7, 2014, the Company granted 5-year stock options that fully vest over a three year period to three consultants. Each consultant was granted an option to purchase up to 6 million shares of the Company’s common stock at a price of $0.03 per share. The stock options are fully vested as of July 31, 2017.

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

Note 8 – Fair Value

The Fair Value Measurements Topic of the FASB Accounting Standards Codification establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

●	Level 1: inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the company has the ability to access at the measurement date.

●	Level 2: inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

●	Level 3: inputs are unobservable inputs for the asset or liability.

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

Note 9 – Stock-Based Compensation Plans

The Company entered consulting agreements to issue common stock and options to purchase common stock, and recorded the applicable non-cash expense in accordance with the authoritative guidance of the Financial Accounting Standards Board. For the three-month periods ended July 31, 2017 and 2016, the Company recorded $33,215 and $38,248, respectively, in stock-based compensation expense. As of July 31, 2017, there was $3,209 of prepaid stock-based compensation expense for services that end on September 13, 2017.

Note 10 – Deposits

The company utilizes office space in Boston, Massachusetts, under a month-to-month lease agreement that allows to company to end its lease by providing 30-day written notice. The lease agreement includes a deposit of $6,300.

Note 11 – Subsequent Events

Effective September 1, 2017, the board of directors of the Company approved a compensation package that awarded to each of the Company’s chief executive and chief financial officers, 20,000,000 shares of the Company’s common stock, 10,000,000 shares of which vest on the first day of employment and 10,000,000 of which vest quarterly, on a straight-line basis, over two years. In addition, the chief technology officer was granted 5,000,000 shares of common stock, vesting on a quarterly basis over a two-year period.

The 10,000,000 share grant to the chief executive officer was recorded as an expense on July 28, 2017, the day she accepted the position, and the remaining 10,000,000 is being recognized as non-cash compensation expense over a two-year period. The chief financial officer accepted the position on September 5, 2017, and the compensation expense will be recognized over a two-year period, beginning in the second quarter of fiscal 2018. The stock-based compensation expense for the chief technology officer will be recognized over a two-year period, beginning in the second quarter of fiscal 2018.

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

Overview

ValueSetters is a publicly traded, boutique advisory firm, based in Boston, MA. Our team of experts, including entrepreneurs, angel investors, and industry specialists, work with companies at all stages to provide assistance with capital raising, strategy, and technology consulting. Beginning in the first quarter of fiscal 2015, we began consulting for small companies and taking an equity stake in these companies in exchange for our services. With the addition of Cecilia Lenk as CEO and Sarah Quinn as CTO in July, 2017, the company began growing the advisory services component of its business. We plan to continue to take equity stakes in some companies and it remains our strategy to purchase part or all of early-stage companies and cross pollinate the ideas, technology and expertise within these companies to enhance the operations, profits and market share of all the entities, at an affordable price.

In those cases where we take an equity stake in an early-stage company for which we consult, we do not always record the investment as an asset on our books. Our policy is to record the investment, based on the value of our services rendered, only in instances where the early-stage company begins generating revenues. If the early-stage company is unable to generate revenues by the time we file our periodic reports, we do not consider our consulting services as revenue to our company.

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

We also consulted for Zelgor, a mobile phone game company, which builds massive multiplayer online social games on top of the real world map. It combines elements of classic arcade games and GPS technology, and ValueSetters currently owns 5% of Zelgor, which recently raised additional capital through the Netcapital platform. See http://www.zelgor.com.

The company also has developed, and continues to operate and license, Internet-based technologies for online game players and app users. These are operated on an automated basis with the belief that Internet operations, customer sign-ups, sales and game playing should occur without requiring a Company employee to participate in the transaction, so that it is possible for the Company to quickly expand in the event the number of subscribers begins to rapidly grow on a viral basis. Our back-office software operates 24 hours a day and can quickly collect money from and deliver games to subscribers. Similarly, we created and license to onedotsport LLC a video-calling product with a dynamic booking system, which collects an upfront credit-card payment, so that fans can book a time to call their favorite athlete. The software allows a fan to reserve and pre-pay for a specific 20-minute period, which the athlete has made available for one-on-one video calls. The athlete confirms the call and when the call is over, the fan receives a photo of the call that can be posted on social media websites. The video call works in a browser via WebRTC technology so that the fan and the athlete do not need a video calling service and do not need to exchange phone numbers. A link is emailed to both video-call participants and they click on the link at the specified time and can speak to and see each other through their mobile phones, laptops, or webcams. The beta site is operational at https://www.1on1.fans.

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

Results of Operations

For the Three Months Ended July 31, 2017 Compared to the Three Months Ended July 31, 2016

Our revenues for the three-months ended July 31, 2017 decreased by $1,808, or 48%, to $1,933 as compared to $3,741 reported for the three months ended July 31, 2016. The decrease in revenues is attributable to a decrease in consulting services. With the hiring of July of a new CEO and a CTO, we believe we will experience revenue growth in the next three quarters.

Selling, general and administrative expenses increased by $27,746, to $70,181 for the three-months ended July 31, 2017 from $42,435 reported in the three-months ended July 31, 2016. The increase is primarily attributable to an increase in rent, accounting and consulting expenses in the first quarter of fiscal 2017.

Interest expense increased by $75 to $29,049 for the three-months ended July 31, 2017, as compared to $28,974 for the three months ended July 31, 2016. Although our total borrowing is higher, our effective interest rate is slightly lower.

Liquidity and Capital Resources

At July 31, 2017, we had cash and cash equivalents of $296 and negative working capital of $2,648,760 as compared to cash and cash equivalents of $3,324 and negative working capital of $2,590,703 at April 30, 2017.

Net cash used in operating activities amounted to $38,175 and $115 in the three-months ended July 31, 2017 and 2016, respectively. The principal use of cash from operating activities in the three-months ended July 31, 2017 was the net loss of $108,642, which was offset by two non-cash items, a loss on debt settlement of $12,295 and stock-based compensation of $33,215. In addition, there was an increase in accounts payable of $27,676. The principal use of cash from operating activities in the three-months ended July 31, 2016 was the net loss of $162,933, which was offset by two non-cash items, depreciation of $95,265 and stock-based compensation of $38,248.

There was no investing activity in the three-months ended July 31, 2017 and 2016.

Net cash provided by financing activities aggregated $35,147 in the three-months ended July 31, 2017. The principal use of cash was payments of bank debt of $660, which was offset by proceeds of $21,700 in notes payable and $14,107 of additional borrowing from our secured lender. In the first quarter of fiscal 2017, net cash used in financing activities consisted of $660 in principal payments for a bank loan.

In the three-months ended July 31, 2017 and 2016, there were no expenditures for capital assets. We do not anticipate any capital expenditures in fiscal 2018.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern. However, we have sustained net losses from operations during the last several years, and we have very limited liquidity. Management anticipates that we will be dependent, for the near future, on additional capital to fund our operating expenses and anticipated growth, which we intend to achieve through consulting services and the further development of telecom and game applications. Although we are choosing methods of growth that potentially minimize the use of cash, we cannot be assured that we will be able to obtain the cash to market the digital products we sell or that we will be successful in increasing our sales. Furthermore, the report of our independent registered public accounting firm expresses doubt about our ability to continue as a going concern. Our operating losses have been funded through borrowings under a line of credit from our largest shareholder, and we are in default as of July 1, 2017 for non-payment. We intend to negotiate a new debt agreement with our largest shareholder and we anticipate we will be allowed to continue to operate the business without significant interruption. A loan from a former director, which totals $443,011, including accrued unpaid interest, was also due on June 30, 2017 and is technically in default as of July 1, 2017. We have received no default notices from our lenders and we anticipate they will be cooperative with us and not demand principal or interest payments.

Our required debt payments for a bank loan, which has a balance of $39,447 at July 31, 2017, amounts to $220 a month of principal and approximately the same amount in interest every month, at an interest rate that is approximately 5.5% per annum. As referred to above, we owe a former director $443,011, in conjunction with a term note, which accrues interest at a rate of 3% per annum, and is in default. We owe our Lender, who is also our largest shareholder, $1,217,069 at July 31, 2017. Our Lender holds a term note bearing interest at an annual rate of 8%, which is in default. We also have balances due to directors, in both accounts payable and notes payable. Our total liabilities to related parties amount to $1,283,849 at July 31, 2017. We have not paid interest on any related party debt; the interest accrues each month. We believe our related party creditors will not demand payment of our current liabilities to them, in the near future, although each lender may have a change in circumstances and demand payment. Any demand for payment from a related party will have an adverse impact on our ability to achieve our longer-term business objectives, and will adversely affect our ability to continue operating as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended July 31, 2017, we issued 24,590,000 shares of common stock as a debt settlement of $24,590. We also issued 10,000,000 shares of common stock to our chief executive officer as compensation.

Item 3. Defaults Upon Senior Securities.

None, except as described in Note 4 – Principal Financing Arrangements.

Item 4. Mine Safety Disclosures.

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

Date: September 20, 2017	VALUESETTERS, INC.

	By:	/s/ Cecilia Lenk
Cecilia Lenk
Chairman of the Board and Chief Executive Officer