Form 10-Q
period 2017-10-31
ValueSetters Inc.
filed 2017-12-14
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2017

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

Emerging growth company  [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of December 14, 2017, the Company had 683,964,346 shares of its common stock, par value $0.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VALUESETTERS, INC.

Condensed Consolidated Balance Sheets

	October 31, 2017	April 30, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,763	$3,324
Accounts receivable	2,000	—
Prepaid expenses	—	16,424
Total current assets	4,763	19,748

Deposits	10,500	—
Investments	23,000	—
Total assets	$38,263	$19,748

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable
Trade	$281,841	$285,219
Related party	31,680	31,680
Accrued expenses	142,231	434,229
Deferred revenue	1,364	1,533
Notes payable – related parties	68,700	35,100
Secured note payable to related party	—	1,199,327
Term notes payable	200,000	533,066
Loan payable – bank	38,787	40,107
Demand notes payable	47,300	50,190
Total current liabilities	811,903	2,610,451

Long-term secured note payable – related party	1,000,000	—

Commitments and contingencies	—	—

Stockholders’ deficit:
Common stock, $.001 par value; 900,000,000 shares authorized, 683,964,346 and 530,000,000 shares issued and outstanding, respectively, at October 31, 2017 and April 30, 2017	683,964	530,000
Capital in excess of par value	1,220,031	660,439
Accumulated deficit	(3,677,635)	(3,781,142)
Total stockholders’ deficit	(1,773,640)	(2,590,703)
Total liabilities and stockholders’ deficit	$38,263	$19,748

See Accompanying Notes to the Condensed Consolidated Financial Statements

VALUESETTERS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	October 31, 2017	October 31, 2016	October 31, 2017	October 31, 2016

Revenues	$26,052	$9,673	$24,119	$5,932

Costs and expenses:
Depreciation	—	190,530	—	95,265
Stock-based compensation	86,312	76,496	53,097	38,248
Selling, general and administrative	81,101	8,684	44,135	4,497
Total costs and expenses	167,413	275,710	97,232	138,010

Loss from operations	(141,361)	(266,037)	(73,113)	(132,078)

Other income (expense):
Interest expense	(56,046)	(58,193)	(26,997)	(29,219)
Gain on debt settlement	299,964	—	312,259	—
Other income	950	—	—	—
Total other income (expense)	244,868	(58,193)	285,262	(29,219)
Net income (loss)	$103,507	$(324,230)	$212,149	$(161,297)

Basic earnings (loss) per share	$0.00	$(0.00)	$0.00	$0.00)
Diluted earnings (loss) per share	$0.00	$(0.00)	$0.00	$0.00)

Weighted average number of common shares outstanding:
Basic	559,841,092	508,000,000	586,109,876	508,000,000
Diluted	559,841,092	508,000,000	586,109,876	508,000,000

See Accompanying Notes to the Condensed Consolidated Financial Statements

VALUESETTERS, INC.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	October 31,	October 31,
	2017	2016

Operating activities
Net income (loss)	$103,507	$(324,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	86,312	76,496
Depreciation	—	190,530
Gain on debt settlement	(299,964)	—
Changes in non-cash working capital balances
Accounts receivable	(2,000)	—
Deposits and other assets	(10,500)	2,017
Accounts payable	(3,378)	(2,539)
Accounts payable – related party	—	—
Accrued expenses	82,744	58,355
Deferred revenue	(169)	—
Cash (used in) provided by operating activities	(43,448)	629

Financing activities
Payments on bank loan	(1,320)	(1,320)
Payment on related party note	(100)	—
Proceeds from notes payable	21,700	—
Proceeds from related party note	8,500	—
Proceeds from note payable – secured related party	14,107	1,000
Cash provided by (used in) financing activities	42,887	(320)

Decrease in cash and cash equivalents during the period	(561)	309
Cash and cash equivalents, beginning of the period	3,324	843
Cash and cash equivalents, end of the period	$2,763	$1,152

Cash paid for:
Interest	$1,286	$1,423
Income taxes	$—	$—
Non-cash financing activities
Common stock issued for debt settlement	$230,480	$—
Common stock issued for investment	$23,000	$—

See Accompanying Notes to the Condensed Consolidated Financial Statements

VALUESETTERS, INC.

Notes To Condensed Consolidated Financial Statements (Unaudited)

Note 1– Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six- and three-month periods ended October 31, 2017, are not necessarily indicative of the results that may be expected for the year ended April 30, 2018. For further information, refer to the audited financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended April 30, 2017.

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained recurring losses from its continuing operations and as of October 31, 2017, had negative working capital of $807,140 and a stockholders’ deficit of $1,773,640. In addition, the Company is unable to meet its obligations as they become due and sustain its operations. The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.

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

Note 3 – Income (Loss) Per Common Share

Income (Loss) per common share data was computed as follows:

	Six Months Ended October 31, 2017	Six Months Ended October 31, 2016	Three Months Ended October 31, 2017	Three Months Ended October 31, 2016
Net income (loss) attributable to common stockholders – basic	$103,507	$(324,230)	$212,149	$(161,297)
Adjustments to net loss	—	—	—	—
Net income (loss) attributable to common stockholders – diluted	$103,507	$(324,230)	$212,149	$(161,297)

Weighted average common shares outstanding - basic	559,841,092	508,000,000	586,109,876	508,000,000
Effect of dilutive securities	—	—	—	—
Weighted average common shares outstanding – diluted	559,841,092	508,000,000	586,109,876	508,000,000

Earnings (loss) per common share - basic	$0.00	$(0.00)	$0.00	$(0.00)
Earnings (loss) per common share - diluted	$0.00	$(0.00)	$0.00	$(0.00)

For the six and three-month periods ended October 31, 2017 and 2016, the Company excluded 46,133,333 and 38,733,333 shares, respectively, of common stock issuable upon the exercise of outstanding stock options and fixed-rate convertible debt from the calculation of net loss per share because the effect would be anti-dilutive.

Note 4 – Principal Financing Arrangements

The following table summarizes components of debt as of October 31, 2017 and April 30, 2017:

	Oct. 31, 2017	April 30, 2017	Interest Rate

Secured lender	$1,000,000	$1,199,327	1.25%
Related party notes	68,700	35,100	0.0% - 8.0%
Term notes payable	200,000	533,066	2.0% - 3.0%
Other notes payable	47,300	50,190	0.0% - 10.0%
Due to bank	38,787	40,107	5.5%
Total Debt	$1,354,787	$1,857,790

As of October 31, 2017 and April 30, 2017, the Company owed its principal lender (“Lender”) $1,000,000 and $1,199,327, respectively, under a loan and security agreement (“Loan”) dated April 28, 2011, that was amended on October 31, 2017 to change the maturity date to October 31, 2020, reduce the interest rate from 8% to 1.25% per annum, and reduce the default interest rate from 15% to 8% per annum (the “Amendments”). In conjunction with the Amendments, the Lender also agreed to reduce the total debt and accrued interest payable to $1,000,000, in exchange for the Company issuing to the Lender 44,198,246 shares of its common stock. The Lender is also the largest shareholder of the Company, owning 271,371,454 shares of common stock, or 40% of the 683,964,346 shares issued and outstanding.

The Amendments were reported in the Current Report on Form 8-K dated October 31, 2017 as an aggregate settlement of debt plus accrued interest of $220,991 in exchange for 44,198,246 shares of the Company’s common stock, to reduce the total amount due to $1,000,000. Based upon subsequent negotiations that took place and superseded agreements that were executed, the total decrease in the Loan balance amounted to $453,031. Consequently, upon issuance of the 44,198,246 shares, the Company recorded an increase of $44,198 in common stock and $408,833 in capital in excess of par value.

Under the provisions of the Loan, the Company has agreed to certain restrictive covenants, including, among others, that the Company may not convey, sell lease, transfer or otherwise dispose of any part of its business or property, except as permitted in the agreement, dissolve, liquidate or merge with any other party unless, in the case of a merger, the Company is the surviving entity, incur any indebtedness except as defined in the agreement, create or allow a lien on any of its assets or collateral that has been pledged to the Lender, make any loans to any person, except for prepaid items or deposits incurred in the ordinary course of business, or make any material capital expenditures

To secure the payment of all obligations to the Lender, the Company granted to the lender a continuing security interest and first lien on all of the assets of the Company.

As of October 31, 2017 and April 30, 2017, the Company’s related-party unsecured notes payable totaled $68,700. $15,000 is payable to a board member at a zero percent interest rate and $53,700 is payable to an entity that owns the majority of our largest shareholder. One related-party note totals $20,000 and accrues interest at a rate of 8% per annum and is due in January 2018. The remaining related-party debt payable of $33,700 is payable immediately and accrues interest at a rate of 8% per annum.

The Company owes JP Morgan Chase Bank $38,787 and $40,107 and as of October 31, 2017 and April 30, 2017, respectively. The Company pays approximately $220 a month in principal payments on the outstanding balance, plus the monthly interest expense, which is calculated at a rate of 5.5% per annum.

Other notes payable totaled $47,300 and $50,190 at October 31, 2017 and April 30, 2017, respectively. The notes are payable on demand, and $18,500 of the notes are convertible into common stock at a price of $0.0025 per share, and $5,500 is convertible into common stock at a price of $0.0075 per share.

The Company owes $200,000 and $533,066 at October 31, 2017 and April 30, 2017, respectively, to two individual note holders. A $200,000 note was due in September 2017 and accrues interest at an annual rate of 2%. The holder can convert the note into shares of common stock at a price of $0.01 per share. A second note for $333,066 (the “Second Note”), accrued interest at 3% per annum and was due in June 2017. The note plus accrued interest was converted into shares of common stock on October 5, 2017. See Note 7.

The settlement of the Second Note was reported in the Current Report on Form 8-K dated October 10, 2017 as an aggregate settlement of $314,000 in debt plus accrued interest of $129,011, in exchange for 44,301,100 shares of the Company’s common stock. The Company also reported a $40,000 debt settlement for 8,000,000 shares of the Company’s common stock. Based upon subsequent negotiations that took place and superseded agreements that were executed, the total number of shares issued of 52,301,100 were valued at a total of $130,753 for the settlement of obligations of $443,011, resulting in a gain on debt settlement of $312,259 in the three-month period ended October 31, 2017.

Note 5 – Income Taxes

At October 31, 2017, the Company had net operating loss carryforwards for federal income tax purposes of approximately $2,100,000 that expire in the years 2018 through 2033. The Company has provided an allowance for the full value of the related deferred tax asset since it is more likely than not that none of such benefit will be realized. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

Due to the loss for the six- and three-month periods ended October 31, 2017 and 2016, the Company has recorded no income tax expense in any of these six- and three-month periods.

Note 6 – Related Party Transactions

The Company’s largest shareholder is also its principal lender. As of October 31, 2017 and April 30, 2017, the Company owed its largest shareholder, under a secured lending agreement, $1,000,000 and $1,199,327 respectively. The maximum amount of the loan is $1,250,000, and the loan is due on October 31, 2020. The largest shareholder of the Company owns 271,371,454 shares of common stock, or 40% of the 683,964,346 shares issued and outstanding.

The Company owes a director $31,680 as of October 31, 2017 and April 30, 2017, which is recorded as accounts payable.

The Company owes a former director, who resigned on August 7, 2017, $15,000 as of October 31, 2017 and April 30, 2017.

The Company owes a related party $20,000 as of October 31, 2017 and April 30, 2017 under a note payable with interest at 8% per annum, with a maturity date of November 18, 2017, and as of October 31, 2017, an additional $33,700 payable on demand..

The Company owes its former Chief Executive Officer $0 and $100 as of October 31, 2017 and April 30, 2017, respectively.

Note 7 – Stockholders’ Deficit

The Company is authorized to issue 900,000,000 shares of its common stock, par value $0.001. 683,964,346 and 530,000,000 shares were outstanding as of October 31, 2017 and April 30, 2017, respectively.

In the first quarter of fiscal 2018, the Company issued 10,000,000 shares of restricted common stock to its Chief Executive Officer and 24,590,000 to a creditor to settle $24,590 in debt.

In the second quarter of fiscal 2018, the Company issued an aggregate of 12,875,000 shares of restricted common stock to its three officers, as compensation expense. The Company also issued 10,000,000 shares of restricted common stock to AthenaSoft Corp., to purchase a 20% ownership. The Company can exert no influence on AthenaSoft Corp., considers its ownership a passive investment and has no access to the financial records of AthenaSoft Corp. Consequently, the investment is recorded using the cost method. In conjunction with the acquisition, the Company incorporated a new wholly-owned subsidiary, AthenaSoft Inc., a Delaware corporation, for the purpose of being a U.S. marketing arm for programming projects that AthenaSoft Corp. completes with its labor force in India.

Additionally, the Company issued 96,499,346 shares of restricted common stock to settle debt obligations, including accrued interest payable, of $896,042

Note 8 – Fair Value

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

Note 9 – Stock-Based Compensation Plans

The Company issued common stock and options to purchase common stock, and recorded the applicable non-cash expense in accordance with the authoritative guidance of the Financial Accounting Standards Board. For the six- and three-month periods ended October 31, 2017, the Company recorded $86,312 and $53,097, respectively, in stock-based compensation expense. For the six- and three-month periods ended October 31, 2016, the Company recorded $76,496 and $38,248, respectively, in stock-based compensation expense.

Note 10 – Deposits

The company utilizes office space in Boston, Massachusetts, under a month-to-month lease agreement that allows to company to end its lease by providing 30-day written notice. The lease agreement includes a deposit of $10,500.

Note 11 – Subsequent Events

The Company evaluated subsequent events through December 14, 2017 the date these financial statements were available to be issued. On November 29, 2017, the Company received conversion notices to convert debt and accrued interest payable totaling $26,973 into 8,755,867 shares of common stock. As of the date of this report, the shares have not been issued. There were no other material subsequent events that required recognition or additional disclosure in these financial statements.

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

Overview

ValueSetters is a publicly traded, boutique advisory firm, based in Boston, MA. Our team of experts, including entrepreneurs, angel investors, and industry specialists, work with companies at all stages to provide assistance with capital raising, strategy, and technology consulting. Beginning in the first quarter of fiscal 2015, we began consulting for small companies and taking an equity stake in these companies in exchange for our services. We have successfully increased our quarter-over-quarter revenue in the quarter ended October 31, 2017, due to the addition of a Chief Executive Officer, a Chief Financial Officer and a Chief Technology Officer. With the additional staff available to us, we began growing the advisory services component of our business. We plan to continue to take equity stakes in some companies and it remains our strategy to purchase part or all of early-stage companies and cross pollinate the ideas, technology and expertise within these companies to enhance the operations, profits and market share of all the entities, at an affordable price.

In those cases where we take an equity stake in an early-stage company for which we consult, we do not always record the investment as an asset on our books. Our policy is to record the investment, based on the value of our services rendered, only in instances where the early-stage company begins generating revenues. If the early-stage company is unable to generate revenues by the time we file our periodic reports, we do not consider our consulting services as revenue to our company. We recorded the purchase of a 20% stake of AthenaSoft Corp. as an asset, upon the issuance of 10,000,000 shares of our common stock to complete the purchase. We have been able to generate new revenues for our Company and for AthenaSoft Corp., beginning in November 2017, because of this transaction.

A company that we own equity in, as a result of our consulting services, is Netcapital Systems LLC. This company owns a Title III JOBS Act funding portal, and is one of fewer than 50 FINRA approved crowdfunding portals allowed to sell securities in startup companies to non-accredited investors, via the Internet. We continue to consult for Netcapital (see https://Netcapital.com) and have invested in additional early-stage companies that we met through Netcapital by providing our consulting services. We believe our investment and future revenue potential from our relationship with Netcapital is significant.

We also consulted for Zelgor, a mobile phone game company, which builds massive multiplayer online social games on top of the real-world map. It combines elements of classic arcade games and GPS technology, and ValueSetters currently owns 5% of Zelgor, which recently raised additional capital through the Netcapital platform. See http://www.zelgor.com.

Our limited operating history and the uncertain nature of our future operations and the markets we address or intend to address make prediction of our future results of operations difficult. Our operations may never generate significant revenues, and we may never achieve profitable operations.

Results of Operations

For the Six Months Ended October 31, 2017 Compared to the Six Months Ended October 31, 2016

Our revenues for the six months ended October 31, 2017 increased by $16,379, or 169%, to $26,052 as compared to $9,673 reported for the six months ended October 31, 2016. The increase in revenues is attributable to an increase in consulting services. With the hiring in July of a new CEO and a CTO, and a CFO in September, we had the staffing needed to begin to generate new revenues for the Company. We remain cautiously optimistic about the revenue pipeline for our advisory business going forward.

Selling, general and administrative expenses increased by $72,417, or 834%, to $81,101 for the six months ended October 31, 2017 from $8,684 reported in the six months ended October 31, 2016. The increase is primarily attributable to an increase in rent, accounting and consulting expenses in fiscal 2017.

Stock-based compensation expense increased by $9,816 to $86,312, or 13%, for the six months ended October 31, 2017, from $76,496 reported in the six months ended October 31, 2016. For the six months ended October 31, 2017, the expense primarily consisted of the value of common stock issued to our three corporate officers, whereas for the six months ended October 31, 2016, the expense primarily consisted of stock-option compensation to members of our advisory board.

Depreciation expense amounted to $190,530 in the six-month period ended October 31, 2016, as compared to no depreciation expense in the six-month period ended October 31, 2017. The carrying value of our fixed assets is zero dollars as of April 30, 2017, and we have no depreciation expense in fiscal 2018.

Interest expense decreased by $2,147 to $56,046, for the six-month period ended October 31, 2017, as compared to $58,193 for the six months ended October 31, 2016. The decrease in interest expense is attributable to a decrease in our debt at October 31, 2017, as compared to October 31, 2016.

In the six-month period ended October 31, 2017, we recorded a gain of $299,964 for the issuance of our common stock to settle debt obligations, as compared to no gain in the six-month period ended October 31, 2016. Each instance of a debt settlement gain or loss is contingent upon the price of our stock and the amount of debt retired.

For the Three Months Ended October 31, 2017 Compared to the Three Months Ended October 31, 2016

Our revenues for the three months ended October 31, 2017 increased by $18,187, or 307%, to $24,119 as compared to $5,932 reported for the three months ended October 31, 2016. The increase in revenues is attributable to new consulting services provided by our CEO, CFO and CTO.

Selling, general and administrative expenses increased by $39,638, to $44,135 for the three-months ended October 31, 2017 from $4,497 reported in the three-months ended October 31, 2016. The increase is primarily attributable to an increase in rent, accounting and consulting expenses in fiscal 2017.

Stock-based compensation expense increased by $14,849 to $53,097, or 39%, for the three months ended October 31, 2017, from $38,248 reported in the three months ended October 31, 2016. For the three months ended October 31, 2017, the expense primarily consisted of the value of common stock issued to our three corporate officers, whereas for the three months ended October 31, 2016, the expense primarily consisted of stock-option compensation to members of our advisory board.

Depreciation expense amounted to $95,265 in the three-month period ended October 31, 2016, as compared to no depreciation expense in the three-month period ended October 31, 2017. The carrying value of our fixed assets is zero dollars as of April 30, 2017, and we have no depreciation expense in fiscal 2018.

Interest expense decreased by $2,222 to $26,997, for the three-month period ended October 31, 2017, as compared to $29,219 for the three months ended October 31, 2016. The decrease in interest expense is attributable to a decrease in our debt at October 31, 2017, as compared to October 31, 2016.

In the three-month period ended October 31, 2017, we recorded a gain of $312,259 for the issuance of our common stock to settle debt obligations, as compared to no gain in the three-month period ended October 31, 2016. Each instance of a debt settlement gain or loss is contingent upon the price of our stock and the amount of debt retired.

Liquidity and Capital Resources

At October 31, 2017, we had cash and cash equivalents of $2,763 and negative working capital of $807,140 as compared to cash and cash equivalents of $3,324 and negative working capital of $2,590,703 at April 30, 2017. We successfully negotiated three debt settlement agreements in October 2017 that resulted in a significant improvement in our working capital deficit.

Net cash used in operating activities amounted to $43,448 in the six months ended October 31, 2017. The principal source of cash from operating activities in the six-month period ended October 31, 2017 came from net income of $103,507, plus stock-based compensation of $86,312 and an increase in accrued expenses of $82,745, which was offset by a gain on debt settlement of $299,964. Net cash provided by operating activities amounted to $629 in the six months ended October 31, 2016. The net loss of $324,230 for the six months ended October 31, 2016 was offset by two non-cash items, depreciation of $190,530 and stock-based compensation of $76,496. In addition, there was an increase in accrued expenses of $58,355.

There was no investing activity in the six months ended October 31, 2017 and 2016.

Net cash provided by (used in) financing activities aggregated $42,887 and $(320) in the six-month periods ended October 31, 2017 and 2016, respectively. The principal source of cash from financing activities in the six-month period ended October 31, 2017 came from loan proceeds of $14,107 from our secured lender, $8,500 from a related party, and $21,700 from a single investor. The principal use of cash in the six months ended October 31, 2016 was payments of bank debt of $1,320, which was offset by the proceeds of $1,000 of additional borrowing from our secured lender.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern. However, we have sustained net losses from operations during the last several years, and we have very limited liquidity. Management anticipates that we will be dependent, for the near future, on additional capital to fund our operating expenses and anticipated growth, which we intend to achieve through consulting services and the further development of telecom and game applications. Although we are choosing methods of growth that potentially minimize the use of cash, we cannot be assured that we will be able to obtain the cash to market the digital products we sell or that we will be successful in increasing our sales. Furthermore, the report of our independent registered public accounting firm expresses doubt about our ability to continue as a going concern. Our operating losses have been primarily funded through borrowings under a line of credit from our largest shareholder. We successfully negotiated a modification to this agreement that included an extension of the maturity date to October 31, 2020 and a reduction in the per annum interest rate from 8% to 1.25%.

We owe our Lender, who is also our largest shareholder, $1,000,000 at October 31, 2017. We also have balances due to directors, in both accounts payable and notes payable. We have not paid interest on any related party debt; the interest accrues each month. We believe our related party creditors will not demand payment of our current liabilities to them, in the near future, although any of our lenders may have a change in circumstances and demand payment. Any demand for payment from a related party will have an adverse impact on our ability to achieve our longer-term business objectives, and will adversely affect our ability to continue operating as a going concern.

Although we are not yet profitable on an operating basis and we are not generating cash from operations, we believe we have short-term financing available from our largest shareholder to fund our monthly cash-flow deficit. While we continually look for other financing sources, in the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to us. Failure to generate sufficient revenues or raise additional capital will have an adverse impact on our ability to achieve our longer-term business objectives, and will adversely affect our ability to continue operating as a going concern.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide information under this item.

Item 4. Controls and Procedures.

(a) Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s principal executive officer (“PEO”) and principal financial officer (“PFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the PEO and PFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses in our disclosure controls and procedures consisted of:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended October 31, 2017, we issued 96,499,346 shares of common stock in exchange for a reduction of debt and accrued interest payable totaling $896,042. We also issued 12,875,000 shares of common stock to our corporate officers as compensation, and 10,000,000 shares to purchase a 20% interest in AthenaSoft Corp.

Item 3. Defaults Upon Senior Securities.

None.

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

Date: December 14, 2017	VALUESETTERS, INC.

By: /s/ Cecilia Lenk
Cecilia Lenk
Chairman of the Board and Chief Executive Officer

