Form 10-Q
period 2018-01-31
ValueSetters Inc.
filed 2018-03-19
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

ý QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(781) 925-1700
(Registrant’s telephone number, including area code)

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ý No ¨

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

Emerging growth company  [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ¨ No [X]

As of March 19, 2018, the Company had 708,049,380 shares of its common stock, par value $0.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VALUESETTERS, INC.

Condensed Consolidated Balance Sheets

	January 31, 2018	April 30, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,869	$3,324
Accounts receivable	14,950	—
Prepaid expenses	35,000	16,424
Total current assets	70,819	19,748

Deposits	6,300	—
Prepaid expenses	34,233	—
Digital marketing database	2,450	—
Investments	23,000	—
Total assets	$136,802	$19,748

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable
Trade	$286,490	$285,219
Related party	16,680	31,680
Accrued expenses	152,261	434,229
Deferred revenue	16,103	1,533
Notes payable – related parties	75,800	35,100
Secured note payable to related party	—	1,199,327
Term notes payable	200,000	533,066
Loan payable – bank	38,127	40,107
Demand notes payable	23,300	50,190
Total current liabilities	808,761	2,610,451

Long-term secured note payable – related party	1,000,000	—

Commitments and contingencies	—	—

Stockholders’ deficit:
Common stock, $.001 par value; 900,000,000 shares authorized, 708,049,380 and 530,000,000 shares issued and outstanding, respectively, at January 31, 2018 and April 30, 2017	708,049	530,000
Capital in excess of par value	1,329,289	660,439
Accumulated deficit	(3,709,297)	(3,781,142)
Total stockholders’ deficit	(1,671,959)	(2,590,703)
Total liabilities and stockholders’ deficit	$136,802	$19,748

See Accompanying Notes to the Condensed Consolidated Financial Statements

VALUESETTERS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	January 31, 2018	January 31, 2017	January 31, 2018	January 31, 2017

Revenues	$70,120	$10,409	$44,068	$736
Cost of revenues	14,910	—	14,910	—
Gross profit	55,210	10,409	29,158	736

Costs and expenses:
Depreciation	—	285,795	—	95,265
Stock-based compensation	112,699	114,744	26,387	38,248
Selling, general and administrative	105,921	13,704	24,820	5,020
Total costs and expenses	218,620	414,243	51,207	138,533

Loss from operations	(163,410)	(403,834)	(22,049)	(137,797)

Other income (expense):
Interest expense	(62,209)	(86,734)	(6,163)	(28,541)
Gain (loss) on debt settlement	293,664	—	(6,300)	—
Other income	3,800	—	2,850	—
Total other income (expense)	235,255	(86,734)	(9,613)	(28,541)
Net income (loss)	$71,845	$(490,568)	$(31,662)	$(166,338)

Basic earnings (loss) per share	$0.00	$(0.00)	$0.00	$(0.00)
Diluted earnings (loss) per share	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of common shares outstanding:
Basic	607,249,652	508,507,246	702,066,771	509,521,739
Diluted	607,249,652	508,507,246	702,066,771	509,521,739

See Accompanying Notes to the Condensed Consolidated Financial Statements

VALUESETTERS, INC.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	January 31,	January 31,
	2018	2017

Operating activities
Net income (loss)	$71,845	$(490,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	112,699	114,744
Depreciation	—	285,795
Non-cash consulting expense	—	1,000
Gain on debt settlement	(293,664)	—
Changes in non-cash working capital balances
Accounts receivable	(14,950)	—
Deposits and other assets	(6,300)	2,017
Accounts payable	(13,729)	(3,839)
Accrued expenses	97,747	87,306
Deferred revenue	14,570	—
Cash used in operating activities	(31,782)	(3,545)

Financing activities
Payments on bank loan	(1,980)	(1,980)
Payment on related party note	(100)	—
Proceeds from notes payable	21,700	—
Proceeds from related party note	15,600	—
Proceeds from note payable – secured related party	14,107	5,000
Cash provided by financing activities	49,327	3,020

Increase (decrease) in cash and cash equivalents during the period	17,545	(525)
Cash and cash equivalents, beginning of the period	3,324	843
Cash and cash equivalents, end of the period	$20,869	$318

Cash paid for:
Interest	$1,286	$2,073
Income taxes	$—	$—
Non-cash financing activities
Common stock issued for debt settlement	$263,752	$—
Common stock issued for digital marketing database	$2,450	$—
Common stock issued for prepaid consulting	$70,000	$—
Common stock issued for investment	$23,000	$—

See Accompanying Notes to the Condensed Consolidated Financial Statements

VALUESETTERS, INC.

Notes To Condensed Consolidated Financial Statements (Unaudited)

Note 1– Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine- and three-month periods ended January 31, 2018, are not necessarily indicative of the results that may be expected for the year ended April 30, 2018. For further information, refer to the audited financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended April 30, 2017.

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained recurring losses from its continuing operations and as of January 31, 2018, had negative working capital of $737,942 and a stockholders’ deficit of $1,671,959. In addition, the Company is unable to meet its obligations as they become due and sustain its operations. The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.

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

Management’s plans include:

1.	Seek to raise debt or equity for working capital purposes and to pay off existing debt balances. With sufficient additional cash available to the Company, it can begin to make marketing expenditures and hire people to generate more revenues, and consequently cut monthly operating losses.

2.	Continue to look for software niches and other digital products that can be sold via an Internet-based store. Various acquisition opportunities may help us generate the revenues we are seeking and be a quicker path to profitability than organic growth.

3.	Continue to provide advisory services to early-stage companies and assist them with capital raises. Beginning in fiscal 2018, the Company has a Chief Executive Officer, Chief Financial Officer and a Vice President, Business Development, all of whom are active in seeking to generate revenue from new advisory opportunities.

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

Note 3 – Income (Loss) Per Common Share

Income (Loss) per common share data was computed as follows:

	Nine Months Ended January 31, 2018	Nine Months Ended January 31, 2017	Three Months Ended January 31, 2018	Three Months Ended January 31, 2017
Net income (loss) attributable to common stockholders – basic	$71,845	$(490,568)	$(31,662)	$(166,338)
Adjustments to net income (loss)	—	—	—	—
Net income (loss) attributable to common stockholders – diluted	$71,845	$(490,568)	$(31,662)	$(166,338)

Weighted average common shares outstanding - basic	607,249,652	508,507,246	702,066,771	509,521, 739
Effect of dilutive securities	—	—	—	—
Weighted average common shares outstanding – diluted	607,249,652	508,507,246	702,066,771	509,521,739

Earnings (loss) per common share - basic	$0.00	$(0.00)	$(0.00)	$(0.00)
Earnings (loss) per common share - diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

For the nine and three-month periods ended January 31, 2018 and 2017, the Company excluded 38,000,000 and 38,733,333 shares, respectively, of common stock issuable upon the exercise of outstanding stock options and fixed-rate convertible debt from the calculation of net loss per share because the effect would be anti-dilutive.

Note 4 – Principal Financing Arrangements

The following table summarizes components of debt as of January 31, 2018 and April 30, 2017:

	Jan. 31, 2018	April 30, 2017	Interest Rate

Secured lender	$1,000,000	$1,199,327	1.25%
Related party notes	75,800	35,100	0.0% - 8.0%
Term notes payable	200,000	533,066	2.0% - 3.0%
Other notes payable	23,300	50,190	0.0% - 10.0%
Due to bank	38,127	40,107	5.5%
Total Debt	$1,337,227	$1,857,790

As of January 31, 2018 and April 30, 2017, the Company owed its principal lender (“Lender”) $1,000,000 and $1,199,327, respectively, under a loan and security agreement (“Loan”) dated April 28, 2011, that was amended on October 31, 2017 to change the maturity date to October 31, 2020, reduce the interest rate from 8% to 1.25% per annum, and reduce the default interest rate from 15% to 8% per annum (the “Amendments”). In conjunction with the Amendments, the Lender also agreed to reduce the total debt and accrued interest payable to $1,000,000, in exchange for the Company issuing to the Lender 44,198,246 shares of its common stock. The Lender is also the largest shareholder of the Company, owning 271,371,454 shares of common stock, or 38.3% of the 708,049,380 shares issued and outstanding.

The Amendment decreased the Loan balance by $453,031. Consequently, upon issuance of the 44,198,246 shares to the Lender, who is a related party, the Company recorded the debt decrease as a capital transaction, resulting in an increase of $44,198 in common stock and $408,833 in capital in excess of par value.

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

As of January 31, 2018 and April 30, 2017, the Company’s related-party unsecured notes payable totaled $75,800 and $35,100, respectively. At January 31, 2018, $15,000 is payable to a board member at a zero percent interest rate and $60,800 is payable to an entity that owns the majority of our largest shareholder. One related-party note totals $20,000 and accrues interest at a rate of 8% per annum and was due in January 2018. The remaining related-party debt payable of $40,800 is payable immediately and accrues interest at a rate of 8% per annum.

The Company owes JP Morgan Chase Bank $38,127 and $40,107 and as of January 31, 2018 and April 30, 2017, respectively. The Company pays approximately $220 a month in principal payments on the outstanding balance, plus the monthly interest expense, which is calculated at a rate of 5.5% per annum.

Other notes payable totaled $23,300 and $50,190 at January 31, 2018 and April 30, 2017, respectively. The notes are payable on demand.

The Company owes $200,000 and $533,066 at January 31, 2018 and April 30, 2017, respectively, to two individual note holders. A $200,000 note was due in September 2017 and accrues interest at an annual rate of 2%. The holder can convert the note into shares of common stock at a price of $0.01 per share. A second note for $333,066 (the “Second Note”), accrued interest at 3% per annum was due in June 2017. This note plus accrued interest was converted into shares of common stock on October 5, 2017. See Note 7.

The Second Note was settled by issuing a total number of shares of 52,301,100, which were valued at $130,753, for the settlement of obligations of $443,011, resulting in a gain on debt settlement of $312,259 in the three-month period ended October 31, 2017.

Note 5 – Income Taxes

At January 31, 2018, the Company had net operating loss carryforwards for federal income tax purposes of approximately $2,100,000 that expire in the years 2018 through 2033. The Company has provided an allowance for the full value of the related deferred tax asset since it is more likely than not that none of such benefit will be realized. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

Due to the loss for the nine- and three-month periods ended January 31, 2018 and 2017, the Company has recorded no income tax expense in any of these nine- and three-month periods.

Note 6 – Related Party Transactions

The Company’s largest shareholder is also its principal lender. As of January 31, 2018 and April 30, 2017, the Company owed its largest shareholder, under a secured lending agreement, $1,000,000 and $1,199,327 respectively. The maximum amount of the loan is $1,250,000, and the loan is due on October 31, 2020. The largest shareholder of the Company owns 271,371,454 shares of common stock, or 38.3% of the 708,049,380 shares issued and outstanding.

The Company owes a director $31,680 as of January 31, 2018 and April 30, 2017, which is recorded as accounts payable.

The Company owes $15,000 to a former director, who resigned on August 7, 2017. At April 30, 2017, the obligation was recorded as a related-party payable, and as a payable to a non-related party at January 31, 2018.

The Company owes a related party $20,000 as of January 31, 2018 and April 30, 2017 under a note payable with interest at 8% per annum, with a maturity date of November 18, 2017, and as of January 31, 2018, an additional $40,800 payable on demand.

Our Chief Executive Officer and our Chief Financial Officer each received stock grants of 20,000,000 shares. For each officer, 10,000,000 shares were vested immediately and 10,000,000 shares vest on a quarterly basis over a two-year period. See Note 7.

The Company owes its former Chief Executive Officer $0 and $100 as of January 31, 2018 and April 30, 2017, respectively.

Note 7 – Stockholders’ Deficit

The Company is authorized to issue 900,000,000 shares of its common stock, par value $0.001. 708,049,380 and 530,000,000 shares were outstanding as of January 31, 2018 and April 30, 2017, respectively.

In the first quarter of fiscal 2018, the Company issued 10,000,000 shares of restricted common stock to its Chief Executive Officer and 24,590,000 to a creditor to settle $24,590 in debt.

In the second quarter of fiscal 2018, the Company issued an aggregate of 12,875,000 shares of restricted common stock as compensation expense. 11,125,000 shares were issued to our Chief Financial Officer and 1,125,000 to our Chief Executive Officer. The Company also issued 10,000,000 shares of restricted common stock to AthenaSoft Corp., to purchase a 20% ownership. The Company can exert no influence on AthenaSoft Corp., considers its ownership a passive investment and has no access to the financial records of AthenaSoft Corp. Consequently, the investment is recorded using the cost method. In conjunction with the acquisition, the Company incorporated a new wholly-owned subsidiary, AthenaSoft Inc., a Delaware corporation, for the purpose of being a U.S. marketing arm for programming projects that AthenaSoft Corp. completes with its labor force in India.

Additionally, the Company issued 96,499,346 shares of restricted common stock to settle debt obligations, including accrued interest payable, of $896,042

In the third quarter of fiscal 2018, the Company received conversion notices to convert debt and accrued interest payable totaling $26,973 into 8,755,867 shares of common stock. At the time of the conversion, the stock was valued at $33,273, and the Company recorded a loss on debt conversion of $6,300.

In the third quarter of fiscal 2018, the Company issued an aggregate of 2,979,167 shares of restricted common stock as compensation expense, 2,250,000 of which were issued as compensation to the Company’s Chief Executive and Chief Financial Officers. The Company also issued 2,000,000 shares of restricted common stock for funds previously received in a private placement agreement of $2,000, which were formerly recorded in accrued expenses, 10,000,000 shares of restricted common stock for a two-year marketing agreement, and 350,000 shares of restricted common stock to acquire a digital marketing database.

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

Note 9 – Stock-Based Compensation Plans

The Company issued common stock and options to purchase common stock, and recorded the applicable non-cash expense in accordance with the authoritative guidance of the Financial Accounting Standards Board. For the nine- and three-month periods ended January 31, 2018, the Company recorded $112,699 and $26,387, respectively, in stock-based compensation expense. For the nine- and three-month periods ended January 31, 2017, the Company recorded $114,744 and $38,248, respectively, in stock-based compensation expense.

On January 23, 2018, the company issued 10,000,000 shares of common stock, valued at $0.007 per share, or $70,000 in the aggregate, for a two-year consulting agreement. In conjunction with this agreement, $767 was included in stock-based compensation for the nine- and three-month periods ended January 31, 2018. The remaining balance of $69,233 is recorded as a prepaid expense at January 31, 2018, $35,000 of which is recorded as a current asset and $34,233 as a non-current asset. The $69,233 will be recognized on a straight-line basis as non-cash stock-compensation expense over the remainder of the two years.

Note 10 – Deposits

The company utilizes office space in Boston, Massachusetts, under a month-to-month lease agreement that allows to company to end its lease by providing 30-day written notice. The lease agreement includes a deposit of $6,300.

Note 11 – Subsequent Events

The Company evaluated subsequent events through March 19, 2018 the date these financial statements were available to be issued. There were no material subsequent events that required recognition or additional disclosure in these financial statements.

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

Overview

ValueSetters is a publicly traded, boutique advisory firm, based in Boston, MA. Our team of experts, including entrepreneurs, angel investors, and industry specialists, work with companies at all stages to provide assistance with capital raising, strategy, and technology consulting. Beginning in the first quarter of fiscal 2015, we began consulting for small companies and taking an equity stake in these companies in exchange for our services. We have successfully increased our quarter-over-quarter revenue in the quarter ended January 31, 2018, due to the addition of new personnel, including a Chief Executive Officer and a Chief Financial Officer. With the additional staff available to us, we began growing the advisory services component of our business. We plan to continue to take equity stakes in some companies and it remains our strategy to purchase part or all of early-stage companies and cross pollinate the ideas, technology and expertise within these companies to enhance the operations, profits and market share of all the entities, at an affordable price.

During our second quarter of fiscal 2018, we formed a wholly-owned subsidiary with the name of AthenaSoft Inc., a marketing arm of an Indian-based company with a website at http://athenasoftsolutions.com/. (“Athena Solutions”). We utilize Athena Solutions to provide software development services to some of our customers, including the development of websites, mobile applications and blockchain technology. For services provided to our customers by Athena Solutions, we recorded in our third quarter revenues of $21,300 and cost of revenues of $14,910.

A company that we own equity in, as a result of our consulting services, is Netcapital Systems LLC. This company owns a Title III JOBS Act funding portal and is one of fewer than 50 FINRA approved crowdfunding portals allowed to sell securities in startup companies to non-accredited investors via the Internet. We continue to consult for Netcapital (see https://Netcapital.com) and have invested in additional early-stage companies that we met through Netcapital by providing our consulting services. We believe our investment and future revenue potential from our relationship with Netcapital is significant.

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

Results of Operations

For the Nine Months Ended January 31, 2018 Compared to the Nine Months Ended January 31, 2017

Our revenues for the nine months ended January 31, 2018 increased by $59,711, or 574%, to $70,120 as compared to $10,409 reported for the nine months ended January 31, 2017. The increase in revenues is attributable to an increase in consulting services. With the hiring in July of a new CEO, and a CFO in September, we had the staffing needed to begin to generate new revenues for the Company. We also formed a new subsidiary for software development services that generated revenues of $21,300 in the nine-months ended January 31, 2018, as compared to no revenues in the prior fiscal year.

Selling, general and administrative expenses increased by $92,217, or 673%, to $105,921 for the nine months ended January 31, 2018 from $13,704 reported in the nine months ended January 31, 2017. The increase is primarily attributable to an increase in rent, accounting, sales commissions and consulting expenses in fiscal 2018.

Stock-based compensation expense decreased by $2,045 to $112,699, or 2%, for the nine months ended January 31, 2018, from $114,744 reported in the nine months ended January 31, 2017. For the nine months ended January 31, 2018, the expense primarily consisted of the value of common stock issued to four employees, whereas for the nine months ended January 31, 2017, the expense primarily consisted of stock-option compensation to members of our advisory board.

Depreciation expense amounted to $285,795 in the nine-month period ended January 31, 2017, as compared to no depreciation expense in the nine-month period ended January 31, 2018. The carrying value of our fixed assets is zero dollars as of April 30, 2017, and we have no depreciation expense in fiscal 2018.

Interest expense decreased by $24,525 to $62,209, for the nine-month period ended January 31, 2018, as compared to $86,734 for the nine months ended January 31, 2017. The decrease in interest expense is attributable to a decrease in our debt at January 31, 2018, as compared to January 31, 2017 and the reduction in the interest rate on October 31, 2017 for our secured loan, from 8% to 1.25%.

In the nine-month period ended January 31, 2018, we recorded a gain of $293,664 for the issuance of our common stock to settle debt obligations, as compared to no gain in the nine-month period ended January 31, 2017. Each instance of a debt settlement gain or loss is contingent upon the price of our stock and the amount of debt retired.

For the Three Months Ended January 31, 2018 Compared to the Three Months Ended January 31, 2017

Our revenues for the three months ended January 31, 2018 increased by $43,332, or 5,888%, to $44,068 as compared to $736 reported for the three months ended January 31, 2017. The increase in revenues is attributable to new consulting services provided by our CEO, CFO, and our new software consulting subsidiary.

Selling, general and administrative expenses increased by $19,800, to $24,820 for the three-months ended January 31, 2018 from $5,020 reported in the three-months ended January 31, 2017. The increase is primarily attributable to an increase in rent, accounting, sales commissions, and consulting expenses in fiscal 2018.

Stock-based compensation expense decreased by $11,861 to $26,387, or 31%, for the three months ended January 31, 2018, from $38,248 reported in the three months ended January 31, 2017. For the three months ended January 31, 2018, the expense primarily consisted of the value of common stock issued to our four employees, whereas for the three months ended January 31, 2017, the expense primarily consisted of stock-option compensation to members of our advisory board.

Depreciation expense amounted to $95,265 in the three-month period ended January 31, 2017, as compared to no depreciation expense in the three-month period ended January 31, 2018. The carrying value of our fixed assets is zero dollars as of April 30, 2017, and we have no depreciation expense in fiscal 2018.

Interest expense decreased by $22,378 to $6,163, for the three-month period ended January 31, 2018, as compared to $28,541 for the three months ended January 31, 2017. The decrease in interest expense is attributable to a decrease in our debt at January 31, 2018, as compared to January 31, 2017.

In the three-month period ended January 31, 2018, we recorded a loss of $6,300 for the issuance of our common stock to settle debt obligations, as compared to no loss in the three-month period ended January 31, 2017. Each instance of a debt settlement gain or loss is contingent upon the price of our stock and the amount of debt retired.

Liquidity and Capital Resources

At January 31, 2018, we had cash and cash equivalents of $20,869 and negative working capital of $737,942 as compared to cash and cash equivalents of $3,324 and negative working capital of $2,590,703 at April 30, 2017. We successfully negotiated three debt settlement agreements in October 2017 that resulted in a significant improvement in our working capital deficit.

Net cash used in operating activities amounted to $31,782 in the nine months ended January 31, 2018. The principal source of cash from operating activities in the nine-month period ended January 31, 2018 came from net income of $71,845, plus stock-based compensation of $112,699 and an increase in accrued expenses of $97,747, which was offset by a gain on debt settlement of $293,664. Net cash used in operating activities amounted to $3,545 in the nine months ended January 31, 2017. The net loss of $490,568 for the nine months ended January 31, 2017 was offset by two non-cash items, depreciation of $285,795 and stock-based compensation of $114,744. In addition, there was an increase in accrued expenses of $87,306.

There was no investing activity in the nine months ended January 31, 2018 and 2017.

Net cash provided by financing activities aggregated $49,327 and $3,020 in the nine-month periods ended January 31, 2018 and 2017, respectively. The principal source of cash from financing activities in the nine-month period ended January 31, 2018 came from loan proceeds of $14,107 from our secured lender, $15,600 from a related party, and $21,700 from a single investor. The principal source of cash in the nine months ended January 31, 2017 was loan proceeds of $5,000 from our secured lender, offset by payments of bank debt of $1,980.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern. However, we have sustained net losses from operations during the last several years, and we have very limited liquidity. Management anticipates that we will be dependent, for the near future, on additional capital to fund our operating expenses and anticipated growth, which we intend to achieve through consulting services and the further development of Internet applications. Although we are choosing methods of growth that potentially minimize the use of cash, we cannot be assured that we will be able to obtain the cash to market the digital products we sell or that we will be successful in increasing our sales. Furthermore, the report of our independent registered public accounting firm expresses doubt about our ability to continue as a going concern. Our operating losses have been primarily funded through borrowings under a line of credit from our largest shareholder. We successfully negotiated a modification to this agreement that included an extension of the maturity date to October 31, 2020 and a reduction in the per annum interest rate from 8% to 1.25%.

We owe our Lender, who is also our largest shareholder, $1,000,000 at January 31, 2018. We also have balances due to directors, in both accounts payable and notes payable. We have not paid interest on any related party debt; the interest accrues each month. We believe our related party creditors will not demand payment of our current liabilities to them, in the near future, although any of our lenders may have a change in circumstances and demand payment. Any demand for payment from a related party will have an adverse impact on our ability to achieve our longer-term business objectives, and will adversely affect our ability to continue operating as a going concern.

Although we are not yet profitable on an operating basis and we are not generating cash from operations, we believe we have short-term financing available from our largest shareholder to fund our monthly cash-flow deficit. While we continually look for other financing sources, in the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to us. Failure to generate sufficient revenues or raise additional capital will have an adverse impact on our ability to achieve our longer-term business objectives and will adversely affect our ability to continue operating as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended January 31, 2018, we issued 10,755,867 shares of common stock in exchange for a reduction of debt and accrued interest payable totaling $28,973. We also issued 12,979,167 shares of common stock to our corporate officers and consultants as compensation, and 350,000 shares to purchase a digital marketing database.

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

Date: March 19, 2018	VALUESETTERS, INC.

By: /s/ Cecilia Lenk
Cecilia Lenk
Chairman of the Board and Chief Executive Officer

