Form 10-K
period 2018-04-30
ValueSetters Inc.
filed 2018-07-30
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2018

◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on October 31, 2017 was $647,008.

As of July 30, 2018 the registrant has one class of common equity, and the number of shares outstanding of such common equity was 731,694,210.

Documents Incorporated By Reference: None.

ii

iii

FORWARD-LOOKING STATEMENTS

We caution readers that this Form 10-K contains forward-looking statements as that term is defined in the Exchange Act. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. We hereby qualify all our forward-looking statements by the following cautionary statements. Forward-looking statements are predictions and not guarantees of future performance or events. Forward-looking statements are based on current expectations rather than historical facts and relate to future events or future financial performance. Such statements are based on currently available financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from historical experience and present expectations. Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. Undue reliance should not be placed on forward-looking statements as such statements speak only as of the date on which they are made. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are set forth below and in various places in this Form 10-K, including under the headings Item 1. “Business” and Item 1A. “Risk Factors” in this Form 10-K. These factors include:

∙	our future capital needs and our ability to obtain financing;

∙	anticipated and unanticipated trends and conditions in our industry, including the impact of recent or future regulatory environment;

∙	recent and future economic conditions, including turmoil in the financial and credit markets;

∙	the effectiveness of our marketing to maintain existing and attract new customers;

∙	our ability to contain costs;

∙	our ability to predict consumer preferences and changes in trends, technology and consumer acceptance of both new designs and newly introduced products;

∙	changes in the costs of labor and advertising;

∙	our ability to carry out our business strategies;

∙	the level of consumer spending for gaming and entertainment;

∙	our ability to compete;

∙	general economic conditions; and

∙	other factors set forth in this Form 10-K.

You are cautioned that all forward-looking statements involve risks and uncertainties. We undertake no obligation to amend this Form 10-K or revise publicly these forward-looking statements (other than pursuant to reporting obligations imposed on registrants pursuant to applicable federal securities laws) to reflect subsequent events or circumstances.

ITEM 1.	BUSINESS.

Overview

We continue to operate as an Internet-based company that seeks free subscribers and revenue-generating subscribers for digital product that we offer to game players and app users. We operate on an automated basis with the belief that Internet operations, customer sign-ups, sales and game playing should occur without requiring a Company employee to participate in the transaction, so that it is possible for the Company to quickly expand in the event the number of subscribers begins to rapidly grow on a viral basis. Our back-office software operates 24 hours a day and can quickly collect money from and deliver games to subscribers. We recently purchased the outstanding shares of SpaceoutVR Inc, a virtual reality game company and we anticipate we will continue to sign up subscribers for their virtual reality app.

In June of 2014, we opened our consulting practice, helping companies with capital raising, technology consulting, and strategic advice. We sometimes take an equity stake in these companies in exchange for our services and cross-pollinate the ideas, technology and expertise to enhance their operations, profits and market share.

One such company that we own equity in, as a result of our consulting services, is NetCapital Systems LLC (“NetCapital”). This company owns a Title III JOBS Act funding portal, and as of today is one of 44 FINRA approved crowdfunding portals allowed to sell securities in startup companies to non-accredited investors, via the Internet. We continue to consult for NetCapital (see https://netcapital.com) and have invested in additional early-stage companies that we met through NetCapital by providing our consulting services. We believe our investment in and future revenue potential from our relationship with NetCapital is significant.

We also consulted for Zelgor Inc., which has a mobile phone game, similar to Pokémon Go, which builds massive multiplayer online social games on top of the real world map. It combines elements of classic arcade games and GPS technology, and Valuesetters currently owns approximately 5% of Zelgor Inc. See http://www.zelgor.com.

Our focus on games and social media has attracted three people to our advisory board who have experience with the development of Internet-based games and applications. Joe Abrams, Nolan Bushnell and John Fanning are three advisory board members (the “Advisors”) who have personal experience with creating value in companies such as Atari, Myspace and napster. Given that we have a limited number of employees, we rely on our Advisors to identify and introduce us to products that we can potentially develop ourselves, buy, or resell on a white-label basis from the developer.

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

When the operations of Valuesetters failed to generate enough revenue to sustain its business, we terminated operations and looked to invest in another business. In order to take advantage of the increasing game activities on the Internet, on November 23, 2010, we signed a contract to purchase all the assets of NetGames.com, a company that owned several websites and operated a small Internet-based chess game known as Chess.net. In conjunction with the purchase of this website, Vaxstar LLC became the largest owner of our company. Vaxstar LLC also provided a working capital facility to the Company and is our senior secured lender.

As noted above, in 2014, we began our consulting business, and we now own a portion of several companies as a result of our consulting work. Many of these businesses operate solely on the Internet and many use the Internet to raise capital. We believe the value of our ownership interests in several of these companies may be significant. However, over the past several years, we reduced our book value of these investments to zero, based upon asset impairment guidelines, and once an asset has been designated as impaired, it cannot be recorded at its market value.

In addition to the equity stakes we have earned, our consulting business has generated the bulk of our revenues in fiscal 2018.

Competition

We compete with a number of public and private companies, which provide consulting services, electronic commerce and/or Internet games. Most of our competitors have significant financial resources and occupy entrenched positions in the market with name-brand recognition. We also face challenges from new Internet sites that aim to attract subscribers who seek to play interactive games and obtain ratings and status for superior playing skills. Such companies may be able to attract significantly more subscribers because of new marketing ideas and new game concepts.

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

Employees

As of July 30, 2018, we had four full-time employees.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. At April 30, 2018, we had not yet achieved profitable operations, and had accumulated losses of $3,650,013. We expect to incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of our company or from our largest shareholder. There are no current arrangements in place for equity funding and our largest shareholder may not be able to provide us with enough working capital via short-term loans. If we cannot generate sufficient revenues from our services or seek additional funding we may have to delay the implementation of our business plan.

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

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors.

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

Our three corporate officers are new to the Company. Our Chief Executive Officer was previously working as an angel investor and had her own business advisory practice. She began consulting for us in April 2017. We promoted her to Chief Executive Officer in July 2017 when our previous Chief Executive Officer resigned. Our Chief Financial and Chief Marketing Officers are also new to the Company. All officers are working to obtain consulting fees primarily from businesses that are looking for guidance in how to raise capital.

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

The Company’s management has evaluated the effectiveness of its internal control over financial reporting as of April 30, 2018 based on the criteria established in a report entitled “2013 - Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of April 30, 2018 and continues to be ineffective as of today, and identified the following material weaknesses:

●	There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”), and the financial reporting requirements of the SEC; and

●	There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

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

It is our strategy to sometimes purchase, at an affordable price, part or all of early-stage companies and cross pollinate the ideas, technology and expertise within these companies to enhance the operations, profits and market share of all the entities. That strategy may result in us diverting management attention and advisory resources to do work for early-stage companies that pay for the work with equity, which becomes impaired in value or never becomes a liquid asset. In addition, some of the companies that we do work for and take an equity position in do not create revenues for the Company. We only record revenues in exchange for equity if we have access to the entity's audited financial statements or we have a verifiable market value for the equity received. For all of these early-stage companies, the future liquidity and value of our investments cannot be guaranteed, and no market may exist for us to generate gains from our investments in early-stage companies.

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

Game playing and crowdfunding on the Internet is a developing industry and, therefore, we do not know if the market will continue to develop and our products and services will continue to be in demand.

The Internet continues to evolve rapidly and is characterized by an increasing number of market entrants. The demand and acceptance for new products and services are subject to a level of uncertainty and growing competition, and if our games do not receive market acceptance, of if regulations and competition changes for raising capital on the Internet, our business, revenues, operating results and financial condition could be materially adversely affected.

Intense competition could prevent us from increasing our market share and growing our revenues.

We compete with a number of public and private companies, which provide electronic commerce and/or Internet games. Most of our competitors have significant financial resources and occupy entrenched positions in the market with name-brand recognition. We also face challenges from new Internet sites that aim to attract subscribers who seek to play interactive games and obtain ratings and status for superior playing skills. Such companies may be able to attract significantly more subscribers because of new marketing ideas and new game concepts.

The barriers to entry into most Internet markets are relatively low, making them accessible to a large number of entities and individuals. We believe the principal competitive factors in our industry that create certain barriers to entry include but are not limited to reputation, technology, financial stability and resources, proven track record of successful operations, critical mass, independent oversight and transparency of business practices. While these barriers will limit those able to enter or compete effectively in the market, it is likely that new competitors as well as laws and regulations of governmental authority will be established in the future, in addition to our known current competitors.

Increased competition from current and future competitors may in the future materially adversely affect our business, revenues, operating results and financial condition.

Our debt level could negatively impact our financial condition, results of operations and business prospects.

As of April 30, 2018, our total debt payable amounted to $1,136,387. Our level of debt could have significant consequences to our shareholders, including the following:

-	requiring the dedication of a substantial portion of cash flow from operations to make payments on debt, thereby reducing the availability of cash flow for working capital, capital expenditures and other general business activities;

-	requiring a substantial portion of our corporate cash reserves to be held as a reserve for debt service, limiting our ability to invest in new growth opportunities;

-	limiting the ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate and other activities;

-	limiting the flexibility in planning for, or reacting to, changes in the business and industry in which we operate;

-	increasing our vulnerability to both general and industry-specific adverse economic conditions;

-	putting us at a competitive disadvantage vs. less leveraged competitors; and

-	increasing vulnerability to changes in the prevailing interest rates.

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

We owe related parties $1,092,780 in accounts and notes payable as of April 30, 2018. We owe our secured lender, Vaxstar LLC (the “Lender”), who is also our largest shareholder, $1,000,000 at April 30, 2018. Our Lender holds a term note bearing interest at an annual rate of 1.25%. We have not paid interest on the note and it accrues each month. We have a loan and security agreement (the “Loan”) with the Lender for a maximum amount of $1,250,000. The Lender has provided us with cash advances to pay our operating expenses, but there is no assurance the Lender will continue to provide cash advances. The maturity date of our loan from the Lender is October 31, 2020.

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

Fiscal Quarter ended	High Price	Low Price
1st Quarter – May – July 2016	$0.0016	$0.0008
2nd Quarter – August – October 2016	$0.0010	$0.0006
3rd Quarter – November 2016 – January 2017	$0.0012	$0.0004
4th Quarter – February – April 2017	$0.0050	$0.0007
1st Quarter – May – July 2017	$0.0035	$0.0012
2nd Quarter – August – October 2017	$0.0053	$0.0017
3rd Quarter – November 2017 – January 2018	$0.0089	$0.0016
4th Quarter – February – April 2018	$0.0090	$0.0027

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

We currently have no equity compensation plan either approved or not approved by security holders, and there are no securities currently authorized for issuance under any equity compensation plan. However, our Board of Directors has previously approved share-based compensation in lieu of cash compensation to various consultants and employees. Such share-based compensation is recognized at the time of grant equal to the fair value of the stock award at the time of the grant or at the time the award vests, if there is a vesting period.

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

Overview

We are an Internet-based company, which seeks free subscribers and revenue-generating subscribers for digital products that we offer to game players and app users, and a consulting company, which takes equity positions in early-stage companies, or cash fees, in exchange for consulting services. We look for companies that operate on an automated basis with the belief that Internet operations, customer sign-ups, sales and game playing should occur without requiring a Company employee to participate in the transaction, so that it is possible for the Company to quickly expand in the event the number of subscribers begins to rapidly grow on a viral basis. Our own back-office software operates 24 hours a day and can quickly collect money from and deliver games to subscribers.

We intend to employ personnel in such areas as sales, technical support and finance once we have increased our revenues or received an injection of capital that is sufficient to support such personnel. In addition to our online chess subscriptions, we recently purchased on online virtual-reality company. The subscriber signups are automated; we have not hired any new employees to support this activity. Our Chief Executive and Chief Financial officers have been working for stock-based compensation only. Due to an increase in our revenues, in the first quarter of fiscal 2019, we hired a Chief Marketing Officer, and the bulk of her compensation is in cash. As we grow our revenues, we plan to hire additional employees, which will result in an increase in our selling, general and administrative expenses.

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

Results of Operations

Fiscal Year 2018 Compared to Fiscal Year 2017

Our revenues for fiscal 2018 increased by $89,663, or 417%, to $111,171 as compared to $21,508 reported for fiscal 2017. The increase in revenues is attributable to our consulting services. We have expanded our consulting business, which includes some services that we outsourced to a third-party. Our consulting business continues to expand, and we have recorded consulting revenues in the first quarter of fiscal 2019 in excess of $75,000.

Our costs of revenues amounted to $23,885 in fiscal 2018, compared to $0 in fiscal 2017. These costs represent consulting and programming work that we outsourced to a third-party vendor.

Stock-based compensation decreased by $34,092, or 21%, to $130,203 for fiscal 2018 from $164,295 reported in the prior fiscal year. The decrease is primarily attributable to lower values of stock grants in fiscal 2018.

Selling, general and administrative expenses increased by $123,941, or 492%, to $149,137 for fiscal 2018 from $25,196 reported in the prior fiscal year. The increase is primarily attributable to the rent and marketing costs in fiscal 2018 that we did not expend in fiscal 2017.

Depreciation expense in fiscal 2017 amounted to $381,060. In fiscal 2017, we also recorded an impairment expense of $158,772, to write down our fixed assets to $0. We did not recognize any depreciation expense in fiscal 2018.

Interest expense decreased by $45,811 to $69,490 for the year ended April 30, 2018, as compared to $115,301 for the prior fiscal year. Our debt balances decreased due to favorable conversion rates of debt into common stock, and we also renegotiated our secured term loan and reduced the interest rate from 8% to 1.25%, effective October 31, 2017. The debt conversions in fiscal 2018 resulted in a gain of $385,823, compared to no gains or losses in debt conversions in fiscal 2017.

Consequently, we recorded net income in fiscal 2018 of $131,129, an improvement of $959,250 over the net loss of $828,121 we recorded in fiscal 2017.

Liquidity and Capital Resources

At April 30, 2018, we had cash and cash equivalents of $1,655 and negative working capital of $538,991 as compared to cash and cash equivalents of $3,324 and negative working capital of $2,590,703 at April 30, 2017. The improvement of $2,051,712 in our negative working capital is the result of our ability to renegotiate the term and the balance of our borrowings from our secured lender, and our ability to convert certain liabilities into common stock.

Net cash used in operating activities aggregated to $50,156 and $14,179 in fiscal 2018 and 2017, respectively. The use of cash from operating activities in 2018 resulted from net income for the year of $131,129 plus stock-based compensation of $130,203 and changes in operating assets and liabilities of $74,336, minus a gain on debt settlement of $385,823. The principal use of cash from operating activities in 2017 was the loss for the year of $828,121. The use of cash was offset in part by $381,060 in depreciation, $164,295 in stock-based compensation, $158,772 in impairment expense and an increase in accounts payable of $96,267.

There was no investing activity in fiscal 2018 or in fiscal 2017.

Net cash provided by financing activities aggregated to $48,487 and $16,660 in fiscal 2018 and 2017, respectively. The principal sources of cash from financing activities were net proceeds from related parties of approximately $30,000 and 19,300 in 2018 and 2017 fiscal years, respectively, plus third-party promissory notes of $21,700 in fiscal 2018.

In fiscal 2018 and 2017, there were no expenditures for capital assets. We do not anticipate any capital expenditures in the next fiscal year.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern. However, we have sustained net losses from operations during the last several years, and we have very limited liquidity. Management anticipates that we will be dependent, for the near future, on additional capital to fund our operating expenses and anticipated growth, which we intend to achieve through consulting services and the further development of game applications. Although we are choosing methods of growth that potentially minimize the use of cash, we cannot be assured that we will be able to obtain the cash to market the digital products we sell or that we will be successful in increasing our sales. Furthermore, the report of our independent registered public accounting firm expresses doubt about our ability to continue as a going concern. Our operating losses have been funded through borrowings primarily from related-party lenders.

Our required debt payments for a bank loan, which has a balance of $37,487 at April 30, 2018, amounts to $220 a month of principal and approximately the same amount in interest every month, at an interest rate that is approximately 5.5% per annum. We have not paid principal or interest on any related-party debt; the interest accrues each month. We believe our related-party creditors will not demand payment of our current liabilities to them, in the near future, although each lender may have a change in circumstances and demand payment. Any demand for payment from a related party will have an adverse impact on our ability to achieve our longer-term business objectives and will adversely affect our ability to continue operating as a going concern.

Although we were profitable in fiscal 2018, we did not generate positive cash flow from operations. We believe we have short-term financing available from our largest shareholder to fund our monthly cash-flow deficit. While we continually look for other financing sources, in the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to us. Failure to generate sufficient revenues or raise additional capital will have an adverse impact on our ability to achieve our longer-term business objectives and will adversely affect our ability to continue operating as a going concern.

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

Certain of our accounting policies are deemed “critical”, as they require management's highest degree of judgment, estimates and assumptions. The following critical accounting policies are not intended to be a comprehensive list of all of our accounting policies or estimates:

Revenue Recognition

The Company recognizes revenue only when all of the following criteria have been met:

·	Persuasive evidence of an arrangement exists;
·	Delivery has occurred or services have been rendered;
·	The fee for the arrangement is fixed or determinable; and
·	Collectability is reasonably assured.

Revenues from services are recognized in the period in which they are earned, in accordance with the terms and conditions noted on our websites. In instances where a subscriber prepays for a service, any prepayment is recognized as a current liability until it is earned.

Allowance for Doubtful Accounts

For subscribers to our games website, in fiscal 2018 and 2017, we do not maintain allowances for doubtful accounts for estimated losses that result from the inability or unwillingness of our customers to make required payments.

In order to record the Company’s accounts receivable at their net realizable value, the Company must assess their collectibility.  A considerable amount of judgment is required in order to make this assessment, including an analysis of historical bad debts and other adjustments, a review of the aging of the Company’s receivables, and the current creditworthiness of the Company’s customers.  Generally, when a customer account reaches a certain level of delinquency, the Company provides an allowance for the related amount receivable from the customer.  The Company writes off the accounts receivable balance from a customer and the related allowance established when it believes it has exhausted all reasonable collection efforts. Accounts receivable of $6,750 and $0 is recorded at April 30, 2018 and 2017, respectively, and no allowance for doubtful accounts existed at April 30, 2018 and 2017.

Impairment of Long-Lived Assets

Financial Accounting Standards Board (“FASB”) authoritative guidance requires that certain assets be reviewed for impairment and, if impaired, remeasured at fair value whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment loss estimates are primarily based upon management’s analysis and review of the carrying value of long-lived assets at each balance sheet date, utilizing an undiscounted future cash flow calculation. We recognized an impairment loss of $0 and $6,000, in the fiscal 2018 and 2017, respectively, as we concluded the carrying amount of a cash investment that we made in an early-stage company was not recoverable.

Income Taxes

We estimate the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined that such assets will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carry-forward will be used, the related valuation allowance on such assets is reversed. If actual future taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. At April 30, 2018 and 2017, we have recorded a full valuation on our deferred tax assets.

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

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (the “PEO”) and Chief Financial Officer (the “PFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of April 30, 2018. That evaluation revealed the two material weaknesses identified below (under (b) Management’s Assessment of Internal Control over Financial Reporting).  Based on that evaluation, the PEO and the PFO concluded that, as of April 30, 2018, such controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the PEO and the PFO, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of April 30, 2018, based on the criteria established in a report entitled “2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of April 30, 2018, and identified the following material weaknesses:

●	There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”), taxation requirements and the financial reporting requirements of the SEC; and

●	There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at July 30, 2018.

Our executive officers and directors are as follows:

			Officer or
Name	Age	Position	Director Since

Cecilia Lenk	63	Chairman of the Board and Chief Executive Officer	July 2017

Thomas H Carmody	71	Director	August 2010

Avi Liss	38	Secretary and Director	August 2010

Steven Geary	50	Director	June 2006

Coreen Kraysler	54	Chief Financial Officer	September 2017

Kathy Kraysler	49	Chief Marketing Officer	May 2018

Our directors serve in such capacity until the first annual meeting of our shareholders and until their successors have been elected and qualified. Our officers serve at the discretion of our board of directors, until their death, or until they resign or have been removed from office.

Executive Officers and Directors

Cecilia Lenk, Chairman of the Board and Chief Executive Officer

Cecilia Lenk is the Chairman of the Board and Chief Executive Officer. She accepted the position on July 28, 2017. For the past five year she has worked as a self-employed business consultant and a town councilor in Watertown, MA.

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

Steven Geary, Director

Steven Geary has served as a Director of the Company since June 2006. Since 2009, he has served in several management positions at Statera and is currently the Vice President of Strategy and Business Development. From 2008 to 2009, he was the Chief Executive Officer of ImproveSmart, Inc. From April 2006 to June 2008, he served as our President and Chief Operating Officer and as our Chief Executive Officer from June 2008 to December 2009.

Mr. Geary has significant business development and brand marketing expertise in consumer products and services.

Coreen Kraysler, Chief Financial Officer

Coreen Kraysler has served as the Chief Financial Officer of the Company since September 2017. Ms. Kraysler is a Chartered Financial Analyst, with over 30 years of investment experience. Formerly a Senior Vice President and Principal at Independence Investments, she managed several 5-star rated mutual funds as well as institutional accounts and served on the Investment Committee. She also worked at Eaton Vance as a Vice President, Equity Analyst on the Large and Midcap Value teams. A specialist in financial services, household and consumer products, she guest lectures at local colleges and universities. She received a B.A. in Economics and French, Cum Laude, from Wellesley College and a Master of Science in Management from MIT Sloan.

Coreen Kraysler is the sister of Kathy Kraysler, the Company’s Chief Marketing Officer

Kathy Kraysler, Chief Marketing Officer

Kathy Kraysler has served as the Chief Marketing Officer of the Company since May 2018. She is a Yale M.B.A. with over 20 years of digital marketing, strategy, and analytics experience. She has held Senior Marketing positions at multiple high profile institutions, including PayPal, Dow Jones and MIT, as well as several early-stage companies.  Her expertise encompasses a broad range of digital marketing, from demand generation, account based marketing, and inbound marketing, to marketing operations, digital advertising, and analytics.

For the past five years, she has served as the Director of Marketing Operations and Director of Demand Generation, NewStore, Inc., a Senior Digital Marketing Manager at TandemSeven, and a Research and Analytics Manager at PayPal Holdings, Inc.

Kathy Kraysler is the sister of Coreen Kraysler, the Company’s Chief Financial Officer

Director Independence

Our common stock is currently quoted on the OTC Pink market and is not listed on the NASDAQ Stock Market or any other national securities exchange. Accordingly, we are not currently subject to the NASDAQ continued listing requirements or the requirements of any other national securities exchange. Nevertheless, in determining whether a director or nominee for director should be considered “independent” the board utilizes the definition of independence set forth in Rule 4200(a)(15) of the NASDAQ Marketplace Rules.  Pursuant to that definition, Avi Liss and Steven Geary are independent members of our Board of Directors.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

∙	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

∙	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

∙	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

∙	Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Board Meetings and Committees; Management Matters

Our board of directors took actions on five occasions during the fiscal year ended April 30, 2018. No fees are paid to directors for attendance at meetings or for agreeing to a unanimous consent or the board of directors.

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

Our board of directors uses a variety of methods for identifying and evaluating nominees for director.  It regularly assesses the appropriate size of the board of directors and whether any vacancies exist or are expected due to retirement or otherwise. If vacancies exist, are anticipated or otherwise arise, our board of directors considers various potential candidates for director.  Candidates may come to their attention through current members of our board of directors, shareholders or other persons.  These candidates are evaluated at regular or special meetings of our board of directors and may be considered at any point during the year.

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

Based solely on our review of the copies of such reports received by us, we believe that for the fiscal year ended April 30, 2018, that our directors and executive officers complied with Section 16(a) filing requirements and a 10% shareholder did not comply, by failing to file an increase in ownership in October 2017.

Code of Ethics

We have adopted a code of business conduct and ethics for our directors, officers and employees, including our Chief Executive Officer. The text of our code is posted on our Internet website at www.valuesetters.com.

Item 11.  Executive Compensation.

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to Cecilia Lenk, our Chief Executive Officer, Coreen Kraysler, our Chief Financial Officer and Manuel Teixeira, our former Chairman, Chief Executive Officer and Chief Financial Officer (collectively, the “Named Executives”).  We have no other executive officers.

Summary Executive Compensation Table

						Non-equity	Change in pension value and nonqualified
Name						incentive	deferred
and				Stock	Option	plan	compensation	All other
principal		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
position	Year	($)	($)	($)(1)	($)	($)	($)	($)	($)

Cecilia	2018	0	0	35,525	0	0	0	0	35,525
Lenk,	2017	0	0	0	0	0	0	0	0
CEO	2016	0	0	0	0	0	0	0	0

Coreen	2018	0	0	60,525	0	0	0	0	60,525
Kraysler,	2017	0	0	0	0	0	0	0	0
CFO	2016	0	0	0	0	0	0	0	0

Manuel	2018	0	0	0	0	0	0	0	0
Teixeira,	2017	0	0	0	0	0	0	2,500	2,500
Former CEO	2016	0	0	0	0	0	0	2,100	2,100

(1) Represents the dollar amount of vested equity awards during the fiscal year.

We have no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our officers and directors, and we have no regular salaried employees.

Outstanding Equity Awards at Fiscal Year End

Cecilia Lenk and Coreen Kraysler were each granted 20,000,000 shares of our common stock. 10,000,000 shares vested immediately and 10,000,000 vest over a two-year period. At April 30, 2018, each officer has 6,250,000 shares that will vest on a quarterly basis of 1,250,000 per quarter, ending on July 31, 2019.

Stock Option Grants

There were no stock option grants or exercises in fiscal 2018 for Named Executives.

Compensation of Directors

We currently do not compensate our directors for their services as directors.

Employment Agreements

We currently have no employment agreements in place. At a later date we may enter into employment agreements with our executive officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of July 30, 2018 by:

●	each person whom we know beneficially owns more than 5% of any class of equity security;
●	each of our directors individually;
●	each of our named executive officers individually; and
●	all of our current directors and executive officers as a group.

Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock. Shares of common stock that an individual or group has the right to acquire within 60 days of July 15, 2018, pursuant to the exercise of options or restricted stock are, deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but are not deemed outstanding for the purpose of calculating the percentage owned by any other person listed.

Name and Address	Amount of Shares and Nature
of Beneficial Owner (1)	of Beneficial Ownership	Percent of Class*
Vaxstar LLC	271,371,454	37.1%
Steven Geary (3)	20,600,000	2.8%
Cecilia Lenk (3,4)	14,750,000	2.0%
Coreen Kraysler (4)	14,750,000	2.0%
Tom Carmody (3)	5,000,000	**%
Avi Liss (2,3)	2,000,000	**%
Officers and Directors as a group (5 persons)	56,850,000	7.8%

21

_________________

* Based on 731,694,210 shares of common stock outstanding as of July 30, 2018. ** Less than 1%
(1)	Unless otherwise noted, the business address of each member of our Board of Directors is c/o Valuesetters Inc. 745 Atlantic Avenue, Boston Massachusetts 02111
(2)	Mr. Liss is our Secretary.
(3) (4)	Such individual is a current member of the Board of Directors. Includes 1,250,000 shares that vest within 60 days of July 30, 2018.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Our largest shareholder, Vaxstar LLC, is also our working capital lender. As of April 30, 2018, we owe our largest shareholder $1,000,000, under a term note agreement that bears interest at an annual rate of 1.25%. We have not made any principal or interest payments to our working capital lender. Unpaid interest has been accrued and added to the note.

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

We owe Steven Geary, a director, $31,680 as of April 30, 2018. This obligation is not interest bearing. $16,680 is recorded as a related party trade accounts payable and $15,000 as a related party note payable. We have no signed agreements for the indebtedness to Mr. Geary.

We owe a company controlled by our director, Thomas Carmody, $61,100 as of April 30, 2018.

We currently have no equity compensation plan either approved or not approved by security holders, and there are no securities currently authorized for issuance under any equity compensation plan. However, our Board of Directors has previously approved share-based compensation in lieu of cash compensation to various consultants and employees. Such share-based compensation is recognized at the time the shares vest.

Item 14.  Principal Accounting Fees and Services.

Fruci & Associates II, PLLC is the Company’s independent registered public accounting firm.

The following table presents fees for professional audit services rendered by our independent registered public accounting firm during the past two fiscal years.

	Fiscal 2018	Fiscal 2017
Audit fees	$12,450	$7,500
Audit related fees
Tax fees
All other fees
Total	$12,450	$7,500

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

PART IV

ITEM 15.	FINANCIAL STATEMENTS AND EXHIBITS.

Exhibit
Number	Description

2.1	Asset Purchase Agreement, dated November 23, 2010, between Valuesetters, Inc. and NetGames.com, incorporated by reference to Exhibit 2.1 to our Form 10/A dated July 25, 2014.
3.1	Articles of Incorporation of Valuesetters, Inc. filed on April 25, 1984, incorporated by reference to Exhibit 3.1 to our Form 10 dated September 3, 2013.
3.2	Amendment to Articles of Incorporation of Valuesetters, Inc. filed on September 7, 1999, incorporated by reference to Exhibit 3.2 to our Form 10 dated September 3, 2013.
3.3	Amendment to Articles of Incorporation of Valuesetters, Inc. filed on December 4, 2003, incorporated by reference to Exhibit 3.3 to our Form 10 dated September 3, 2013.
3.4	By-Laws of Valuesetters, Inc, incorporated by reference to Exhibit 3.4 to our Form 10 dated September 3, 2013.
10.1	Amended Secured Lending Agreement between Valuesetters, Inc. and Vaxstar LLC incorporated by reference to Exhibit 10.1 to our Form 10/A dated July 25, 2014 and to our Current Report on Form 8-K dated October 31, 2017.

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* filed herewith

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 30, 2018	VALUESETTERS, INC.

By: /s/ Cecilia Lenk
Cecilia Lenk
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Coreen Kraysler
Coreen Kraysler
Chief Financial Officer
(Principal Financial Officer)

/s/ Avi Liss	Secretary and Director	July 30, 2018
Avi Liss

/s/ Thomas Carmody	Director	July 30, 2018
Thomas Carmody

/s/ Steven Geary	Director	July 30, 2018
Steven Geary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of ValueSetters, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ValueSetters, Inc. (“the Company”) as of April 30, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the two years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018 and 2017, and the results of its operations and its cash flows for each the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has sustained recurring operating losses, has negative working capital, and significant stockholder deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have served as the Company’s auditor since 2017. Spokane, Washington
July 30, 2018

Valuesetters, Inc.

Consolidated Balance Sheets

	April 30, 2018	April 30, 2017

Assets
Current assets:
Cash and cash equivalents	$1,655	$3,324
Accounts receivable	6,750	—
Prepaid expenses	35,000	16,424
Total current assets	43,405	19,748
Non-current prepaid expenses	25,700	—
Deposits	6,300	—
Investments at cost	23,000	—
Total assets	$98,405	$19,748

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable
Trade	$278,987	$285,219
Related party	16,680	31,680
Accrued expenses	149,457	434,229
Deferred revenue	885	1,533
Notes payable – related parties	76,100	35,100
Secured note payable to related party	—	1,199,327
Current portion of long-term debt	—	533,066
Loan payable – bank	37,487	40,107
Demand notes payable	22,800	50,190
Total current liabilities	582,396	2,610,451

Long-term secured note payable to related party	1,000,000	—
	1,582,396	2,610,451

Commitments and Contingencies	—	—

Stockholders’ deficit:
Common stock, $.001 par value; 900,000,000 shares authorized, 731,694,210 and 530,000,000 shares issued and outstanding in 2018 and 2017, respectively	731,694	530,000
Capital in excess of par value	1,434,328	660,439
Accumulated deficit	(3,650,013)	(3,781,142)
Total stockholders’ deficit	(1,483,991)	(2,590,703)
Total liabilities and stockholders’ deficit	$98,405	$19,748

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.
Consolidated Statements of Operations

	Years Ended April 30,
	2018	2017

Revenues	$111,171	$21,508
Costs of revenues	23,885	—
Gross profit	87,286	21,508

Cost and expenses:
Selling, general and administrative	149,137	25,196
Depreciation	—	381,060
Stock-based compensation	130,203	164,295

Total costs and expenses	279,340	570,551

Loss from operations	(192,054)	(549,043)
Other income (expense)
Interest expense	(69,490)	(115,301)
Loss on investments	—	(6,000)
Gain on debt conversion	385,823	—
Impairment loss	—	(158,772)
Other income	6,850	995
Total other income (expense)	323,183	(279,078)
Net income (loss) before taxes	131,129	(828,121)
Income tax	—	—
Net income (loss)	$131,129	$(828,121)

Basic and diluted earnings (loss) per share	$0.00	$(0.00)
Weighted average number of shares outstanding	637,660,247	512,195,042

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.
Consolidated Statements of Stockholders' Deficit
For the years ended April 30, 2018 and 2017

			Capital in
			Excess of	Accumulated	Total
	Shares	Amount	Par Value	Deficit	Deficit
Balance, April 30, 2016	508,000,000	$500,000	$661,039	$(2,953,021)	$(1,783,982)
Net loss, April 30, 2017	—	—	—	(828,121)	(828,121)
Stock issued to purchase investments	10,000,000	10,000	(3,000)	—	7,000
Stock issued for services	12,000,000	12,000	2,400	—	14,400
Balance, April 30, 2017	530,000,000	530,000	660,439	(3,781,142)	(2,590,703)
Net income, April 30, 2018				131,129	121,761
Stock issued for debt settlement	153,277,542	153,277	624,828		778,105
Stock issued for purchase investments	10,000,000	10,000	13,000		23,000
Stock issued for services	38,416,668	38,417	136,062		174,479
Balance, April 30, 2018	731,694,210	$731,694	$1,434,328	$(3,650,013)	$(1,483,991)

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.
Consolidated Statements of Cash Flows

	Year	Year
	Ended	Ended
	April 30,	April 30,
	2018	2017

Operating activities
Net income (loss)	$131,129	$(828,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	130,203	164,295
Depreciation	—	381,060
Impairment of fixed assets	—	158,772
Gain on debt settlement	(385,823)	—
Loss on investments	—	6,000
Changes in non-cash working capital balances:
Accounts receivable	(6,750)	—
Prepaid expenses	—	(6,312)
Other assets	(6,300)	2,017
Accounts payable	(21,232)	96,267
Accrued expenses	109,266	12,327
Deferred revenue	(648)	(484)
Cash used in operating activities	(50,156)	(14,179)

Financing activities
Payments on bank loan	(2,620)	(2,640)
Payment on demand note	(500)	—
Payment on related party notes	(100)	—
Proceeds from demand notes payable	21,700	—
Proceeds from note payable – related party	15,900	—
Proceeds from note payable – secured related party	14,107	19,300
Cash provided by financing activities	48,487	16,660

Increase (decrease) in cash and cash equivalents during the period	(1,669)	2,481
Cash and cash equivalents, beginning of the period	3,324	843
Cash and cash equivalents, end of the period	$1,655	$3,324

Cash paid for:
Interest	$2,592	$2,608
Income taxes	$—	$—

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED APRIL 30, 2018 AND 2017

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of significant intercompany balances and transactions. The operations of a 100% owned subsidiary, AthenaSoft Inc., a Delaware corporation, is included beginning on October 20, 2017, the day of its formation by the Company.

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

1. Description of Business and Summary of Accounting Principles (Continued)

Revenue Recognition

The Company recognizes revenue only when all of the following criteria have been met:

·	Persuasive evidence of an arrangement exists;
·	Delivery has occurred or services have been rendered;
·	The fee for the arrangement is fixed or determinable; and
·	Collectability is reasonably assured.

Revenues from consulting services are recognized in the period in which they are earned, which typically is upon the completion of a consulting engagement. In instances where a customer prepays for consulting services, the prepayment is recognized as a current liability until it is earned. Revenues from web-based services are recognized in the period in which they are earned, in accordance with the terms and conditions noted on our websites. In instances where a subscriber prepays for a service, any prepayment is recognized as a current liability until it is earned.

Costs of Services

Costs of services consist of direct costs that we pay to third parties in order to provide the services that generate revenue.

Earnings (Loss) Per Share

Earnings (loss) per share is computed by dividing net income or loss by the weighted-average number of shares outstanding. To the extent that stock options and convertible debt are anti-dilutive, they are excluded from the calculation of diluted earnings (loss) per share. For 2018 and 2017, the Company had no potentially dilutive securities.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents during fiscal 2018 and 2017.

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

Determination of Fair Value

Cash and cash equivalents, accounts receivable, and accounts payable

In general, carrying amounts approximate fair value because of the short maturity of these instruments.

1.	Description of Business and Summary of Accounting Principles (Continued)

Deferred Revenue

Deferred Revenue represents revenues collected but not earned as of the year end. The Company renders services, or rights to use its software, over a specific time period and revenues are recognized as earned as time passes.

Debt

At April 30, 2018 and 2017, the Company’s secured debt was carried at its face value plus accrued interest. On October 31, 2017, the Company renegotiated its secured related-party debt. Based on the financial condition of the Company, it is impracticable for the Company to estimate the fair value of its short and long-term debt.

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

On June 20, 2018, the FASB expanded the scope of Accounting Standards Codification (ASC) 718, Compensation – Stock Compensation, to include share-based payments to nonemployees for goods and services.The accounting board said the amendments in Accounting Standards Update (ASU) No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, align the guidance for stock compensation to employees and nonemployees. The amended guidance replaces ASC 505-50, Equity—Equity-Based Payments to Non-Employees.

The amendments in ASU No. 2018-07 apply “to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards,” the FASB said. But the amended guidance does not cover stock compensation that is used to provide financing to the company that issued the shares or stock awards tied to a sale of goods or services as part of a contract accounted for according to ASC 606, Revenue From Contracts With Customers.

The amendments are effective for public companies for fiscal years that begin after Dec. 15, 2018, and the quarterly and other interim periods in those years, the FASB said. Private companies have until their fiscal years that start after Dec. 15, 2019, before applying the changes to annual reports. Private companies can wait until their fiscal years that start after Dec. 15, 2020, before they apply the changes to their reporting periods of less than a year. The accounting board also said the amended guidance can be applied before it becomes effective, but businesses are not permitted to use the guidance in ASU No. 2018-07 before they have implemented ASC 606. We are currently evaluating the effect of the adoption of ASU 2018-07 will have on our consolidated results of operations, financial position or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

2.	Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained recurring losses from its continuing operations and as of April 30, 2018, had negative working capital of $538,991 and a stockholders’ deficit of $1,483,991. In addition, the Company is unable to meet its obligations as they become due and sustain its operations. The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.

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

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in its existence. Management’s plans include:

1.	Seek to raise debt or equity for working capital purposes and to pay off existing debt balances. With sufficient additional cash available to the Company, it can make additional marketing expenditures and hire people to generate more revenues, and consequently cut monthly operating losses.

2.	Continue to look for software niches and digital products that can be sold via an Internet-based store. Various acquisition opportunities are being considered to help the Company generate additional revenues and obtain profitability.

3.	Continue to provide consulting services and continue to charge both a cash fee and an equity-based fee, when possible, in exchange for these services.

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

3. Debt

The following table summarizes components debt as of April 30, 2018 and 2017:

	2018	2017	Interest Rate

Secured lender (affiliate)	$1,000,000	$1,199,327	1.25%
Term note	-	333,066	3.0%
Term note	-	200,000	2.0%
Notes payable – related parties	76,100	35,100	0.0%
Demand notes payable	22,800	50,190	0.0 – 10.0%
Loan payable – bank	37,487	40,107	5.5%
Total Debt	$1,136,387	$1,828,803

As of April 30, 2018 and 2017, the Company owed its principal lender (“Lender”) $1,000,000 and $1,199,327, respectively, under a loan and security agreement (“Loan”) dated April 28, 2011, that was amended on July 26, 2014 and again on October 31, 2017. The Lender is also the largest shareholder of the Company, owning 271,371,454 shares of common stock, or 37.1% of the 731,694,210 shares issued and outstanding, as of April 30, 2018.

The Loan was amended on October 31, 2017 to change the maturity date to October 31, 2020, reduce the interest rate from 8% to 1.25% per annum, and reduce the default interest rate from 15% to 8% per annum (the “Amendments”). In conjunction with the Amendments, the Lender also agreed to reduce the total debt and accrued interest payable by $453,031 to $1,000,000, in exchange for the Company issuing to the Lender 44,198,246 shares of its common stock.  Consequently, upon issuance of the 44,198,246 shares, the Company recorded an increase of $44,198 in common stock and $408,833 in capital in excess of par value.

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

As of April 30, 2018 and 2017, the Company’s related-party unsecured notes payable totaled $76,100 and $35,100, respectively. The Company also owes $37,487 and $40,107 as of April 30, 2018 and 2017, respectively, to Chase Bank. The Company pays $220 a month in principal payments on the outstanding balance, plus the monthly interest expense, which is calculated at a rate of 5.5% per annum.

The debt to Chase Bank is personally guaranteed by a former Chief Executive Officer and Chairman of the Board (the “Former CEO”). The Former CEO sold shares of the Company to a third-party, and in addition to payments to the Former CEO, the contract of sale requires the third-party make monthly payments to Chase Bank to pay down the money owed to Chase Bank. Total payments received from the third-party in fiscal 2018 and 2017 amounted to $6,850 and $995, respectively, and were recorded as other income.

Demand notes payable totaled $22,800 and $50,190 at April 30, 2018 and 2017.

The Company owed $200,000 and $533,066 at April 30, 2017, respectively, to two individual note holders. A $200,000 note was due in September 2017 and accrued interest at an annual rate of 2%. On April 9, 2018, the holder converted the note and interest payable into 21,432,329 shares of common stock at a price of $0.01 per share. At the time of conversion the Company issued Common Stock valued at $122,164 to settle $214,323 in debt and accrued interest payable, resulting in a gain on debt conversion of $92,159.

A second note for $333,066 (the “Second Note”), accrued interest at 3% per annum was due in June 2017. This note plus accrued interest was converted into shares of common stock on October 5, 2017. The Second Note was settled by issuing a total number of shares of 52,301,100, which were valued at $130,753, for the settlement of obligations of $443,011, resulting in a gain on debt settlement of $312,259.

In addition to the above conversions of debt into equity, in the first quarter of fiscal 2018, the Company recorded a loss of $12,295 upon the issuance of 24,590,000 shares of stock to retire $24,590 in debt, and a loss of $6,299 was recorded in the third quarter of fiscal 2018 for the retirement of $26,973 in debt by the issuance of 8,755,867 shares of Common Stock.

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

5. Income Taxes

At April 30, 2018, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $1,800,000 expiring in the years of 2019 through 2034. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar State provisions.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law. The Act makes broad and significantly complex changes to the U.S. corporate income tax system by, among other things; reducing the U.S. federal corporate income tax rate from 35% to 21%, and potentially impacting our net operating loss carryforwards. Given the significant changes resulting from and complexities associated with the Act, the estimated financial impacts for fiscal 2018 are provisional. The ultimate outcome may differ from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued and actions the Company may take as a result of the Act. Actual impacts on the Company’s net operating loss carryforwards are expected to be finalized after the Company's 2018 U.S. corporate income tax return is filed.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of April 30, 2018 and 2017 were as follows:

	2018	2017

Deferred tax assets, net:
Net operating loss carryforwards	$1,800,000	$1,800,000
Valuation allowance	1,800,000	1,800,000

Net deferred assets	$—	$—

As a result of the completion of the Company’s federal tax return for fiscal 2017, the amount of the net operating loss carryforwards for fiscal 2017 has been adjusted from $2,100,000 to $1,800,000. The net operating loss carryforwards and the valuation allowance both remain at $1,800,000 at April 30, 2018. Although the Company reported book income of $131,129 in fiscal 2018, the taxable income is estimated to be $158,772 less due to tax depreciation that is available on the Company’s federal tax return for fiscal 2018 that was recorded on the Company’s financial statements as an impairment expense in fiscal 2017. Consequently, the net operating loss carryforwards and the valuation allowance had not materially changed from April 30, 2017, and they remain at $1,800,000 on April 30, 2018.

The following is a reconciliation of the tax provisions for the years ended April 30, 2018 and 2017 with the statutory Federal income tax rates:

	Percentage of Pre-Tax Income
	2018	2017

Statutory Federal income tax rate	34.0%	34.0%
Loss generating no tax benefit	(34.0)	(34.0)

Effective tax rate	—	—

The Company did not have any material unrecognized tax benefits as of April 30, 2018 and 2017. The Company does not expect the unrecognized tax benefits to significantly increase or decrease within the next twelve months.  The Company recorded no interest and penalties relating to unrecognized tax benefits as of and during the years ended April 30, 2018 and 2017. The Company is subject to U.S. federal income tax, as well as taxes by various state jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending April 30, 2015 through 2018.

6. Commitments and Contingencies

Litigation

The Company may be subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, is not likely to have a material effect on the financial condition, results of operations or liquidity of the Company. However, as the outcome of litigation or legal claims is difficult to predict, significant changes in the estimated exposures could occur.

The Company utilizes office space in Boston, Massachusetts, under a month-to-month lease agreement that allows to company to end its lease by providing 30-day written notice. The lease agreement includes a deposit of $6,300.

7. Stockholders’ Deficit

The Company is authorized to issue 900,000,000 shares of its common stock, par value $0.001, 731,694,210 and 530,000,000 shares were outstanding as of April 30, 2018 and 2017, respectively. In fiscal 2018 38,416,668 shares were issued for stock-based compensation, 153,277,542 shares were issued for debt settlement transactions and 10,000,000 shares were issued to purchase a 20% interest in software development company. In fiscal 2017, 12,000,000 shares were issued for consulting services and 10,000,000 shares were issued to purchase shares and membership units in a total of seven early-stage companies. The following tables summarize information about options outstanding at April 30, 2018 and 2017.

	Options Outstanding			Options Exercisable
Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Outstanding	Price

As of April 30, 2018
$0.03	18,000,000	1.02	$0.03	18,000,000	$0.03

As of April 30, 2017
$0.03	18,000,000	2.02	$0.03	17,913,777	$0.03

	Number of Shares	Exercise Price Per Share		Average Exercise Price
Outstanding April 30, 2016	18,000,000		$0.03	$0.03

Granted during year ended April 30, 2017	-		-	-

Exercised/canceled during year ended April 30, 2017	-		-	-

Outstanding April 30, 2017	18,000,000		$0.03	$0.03

Granted during year ended April 30, 2018	-		-	-

Exercised/canceled during year ended April 30, 2018	-		-	-

Outstanding April 30, 2018	18,000,000	$	$ 0.03	$0.03

Options exercisable, April 30, 2018	18,000,000		$0.03	$0.03

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

For the years ended April 30, 2018 and 2017, the Company recorded $130,203 and $164,295, respectively, in stock-based compensation expense. As of April 30, 2018 and 2017, there was $60,699 and $16,423 of prepaid stock-based compensation expense.

The shares of Common Stock issued to pay for services in fiscal 2018, and their corresponding value, are listed in the table below. The 10,000,000 shares valued at $70,000, for a marketing agreement, are for a two-year service period and theses shares account for the $60,699 of prepaid stock-compensation expense. $16,425 in prepaid stock compensation expense at April 30, 2017 was recognized as stock-based compensation in fiscal 2018. All other shares of Common Stock issued in fiscal 2018 were issued after services had been performed.

	Shares	Value of
Description	Issued	Shares
Chief Executive Officer	13,375,000	$35,525
Chief Financial Officer	13,375,000	60,525
Chief Technology Officer	1,250,000	1,989
Marketing agreement	10,000,000	70,000
Marketing consultant	416,668	6,438
Total	38,416,668	$174,477

In fiscal 2017, one payment of 12,000,000 shares of Common Stock to a third-party vendor was valued at $14,400, and was the only stock issuance for services. The majority of the stock compensation expense in fiscal 2017 was related to the issuance of stock options in fiscal 2015, which vested over a three-year period.

In the third quarter of fiscal 2018, the Company issued 350,000 shares of restricted common stock in conjunction with a contract of sale dated January 21, 2018, to purchase a digital marketing database, via an agreement to acquire Dreamfunded Marketplace LLC. On April 16, 2018, the Company and DreamFunded Marketplace LLC agreed to rescind the January 21, 2018 contract of sale, and the owner of DreamFunded MarketPlace LLC agreed to return the 350,000 shares of common stock, which have been treated by the Company as though they were never issued.

8. Earnings (Loss) Per Common Share

Earnings (loss) per common share data was computed as follows:

	2018	2017

Net income (loss)	$131,129	$(828,121)

Weighted average common shares outstanding	637,660,247	512,195,042
Effect of dilutive securities	—	—
Weighted average dilutive common shares outstanding	637,660,247	512,195,042

Earnings (loss) per common share – basic	$0.00	$(0.00)

Earnings (loss) per common share – diluted	$0.00	$(0.00)

For the year ended April 30, 2018 the Company excluded 18,000,000 shares of common stock issuable upon the exercise of outstanding stock options from the calculation of earnings per share because the exercise price of the stock options was greater than the closing market price of the common stock on April 30, 2018, and the effect would be anti-dilutive. For the year ended April 30, 2017, the Company excluded 38,733,333 shares of common stock issuable upon the exercise of outstanding stock options and fixed-rate convertible debt from the calculation of net loss per share because the effect would be anti-dilutive.

9. Related Party Transactions

Our largest shareholder, Vaxstar LLC, is also our working capital lender. As of April 30, 2018, we owe our largest shareholder $1,000,000, under a term note agreement that bears interest at an annual rate of 1.25%. We have not made any principal or interest payments to our working capital lender. Unpaid interest has been accrued.

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

We owe Steven Geary, a director, $31,680 as of April 30, 2018. This obligation is not interest bearing. $16,680 is recorded as a related party trade accounts payable and $15,000 as a related party note payable. We have no signed agreements for the indebtedness to Mr. Geary.

At April 30, 2018, we owe $61,000 to a company controlled by one of our directors

10. Investments

During fiscal 2018, the Company acquired a 20% interest in AthenaSoft Corp., an entity that provides programming work services and sales to our wholly owned subsidiary, AthenaSoft Inc. The Company has no influence over the operations of AthenaSoft Corp. and recorded its investment at cost. During fiscal 2017, the Company acquired an equity interest in seven early-stage companies, Zelgor Inc., MadHat Media Inc, Chronability, Dark LLC, Storeboard Inc, Splyst LLC and Rivetz Corp. by issuing 10,000,000 shares of its common stock. When the Company acquires equity in another entity in exchange for consulting services, the Company only recognizes consulting revenues on its income statement and the cost of the investment on its balance sheet in instances where the value of the early-stage company can be determined through publicly available evidence such as audited financial statements or a market value on a trading platform. The Company recorded a valuation loss on investments at April 30, 2018 and 2017 of $0 and $6,000, respectively.

11. Subsequent Events

On May 1, 2018, the Company executed an agreement to purchase all the outstanding shares of common stock of SpaceoutVR, Inc., in exchange for 200,000 shares of common stock of the Company.

The Company hired a Chief Marketing Officer on May 14, 2018, as reported in the Current Report on Form 8-K dated May 14, 2018.

The Company evaluated subsequent events through July 30, 2018, the date these financial statements were available to be issued. There were no other material subsequent events that required recognition or additional disclosure in these financial statements

