Form 10-Q
period 2018-07-31
ValueSetters Inc.
filed 2018-09-10
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2018

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

As of September 10, 2018, the Company had 741,031,711 shares of its common stock, par value $0.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VALUESETTERS, INC.

Condensed Balance Sheets

	July 31, 2018	April 30, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,738	$1,655
Accounts receivable	6,750	6,750
Prepaid expenses	35,000	35,000
Total current assets	58,488	43,405
Non-current prepaid expenses	16,877	25,700
Deposits	6,300	6,300
Investments at cost	23,000	23,000
Total assets	$104,665	$98,405

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable
Trade	$278,752	$278,987
Related party	16,680	16,680
Accrued expenses	162,675	149,457
Deferred revenue	838	885
Notes payable – related parties	76,100	76,100
Loan payable – bank	36,123	37,487
Demand notes payable	17,300	22,800
Total current liabilities	588,468	582,396

Long-term secured note payable to related party	1,000,000	1,000,000
	1,588,468	1,582,396

Commitments and Contingencies		—

Stockholders’ deficit:
Common stock, $.001 par value; 900,000,000 shares authorized, 735,831,711 and 731,694,210 shares issued and outstanding at July 31, 2018 and April 30, 2018, respectively	735,832	731,694
Capital in excess of par value	1,437,585	1,434,328
Accumulated deficit	(3,657,220)	(3,650,013)
Total stockholders’ deficit	(1,483,803)	(1,483,991)
Total liabilities and stockholders’ deficit	$104,665	$98,405

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended July 31,
	2018	2017

Revenues	$91,918	$1,933
Cost of revenues	4,579	—
Gross profit	87,339	1,933
Cost and expenses:

Selling, general and administrative	76,003	36,966
Stock-based compensation	16,216	33,215

Total costs and expenses	92,219	70,181

Loss from operations	(4,880)	(68,248)
Other income (expense)
Interest expense	(5,027)	(29,049)
Loss on debt settlement	—	(12,295)
Other income	2,700	950
Total other income (expense)	(2,327)	(40,394)
Net loss before taxes	(7,207)	(108,642)
Income tax	—	—
Net loss	$(7,207)	$(108,642)

Basic and diluted loss per share	$0.00	$0.00
Weighted average number of basic and diluted shares outstanding	731,937,009	533,572,308

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.
Condensed Statements of Cash Flows

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	July 31,	July 31,
	2018	2017

Operating activities
Net loss	$(7,207)	$(108,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	16,216	33,215
Loss on debt settlement	—	12,295
Changes in non-cash working capital balances
Deposits	—	(6,300)
Accounts payable	(235)	27,676
Accrued expenses	8,426	3,635
Deferred revenue	(47)	(54)
Cash used in operating activities	17,153	(38,175)

Financing activities
Payments on bank loan	(1,570)	(660)
Payments on demand note	(5,500)	—
Proceeds from subscription agreement	5,000
Proceeds from demand note payable	—	21,700
Proceeds from note payable – secured related party	—	14,107
Cash provided by (used in) financing activities	(2,070)	35,147

Decrease in cash and cash equivalents during the period	(15,083)	(3,028)
Cash and cash equivalents, beginning of the period	1,655	3,324
Cash and cash equivalents, end of the period	$16,738	$296

Cash paid for:
Interest	$660	$632
Income taxes	$—	$—
Non-cash financing activities
Common stock issued for debt settlement	$—	$24,590

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.

Notes To Condensed Financial Statements (Unaudited)

Note 1– Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2019. For further information, refer to the audited financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended April 30, 2018.

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained recurring losses from its continuing operations as of July 31, 2018, had negative working capital of $529,980 and a stockholders’ deficit of $1,483,803. In addition, the Company is unable to meet its obligations as they become due and sustain its operations. These conditions and events that require management’s consideration, when considered in the aggregate, indicate that the Company will be unable to meet its obligations as they become due within one year after the issuance date of these financial statements. The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.

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

Management’s plans include:

1.	Seek to raise debt or equity for working capital purposes and to pay off existing debt balances. With sufficient additional cash available to the Company, it can begin to make marketing expenditures and hire people to generate more revenues, and consequently cut monthly operating losses.

2.	Continue to look for software niches and other digital products that can be sold via an Internet-based store. Various acquisition opportunities may help us generate the revenues we are seeking and be a quicker path to profitability than organic growth.

3.	Continue to provide advisory services to companies seeking to raise capital and assist them with capital raises. Beginning in the quarter ended July 31, 2018, the Company has generated more consulting revenue than any other quarter in its history.

Management has determined, based on its recent history and its liquidity issues, that it is not probable that management's plans will sufficiently alleviate or mitigate, to a sufficient level the relevant conditions or events noted above. Accordingly, management of the Company has concluded that there is substantial doubt about the Company's ability to continue as a going concern within one year after issuance date of the financial statements.

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

Note 3 – Loss Per Common Share

Loss per common share data was computed as follows:

	Three Months Ended July 31, 2018	Three Months Ended July 31, 2017

Net loss	$(7,207)		$(108,642)

Weighted average common shares outstanding	731,937,009		533,572,308
Effect of dilutive securities	—		—
Weighted average dilutive common shares outstanding	731,937,009		533,572,308

Loss per common share – basic	$(.00)		$(.00)

Loss per common share – diluted	$(.00)	$	.(00)

For the three-month periods ended July 31, 2018 and 2017, the Company excluded 18,000,000 and 38,733,333 shares of common stock, respectively, issuable upon the exercise of outstanding stock options and fixed-rate convertible debt from the calculation of net loss per share because the effect would be anti-dilutive.

Note 4 – Principal Financing Arrangements

The following table summarizes components debt as of July 31, 2018 and April 30, 2018:

	July 31, 2018	April 30, 2018	Interest Rate

Secured lender (affiliate)	$1,000,000	$1,000,000	1.25%
Notes payable – related parties	76,100	76,100	0.0%
Demand notes payable	17,300	22,800	0.0 – 10.0%
Loan payable – bank	36,123	37,487	5.5%
Total Debt	$1,129,523	$1,136,387

As of July 31, 2018 and April 30, 2018, the Company owed its principal lender (“Lender”) $1,000,000 under a loan and security agreement (“Loan”) dated April 28, 2011, that was amended on July 26, 2014 and again on October 31, 2017. The Lender is also the largest shareholder of the Company, owning 271,371,454 shares of common stock, or 36.9% of the 735,831,711 shares issued and outstanding, as of July 31, 2018.

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

As of July 31, 2018 and April 30, 2018, the Company’s related-party unsecured notes payable totaled $76,100. The Company also owed $36,123 and $37,487 as of July 31, 2018 and April 30, 2018, respectively, to Chase Bank. The Company pays monthly principal payments on the outstanding balance, plus the monthly interest expense, which is calculated at a rate of 5.5% per annum.

The debt to Chase Bank is personally guaranteed by a former Chief Executive Officer and Chairman of the Board (the “Former CEO”). The Former CEO sold shares of the Company to a third-party, and in addition to payments to the Former CEO, the contract of sale requires the third-party make monthly payments to Chase Bank to pay down the money owed to Chase Bank. Total payments received from the third-party in the three months ended July 31, 2018 and 2017 amounted to $2,700 and $950, respectively, and were recorded as other income.

Demand notes payable totaled $17,300 and $22,800 at July 31, 2018 and April 30, 2018.

The Company owed $533,066 at April 30, 2017 to two individual note holders. A $200,000 note was due in September 2017 and accrued interest at an annual rate of 2%. On April 9, 2018, the holder converted the note and interest payable into 21,432,329 shares of common stock at a price of $0.01 per share. At the time of conversion the Company issued common stock valued at $122,164 to settle $214,323 in debt and accrued interest payable, resulting in a gain on debt conversion of $92,159 in the fourth quarter of fiscal 2018.

A second note for $333,066 (the “Second Note”), accrued interest at 3% per annum was due in June 2017. This note plus accrued interest was converted into shares of common stock on October 5, 2017. The Second Note was settled by issuing a total number of shares of 52,301,100, which were valued at $130,753, for the settlement of obligations of $443,011, resulting in a gain on debt settlement of $312,259 in the second quarter of fiscal 2018.

In addition to the above conversions of debt into equity, in the first quarter of fiscal 2018, the Company recorded a loss of $12,295 upon the issuance of 24,590,000 shares of stock to retire $24,590 in debt.

Note 5 – Income Taxes

At July 31, 2018 and April 30, 2018, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $1,800,000 expiring in the years of 2019 through 2034. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar State provisions.

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

Due to the loss for the three-month periods ended July 31, 2018 and 2017, the Company has recorded no income tax expense in either of these three-month periods.

Note 6 – Related Party Transactions

The Company’s largest shareholder is also its principal lender. Our Chief Executive Officer is also the Chief Executive Officer of our largest shareholder. As of July 31, 2018 and April 30, 2018, the Company owed its largest shareholder, under a secured lending agreement, $1,000,000. Under the existing loan agreement, as amended, the maximum amount of the loan is $1,250,000, and the loan matures on October 31, 2020. The largest shareholder of the Company owns 271,371,454 shares of common stock, or 36.9% of the 735,831,711 shares issued and outstanding.

The Company owes a director $31,680 as of July 31, 2018 and April 30, 2018, which is recorded as accounts payable.

The Company owes a related party $76,100 as of July 31, 2018 and April 30, 2018 under a note payable with interest at 8% per annum, which had a maturity date of November 18, 2017.

Accrued interest payable on related party debt amounted to $12,050 and $7,990 at July 31, 2018 and April 30, 2018, respectively. Such amounts are included in accrued expenses.

Note 7 – Stockholders’ Deficit

The Company is authorized to issue 900,000,000 shares of its common stock, par value $0.001. 735,831,711 and 731,694,210 shares were outstanding as of July 31, 2018 and April 30, 2018, respectively.

In the first quarter of fiscal 2019, the Company issued 200,000 restricted shares of stock in conjunction with the purchase of a virtual reality game known as SpaceoutVR. The Company committed to issuing 2,800,000 to the former owners of SpaceoutVR in a private placement for an aggregate amount of $5,000. The subscription agreement documents have not been completed and the 2,800,000 shares have not yet been issued. The $5,000 purchase price has been received and is accounted for as a liability at July 31, 2018. The Company also issued 3,937,501 restricted shares of common stock as part of stock-based compensation agreements.

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

Note 9 – Stock-Based Compensation Plans

The Company entered consulting agreements to issue common stock and options to purchase common stock, and recorded the applicable non-cash expense in accordance with the authoritative guidance of the Financial Accounting Standards Board. For the three-month periods ended July 31, 2018 and 2017, the Company recorded $16,216 and $33,215, respectively, in stock-based compensation expense. As of July 31, 2018, there was $51,877 of prepaid stock-based compensation expense for services that end in January 2020.

Note 10 – Deposits

The company utilizes office space in Boston, Massachusetts, under a month-to-month lease agreement that allows to company to end its lease by providing 30-day written notice. The lease agreement includes a deposit of $6,300.

Note 11 – Subsequent Events

In August 2018 the Company issued 5,200,000 shares of common stock as stock-based compensation to consultants.

The Company evaluated subsequent events through September 10, 2018, the date these financial statements were available to be issued. There were no other material subsequent events that required recognition or additional disclosure in these financial statements.

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

We intend to employ personnel in such areas as sales, technical support and finance once we have increased our revenues or received an injection of capital that is sufficient to support such personnel. In addition to our online chess subscriptions, we recently purchased an online virtual-reality company. The subscriber signups are automated; we have not hired any new employees to support this activity. Our Chief Executive and Chief Financial officers have been working for stock-based compensation only. Due to an increase in our revenues, in the first quarter of fiscal 2019, we hired a Chief Marketing Officer, and the bulk of her compensation is in cash. As we grow our revenues, we plan to hire additional employees, which will result in an increase in our selling, general and administrative expenses.

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

One such company that we own equity in, as a result of our consulting services, is NetCapital Systems LLC (“NetCapital”). This company owns a Title III JOBS Act funding portal, and as of today is one a only a few dozen FINRA approved crowdfunding portals allowed to sell securities in startup companies to non-accredited investors, via the Internet. We continue to consult for NetCapital (see https://netcapital.com) and have invested in additional early-stage companies that we met through NetCapital by providing our consulting services. We believe our investment and future revenue potential from our relationship with NetCapital is significant. In the first quarter of fiscal 2019, $75,000 in revenues came from consulting we performed for a company that intends to prepare an offering statement and use NetCapital for a crowdfunding raise. Furthermore, we owned 15% of a company, KingsCrowd LLC, that recently raised the maximum amount it was seeking, $106,699, on the NetCapital portal. KingsCrowd was founded with the vision that everyone should have access to institutional grade research and analytics tools that enable informed startup investment decisions, regardless of investment experience.

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

Results of Operations

For the Three Months Ended July 31, 2018 Compared to the Three Months Ended July 31, 2017

Our revenues for the three-months ended July 31, 2018 increased by $89,985, or 4,655%, to $91,918 as compared to $1,933 reported for the three months ended July 31, 2017. The increase in revenues is attributable to the new consulting services we provided to companies seeking to raise capital in the quarter ended July 31, 2018.

Costs of revenues increased by $4,579, to $4,579 for the three-months ended July 31, 2018 from $0 reported in the three-months ended July 31, 2017. The increase is primarily attributable to services we purchased in fiscal 2019 in conjunction with providing consulting services for our customers to raise capital via equity crowdfunding. Such services were not provided by us in fiscal 2018.

Selling, general and administrative expenses increased by $39,737, to $76,703 for the three-months ended July 31, 2018 from $36,966 reported in the three-months ended July 31, 2017. The increase is primarily attributable to compensation we paid our Chief Marketing Officer in the July 31, 2018 quarter.

Stock-based compensation decreased by $16,999, to $16,216 for the three-months ended July 31, 2018 from $33,215 reported in the three-months ended July 31, 2017. The decrease is primarily attributable fewer shares of our common stock being issued for compensation in the July 31, 2018 quarter, as compared to the July 31, 2017 quarter.

Interest expense decreased by $24,022 to $5,027 for the three-months ended July 31, 2018, as compared to $29,049 for the three months ended July 31, 2017. The decrease in interest expense is attributable to reduced debt amounts of more than $700,000 at July 31, 2018, and a reduction in interest expense from 8% per annum to 1.25% per annum from our senior secured lender.

Liquidity and Capital Resources

At July 31, 2018, we had cash and cash equivalents of $16,738 and negative working capital of $529,980 as compared to cash and cash equivalents of $1,655 and negative working capital of $538,991 at April 30, 2018.

Net cash provided by (used in) operating activities amounted to $22,153 and ($38,175) in the three-months ended July 31, 2018 and 2017, respectively. The principal use of cash from operating activities in the three-months ended July 31, 2018 was the net loss of $7,207, but it was offset by a non-cash item, stock-based compensation of $15,516, and an increase in accrued expenses of $14,126. The principal use of cash from operating activities in the three-months ended July 31, 2017 was the net loss of $108,642, which was offset by two non-cash items, a loss on debt settlement of $12,295 and stock-based compensation of $33,215. In addition, there was an increase in accounts payable of $27,676.

There was no investing activity in the three-months ended July 31, 2018 and 2017.

Net cash used in financing activities amounted to $2,070, which consisted of $5,000 in cash proceeds from subscription agreements and $7,070 in principal payments of outstanding loans in the three months ended July 31, 2018. Net cash provided by financing activities aggregated $35,147 in the three-months ended July 31, 2017. The principal use of cash was payments of bank debt of $660, which was offset by proceeds of $21,700 in notes payable and $14,107 of additional borrowing from our secured lender

In the three-months ended July 31, 2018 and 2017, there were no expenditures for capital assets. We do not anticipate any capital expenditures in fiscal 2019.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern. However, we have sustained net losses from operations during the last several years, and we have very limited liquidity. Management anticipates that we will be dependent, for the near future, on additional capital to fund our operating expenses and anticipated growth, which we intend to achieve through consulting services and the further development of our game applications. Although we are choosing methods of growth that potentially minimize the use of cash, and we were successful in the quarter ended July 31, 2018 to generate positive cash flow from operations of $22,153, we cannot be assured that we will be able to continue our success until we have secured customers that will provide us with repeat business. Furthermore, the most recent report of our independent registered public accounting firm expresses doubt about our ability to continue as a going concern. Our operating losses have been funded primarily through borrowings from related-party lenders.

Our required debt payments for a bank loan, which has a balance of $39,447 at July 31, 2017, amounts to $675 a month of principal and approximately $200in interest. We have not paid principal or interest on any related party debt; the interest accrues each month. We believe our related party creditors will not demand payment of our current liabilities to them, in the near future, although each lender may have a change in circumstances and demand payment. Any demand for payment from a related party will have an adverse impact on our ability to achieve our longer-term business objectives, and will adversely affect our ability to continue operating as a going concern.

Although we are not yet profitable, we generated cash from operations in the quarter ended July 31, 2018, and were able to make debt service payments to non-affiliated lenders without borrowing money. We believe we have short-term financing available from our largest shareholder to fund a monthly cash-flow deficit, if needed. While we continually look for other financing sources, in the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to us. Failure to generate sufficient revenues or raise additional capital will have an adverse impact on our ability to achieve our longer-term business objectives, and will adversely affect our ability to continue operating as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended July 31, 2018, we issued 200,000 shares of common stock to purchase a virtual reality game business and we circulated to the owners of the business a subscription agreement to purchase up to 2,800,000 shares of our common stock (the “Shares”) for an aggregate purchase price of $5,000. We intend to issue the Shares when all the subscription agreements have been executed. We also issued 3,937,501 shares of common stock to our executives and consultants as part of a compensation package.

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

Date: September 10, 2018	VALUESETTERS, INC.

By: /s/ Cecilia Lenk
Cecilia Lenk
Chairman of the Board and Chief Executive Officer

By: /s/ Coreen Kraysler
Coreen Kraysler
Principal Financial Officer

