Form 10-Q
period 2018-10-31
ValueSetters Inc.
filed 2018-12-17
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2018

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [X]
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

As of December 17, 2018, the Company had 746,894,212 shares of its common stock, par value $0.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VALUESETTERS, INC.

Condensed Balance Sheets

	October 31, 2018	April 30, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,025	$1,655
Accounts receivable	6,750	6,750
Prepaid expenses	35,000	35,000
Total current assets	46,775	43,405
Non-current prepaid expenses	8,055	25,700
Deposits	6,300	6,300
Investments at cost	23,000	23,000
Total assets	$84,130	$98,405

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable
Trade	$278,752	$278,987
Related party	16,680	16,680
Accrued expenses	148,353	149,457
Deferred revenue	848	885
Notes payable – related parties	76,100	76,100
Loan payable – bank	34,547	37,487
Demand notes payable	15,800	22,800
Total current liabilities	571,080	582,396

Long-term secured note payable to related party	1,000,000	1,000,000
	1,571,080	1,582,396

Commitments and Contingencies		—

Stockholders’ deficit:
Common stock, $.001 par value; 900,000,000 shares authorized, 746,894,212 and 731,694,210 shares issued and outstanding at October 31, 2018 and April 30, 2018, respectively	746,894	731,694
Capital in excess of par value	1,443,731	1,434,328
Accumulated deficit	(3,677,575)	(3,650,013)
Total stockholders’ deficit	(1,486,950)	(1,483,991)
Total liabilities and stockholders’ deficit	$84,130	$98,405

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.
Condensed Statements of Operations
(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	October 31, 2018	October 31, 2017	October 31, 2018	October 31, 2017

Revenues	$160,640	$26,052	$68,722	$24,119
Cost of revenues	12,703	—	8,124	—
Gross profit	147,937	26,052	60,598	24,119

Costs and expenses:
Stock-based compensation	36,547	86,312	21,031	53,097
Selling, general and administrative	133,895	81,101	57,192	44,135
Total costs and expenses	170,442	167,413	78,223	97,232

Loss from operations	(22,505)	(141,361)	(17,625)	(73,113)

Other income (expense):
Interest expense	(9,657)	(56,046)	(4,630)	(26,997)
Gain on debt settlement	—	299,964	—	312,259
Other income	4,600	950	1,900	—
Total other income (expense)	(5,057)	244,868	(2,730)	285,262
Net income (loss) before taxes	(27,562)	103,507	(20,355)	212,149
Income tax	—	—	—	—
Net income (loss)	$(27,562)	$103,507	$(20,355)	$212,149

Basic earnings (loss) per share	$(0.00)	$0.00	$(0.00)	$0.00
Diluted earnings (loss) per share	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of common shares outstanding:
Basic	735,127,838	559,841,092	738,318,668	586,109,876
Diluted	735,127,838	559,841,092	738,318,668	586,109,876

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.
Condensed Statements of Cash Flows

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	October 31,	October 31,
	2018	2017

Operating activities
Net income (loss)	$(27,562)	$103,507
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	36,547	86,312
Gain on debt settlement	—	(299,964)
Changes in non-cash working capital balances
Accounts receivable	—	(2,000)
Deposits and other assets	—	(10,500)
Accounts payable	(235)	(3,378)
Accrued expenses	177	82,744
Deferred revenue	(37)	(169)
Cash provided by (used in) operating activities	8,890	(43,448)

Financing activities
Payments on bank loan	(3,520)	(1,320)
Payment on related party note	—	(100)
Payments on demand note	(7,000)
Proceeds from sale of common stock	5,000
Proceeds from notes payable	—	21,700
Proceeds from related party note	—	8,500
Proceeds from note payable – secured related party	—	14,107
Cash provided by (used in) financing activities	(5,520)	42,887

Increase (decrease) in cash and cash equivalents during the period	3,370	(561)
Cash and cash equivalents, beginning of the period	1,655	3,324
Cash and cash equivalents, end of the period	$5,025	$2,763

Cash paid for:
Interest	$1,329	$1,286
Income taxes	$—	$—
Non-cash financing activities
Common stock issued for debt settlement	$—	$230,480
Common stock issued for investment	$—	$23,000

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.

Notes To Condensed Financial Statements (Unaudited)

Note 1– Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six- and three-month periods ended October 31, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ended April 30, 2019. For further information, refer to the audited financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended April 30, 2018.

In May 2014, the FASB issued guidance based on the principle that revenue is recognized in an amount expected to be collected and to which the entity expects to be entitled in exchange for the transfer of goods or services. We adopted this guidance in fiscal year 2019 under the modified retrospective approach. The adoption of this guidance does not have a material impact on our consolidated financial statements.

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained recurring losses from its continuing operations as of October 31, 2018, had negative working capital of $524,305 and a stockholders’ deficit of $1,486,950. In addition, the Company is unable to meet its obligations as they become due and sustain its operations. The Company believes that its existing cash resources are not sufficient to fund its continuing operating losses, capital expenditures, lease and debt payments and working capital requirements.

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

Management has determined, based on its recent history and its liquidity issues that it is not probable that management’s plan will sufficiently alleviate or mitigate, to a sufficient level, the relevant conditions or events noted above. Accordingly, the management of the Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements.

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

Note 3 – Earnings (Loss) Per Common Share

Income (loss) per common share data was computed as follows:

	Six Months Ended October 31, 2018	Six Months Ended October 31, 2017	Three Months Ended October 31, 2018	Three Months Ended October 31, 2017
Net income (loss) attributable to common stockholders – basic	$(27,562)	$103,507	$(20,355)	$212,149
Adjustments to net income (loss)	—	—	—	—
Net income (loss) attributable to common stockholders – diluted	$(27,562)	$103,507	$(20,355)	$212,149

Weighted average common shares outstanding – basic	735,127,838	559,841,092	738,318,668	586,109,876
Effect of dilutive securities	—	—	—	—
Weighted average common shares outstanding – diluted	735,127,838	559,841,092	738,318,668	586,109,876

Earnings (loss) per common share – basic	$(0.00)	$0.00	$(0.00)	$0.00
Earnings (loss) per common share – diluted	$(0.00)	$0.00	$(0.00)	$0.00

For the six- and three-month periods ended October 31, 2018, the Company excluded 18,000,000 shares of common stock, issuable upon the exercise of outstanding stock options from the calculation of net loss per share because the effect would be anti-dilutive. For the six- and three-month periods ended October 31, 2017, the Company excluded 46,133,333 and 38,733,333 shares of common stock, respectively, issuable upon the exercise of outstanding stock options and fixed-rate convertible debt from the calculation of net income per share because the effect would be anti-dilutive.

Note 4 – Principal Financing Arrangements

The following table summarizes components debt as of October 31, 2018 and April 30, 2018:

	October 31, 2018	April 30, 2018	Interest Rate

Secured lender (affiliate)	$1,000,000	$1,000,000	1.25%
Notes payable – related parties	76,100	76,100	0.0 – 8.0%
Demand notes payable	15,800	22,800	0.0 – 10.0%
Loan payable – bank	34,547	37,487	5.5%
Total Debt	$1,126,447	$1,136,387

As of October 31, 2018 and April 30, 2018, the Company owed its principal lender (“Lender”) $1,000,000 under a loan and security agreement (“Loan”) dated April 28, 2011, that was amended on July 26, 2014 and again on October 31, 2017. The Lender is also the largest shareholder of the Company, owning 271,371,454 shares of common stock, or 36.3% of the 746,894,212 shares issued and outstanding, as of October 31, 2018.

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

As of October 31, 2018 and April 30, 2018, the Company’s related-party unsecured notes payable totaled $76,100. The Company also owes $34,547 and $37,487 as of October 31, 2018 and April 30, 2018, respectively, to Chase Bank. The Company pays monthly principal payments on the outstanding balance, plus the monthly interest expense, which is calculated at a rate of 5.5% per annum.

The debt to Chase Bank is personally guaranteed by a former Chief Executive Officer and Chairman of the Board (the “Former CEO”). The Former CEO sold shares of the Company to a third-party, and in addition to payments to the Former CEO, the contract of sale requires the third-party make monthly payments to Chase Bank to pay down the money owed to Chase Bank. Total payments received from the third-party in the six and three months ended October 31, 2018 amounted to $4,600 and $1,900, respectively. Total payments received from the third-party in the six and three months ended October 31, 2017 amounted to $950 and $0, respectively. These payments were recorded as other income.

Demand notes payable totaled $15,800 and $22,800 at October 31, 2018 and April 30, 2018.

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

Note 5 – Income Taxes

At October 31, 2018 and April 30, 2018, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $1,800,000 expiring in the years of 2019 through 2034. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar State provisions.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law. The Act makes broad and significantly complex changes to the U.S. corporate income tax system by, among other things; reducing the U.S. federal corporate income tax rate from 35% to 21%, and potentially impacting our net operating loss carryforwards. Given the significant changes resulting from and complexities associated with the Act, the estimated financial impacts for fiscal 2018 are provisional. The ultimate outcome may differ from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued and actions the Company may take as a result of the Act. Actual impacts on the Company’s net operating loss carryforwards are expected to be finalized after the Company's fiscal 2019 U.S. corporate income tax return is filed, which is the first time the Company will use the 2018 federal tax forms.

Due to the loss for the six-and three-month periods ended October 31, 2018, the Company has recorded no income tax expense in either of these periods. Due to the non-taxable nature of the gain incurred by the company for the six-and three-month periods ended October 31, 2017, the Company has recorded no income tax expense in either of these periods.

Note 6 – Related Party Transactions

The Company’s largest shareholder is also its principal lender. As of October 31, 2018 and April 30, 2018, the Company owed its largest shareholder, under a secured lending agreement, $1,000,000. Under the existing loan agreement, as amended, the maximum amount of the loan is $1,250,000, and the loan matures on October 31, 2020. The largest shareholder of the Company owns 271,371,454 shares of common stock, or 36.9% of the 735,831,711 shares issued and outstanding.

The Company owes a director $16,680 as of October 31, 2018 and April 30, 2018, which is recorded as accounts payable, plus $15,000 in a non-interest bearing note payable.

The Company owes a related party $61,100 as of October 31, 2018 and April 30, 2018 under a note payable with interest at 8% per annum, which had a maturity date of November 18, 2017.

Accrued interest payable on related party debt amounted to $16,111 and $7,990 at October 31, 2018 and April 30, 2018, respectively. Such amounts are included in accrued expenses.

Note 7 – Stockholders’ Deficit

The Company is authorized to issue 900,000,000 shares of its common stock, par value $0.001. 746,894,212 and 731,694,210 shares were outstanding as of October 31, 2018 and April 30, 2018, respectively.

In the first quarter of fiscal 2018, the Company issued 10,000,000 shares of restricted stock to its chief executive officer and 24,590,000 to a creditor to settle $24,590 in debt.

In the second quarter of fiscal 2018, the Company issued an aggregate of 12,875,000 shares of restricted common stock to its three officers, as compensation expense. The Company also issued 10,000,000 shares of restricted common stock to AthenaSoft Corp., to purchase a 20% ownership. The Company can exert no influence on AthenaSoft Corp., considers its ownership a passive investment and has no access to the financial records of AthenaSoft Corp. Consequently, the investment is recorded using the cost method. In conjunction with the acquisition, the Company incorporated a new wholly owned subsidiary, AthenaSoft Inc., a Delaware corporation, for the purpose of being a U.S. marketing arm for programming projects that AthenaSoft Corp. completes with its labor force in India. Additionally, the Company issued 96,499,346 shares of restricted common stock to settle debt obligations, including accrued interest payable, of $896,042.

In the first quarter of fiscal 2019, the Company issued 200,000 restricted shares of stock in conjunction with the purchase of a virtual reality game known as SpaceoutVR. The Company also issued 3,937,501 restricted shares of common stock as part of stock-based compensation agreements. Shares issues for compensation amounted to 3,312,501 shares to Company officers, and 312,501 to a consultant.

In the second quarter of fiscal 2019, the Company sold $5,000 of restricted common stock in a private placement and issued 2,800,000 shares of restricted stock. The Company also issued 8,262,501 restricted shares of common stock as part of stock-based compensation agreements. Shares issued for compensation amounted to 2,750,000 shares to Company officers, and 5,512,501 to three consultants.

Expense was recorded of $17,644 and $8,822 for the six- and three- month periods ended October 31, 2018, for previously issued shares in conjunctions with a consulting agreement.

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

Note 9 – Stock-Based Compensation Plans

The Company entered consulting agreements to issue common stock and options to purchase common stock, and recorded the applicable non-cash expense in accordance with the authoritative guidance of the Financial Accounting Standards Board.  For the six and three-month periods ended October 31, 2018, the Company recorded $36,547 and $21,031 respectively, in stock-based compensation expense. For the six and three-month periods ended October 31, 2017, the Company recorded $86,312 and $53,097, respectively, in stock-based compensation expense. As of October 31, 2018, there was $43,055 of prepaid stock-based compensation expense for services that end in January 2020.

Note 10 – Deposits and Commitments

The Company utilizes office space in Boston, Massachusetts, under a month-to-month lease agreement that allows to company to end its lease by providing 30-day written notice. The lease agreement includes a deposit of $6,300.

The Company has a business development arrangement with an independent contractor to compensate the contractor up to 20% of the revenue generated and collected from customers, pursuant to the Company’s commission policy.

Note 11 – Concentrations

For the six- and three-month periods ended October 31, 2018, the Company had one customer that constituted 78% and 73% of its revenues, respectively.

Note 12 – Subsequent Events

The Company evaluated subsequent events through December 17, 2018, the date these financial statements were available to be issued. There were no other material subsequent events that required recognition or additional disclosure in these financial statements.

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

Results of Operations

For the Six Months Ended October 31, 2018 Compared to the Six Months Ended October 31, 2017

Our revenues for the six months ended October 31, 2018 increased by $134,588, or 517%, to $160,640 as compared to $26,052 reported for the six months ended October 31, 2017.  The increase in revenues is attributable to an increase in consulting services. With the hiring in May of a Chief Marketing Officer, we have been able to expand our digital marketing capabilities.  We remain cautiously optimistic about the revenue pipeline for our advisory business going forward.

Selling, general and administrative expenses increased by $52,794, or 65%, to $133,895 for the six months ended October 31, 2018, from $81,101 for the six months ended October 31, 2017.  The increase is primarily attributed to an increase compensation expense, due to the hiring of a Chief Marketing Officer.

Stock-based compensation expense decreased by 58% to $36,547 for the six months ended October 31, 2018, as compared to $86,312 reported for the six months ended October 31, 2017. The decrease in expense is primarily due to the lower price per share of our common stock when shares were issued in fiscal 2019.

Interest expense decreased by $46,389 to $9,657 for the six-month period ended October 31, 2018, as compared to $56,046 for the six months ended October 31, 2017.  The decrease in interest expense is attributable to a decrease in our debt at October 31, 2018, as compared to October 31, 2017, and the lowering of the annual interest rate from our senior secured lender from 8.0% to 1.25%.

For the six-month period ended October 31, 2017, we recorded a gain on debt settlement of $299,964, as compared to no gain in the six-month period ended October 31, 2018. No debt settlements have occurred in fiscal 2019. Each instance of a debt settlement gain or loss is contingent upon the price of our stock and the amount of debt retired.

For the Three Months Ended October 31, 2018 Compared to the Three Months Ended October 31, 2017

Our revenues for the three-months ended October 31, 2018 increased by $44,603, or 185%, to $68,722 as compared to $24,119 reported for the three months ended October 31, 2017.  The increase in revenues is attributable to the new consulting services, including digital marketing, that we provided to companies seeking to raise capital in the quarter ended October 31, 2018.

Costs of revenues increased by $8,124, to $8,124 for the three-months ended October 31, 2018 from $0 reported in the three-months ended October 31, 2017.  The increase is primarily attributable to services we purchased in fiscal 2019 in conjunction with providing consulting services for our customers to raise capital via equity crowdfunding.  Such services were not provided by us in fiscal 2018.

Selling, general and administrative expenses increased by $13,057, to $57,192 for the three-months ended October 31, 2018 from $44,135 reported in the three-months ended October 31, 2017.  The increase is primarily attributable to compensation we paid our Chief Marketing Officer in the October 31, 2018 quarter.

Stock-based compensation decreased by $32,066, to $21,031 for the three-months ended October 31, 2018 from $53,097 reported in the three-months ended October 31, 2017.  The decrease in expense is primarily due to the lower price per share of our common stock when shares were issued in fiscal 2019.

Interest expense decreased by $22,367 to $4,630 for the three-months ended October 31, 2018, as compared to $26,997 for the three months ended October 31, 2017.  The decrease in interest expense is attributable to reduced debt amounts of more than $700,000 at October 31, 2018, and a reduction in interest expense from 8% per annum to 1.25% per annum from our senior secured lender.

Liquidity and Capital Resources

At October 31, 2018, we had cash and cash equivalents of $5,025 and negative working capital of $524,305 as compared to cash and cash equivalents of $1,655 and negative working capital of $538,991 at April 30, 2018.

Net cash provided by (used in) operating activities amounted to $8,890 and ($43,448) in the six-months ended October 31, 2018 and 2017, respectively.  The principal use of cash from operating activities in the six-months ended October 31, 2018 was the net loss of $27,562, but it was offset by a non-cash item, stock-based compensation of $36,547. Net cash used in operating activities amounted to $43,448 in the six months ended October 31, 2017. The principal source of cash from operating activities in the six-month period ended October 31, 2017 came from net income of $103,507, plus stock-based compensation of $86,312 and an increase in accrued expenses of $82,744, which was offset by a gain on debt settlement of $299,964.

There was no investing activity in the six-months ended October 31, 2018 and 2017.

For the six months ended October 31, 2018, net cash used in financing activities amounted to $5,520, which consisted of $10,520 in principal payments of outstanding loans, offset by proceeds from the sale of common stock of $5,000. Net cash provided by financing activities aggregated $42,887 in the six-month period ended October 31, 2017. The principal source of cash from financing activities in the six-month period ended October 31, 2017 came from loan proceeds of $14,107 from our secured lender, $8,500 from a related party, and $21,700 from a single investor.

In the six-months ended October 31, 2018 and 2017, there were no expenditures for capital assets.  We do not anticipate any capital expenditures in fiscal 2019.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern. However, we have sustained net losses from operations during the last several years, and we have very limited liquidity. Management anticipates that we will be dependent, for the near future, on additional capital to fund our operating expenses and anticipated growth, which we intend to achieve through consulting services and the further development of our game applications. Although we are choosing methods of growth that potentially minimize the use of cash, and we were successful in the six-month period ended October 31, 2018 to generate positive cash flow from operations of $8,890, we cannot be assured that we will be able to continue our success until we have secured customers that will provide us with repeat business. Furthermore, the most recent report of our independent registered public accounting firm expresses doubt about our ability to continue as a going concern. Although we have not had to borrow from a related party in fiscal 2019, in the past, our operating losses have been funded primarily through borrowings from related-party lenders.

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

Although we are not yet profitable, we generated cash from operations in the six-months ended October 31, 2018, and were able to make debt service payments to non-affiliated lenders without borrowing money. We believe we have short-term financing available from our largest shareholder to fund a monthly cash-flow deficit, if needed. While we continually look for other financing sources, in the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to us. Failure to generate sufficient revenues or raise additional capital will have an adverse impact on our ability to achieve our longer-term business objectives, and will adversely affect our ability to continue operating as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended October 31, 2018, we issued 2,800,000 shares of common stock in a private placement and 8,262,501 shares of common stock to our executives and consultants as stock-based compensation.

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

Date: December 17, 2018	VALUESETTERS, INC.

By: /s/ Cecilia Lenk
Cecilia Lenk
Chairman of the Board and Chief Executive Officer

By: /s/ Coreen Kraysler
Coreen Kraysler
Principal Financial Officer

