Form 10-Q
period 2019-01-31
ValueSetters Inc.
filed 2019-03-18
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2019

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

As of March 18, 2019, the Company had 749,706,712 shares of its common stock, par value $0.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VALUESETTERS, INC.

Condensed Balance Sheets

	January 31, 2019	April 30, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,799	$1,655
Accounts receivable	41,750	6,750
Prepaid expenses	34,233	35,000
Total current assets	121,782	43,405
Non-current prepaid expenses	—	25,700
Deposits	6,300	6,300
Investments at cost	23,000	23,000
Total assets	$151,082	$98,405

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable
Trade	$278,752	$278,987
Related party	16,680	16,680
Accrued expenses	144,750	149,457
Deferred revenue	55,860	885
Notes payable – related parties	76,100	76,100
Loan payable – bank	34,324	37,487
Demand notes payable	15,800	22,800
Total current liabilities	622,266	582,396

Long-term secured note payable to related party	1,000,000	1,000,000
	1,622,266	1,582,396

Commitments and Contingencies	—	—

Stockholders’ deficit:
Common stock, $.001 par value; 900,000,000 shares authorized, 749,706,712 and 731,694,210 shares issued and outstanding at January 31, 2019 and April 30, 2018, respectively	749,707	731,694
Capital in excess of par value	1,444,293	1,434,328
Accumulated deficit	(3,665,184)	(3,650,013)
Total stockholders’ deficit	(1,471,184)	(1,483,991)
Total liabilities and stockholders’ deficit	$151,082	$98,405

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.

Condensed Statements of Operations

 (Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	January 31, 2019	January 31, 2018	January 31, 2019	January 31, 2018

Revenues	$281,995	$70,120	$121,355	$44,068
Cost of revenues	26,337	14,910	13,634	14,910
Gross profit	255,658	55,210	107,721	29,158

Costs and expenses:
Stock-based compensation	48,744	112,699	12,197	26,387
Consulting fees	119,000	27,750	51,700	8,200
Marketing	15,273	1,289	4,303	998
Rent	38,709	27,633	12,877	708
General and administrative	38,889	49,249	9,096	14,914
Total costs and expenses	260,615	218,620	90,173	51,207

Income (loss) from operations	(4,957)	(163,410)	17,548	(22,049)

Other income (expense):
Interest expense	(14,814)	(62,209)	(5,157)	(6,163)
Gain (loss) on debt settlement	—	293,664	—	(6,300)
Other income	4,600	3,800	—	2,850
Total other income (expense)	(10,214)	235,255	(5,157)	(9,613)
Net income (loss) before taxes	(15,171)	71,845	12,391	(31,662)
Income tax	—	—	—	—
Net income (loss)	$(15,171)	$71,845	$12,391	$(31,662)

Basic earnings (loss) per share	$(0.00)	$0.00	$0.00	$(0.00)
Diluted earnings (loss) per share	$(0.00)	$0.00	$0.00	$(0.00)

Weighted average number of common shares outstanding:
Basic	739,049,963	607,249,652	746,894,212	702,066,771
Diluted	739,049,963	607,249,652	746,894,212	702,066,771

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.

Condensed Statements of Stockholders' Deficit

For the Nine Months Ended January 31, 2019 and the Year Ended April 30, 2018

			Capital in
			Excess of	Accumulated	Total
	Shares	Amount	Par Value	Deficit	Deficit
Balance, April 30, 2017	530,000,000	$530,000	$660,439	$(3,781,142)	$(2,590,703)
Net loss, July 31, 2017	—	—	—	(108,642)	(108,642)
Q1 stock issued for debt settlement	24,590,000	24,590	12,295	—	36,885
Q1 stock-based compensation	10,000,000	10,000	10,000	—	20,000
Balance, July 31, 2017	564,590,000	564,590	682,734	(3,889,784)	(2,642,460)
Net income, October 31, 2017	—	—	—	212,149	212,149
Q2 stock issued for debt settlement	96,499,346	96,499	487,284	—	583,783
Q2 stock issued for investment	10,000,000	10,000	13,000	—	23,000
Q2 stock-based compensation	12,875,000	12,875	37,013	—	49,888
Balance, October 31, 2017	683,964,346	683,964	1,220,031	(3,677,635)	(1,773,640)
Net loss, January 31, 2018	—	—	—	(31,662)	(31,662)
Q3 stock issued for debt settlement	10,755,867	10,756	24,516	—	35,272
Q3 stock issued for purchase	350,000	350	2,100	—	2,450
Q3 stock-based compensation	12,979,167	12,979	82,642	—	95,621
Balance, January 31, 2018	708,049,380	708,049	1,329,289	(3,709,297)	(1,671,958)
Net income, April 30, 2018	—	—	—	59,284	59,284
Q4 stock issued for debt settlement	21,432,329	21,432	100,732	—	122,164
Q4 stock issuance rescinded	(350,000)	(350)	(2,100)	—	(2,450)
Q4 stock-based compensation	2,562,501	2,563	6,407	—	8,970
Balance, April 30, 2018	731,694,210	731,694	1,434,328	(3,650,013)	(1,483,991)
Net loss, July 31, 2018	—	—	—	(7,207)	(7,207)
Q1 stock-based compensation	3,937,501	3,938	2,757	—	6,695
Q1 stock issued for purchase	200,000	200	500	—	700
Balance, July 31, 2018	735,831,711	735,832	1,437,585	(3,657,220)	(1,483,803)
Net loss, October 31, 2018	—	—	—	(20,355)	(20,355)
Q2 stock-based compensation	8,262,501	8,262	3,946	—	12,208
Q2 sale of common stock	2,800,000	2,800	2,200	—	5,000
Balance, October 31, 2018	746,894,212	746,894	1,443,731	(3,677,575)	(1,486,950)
Net income, January 31, 2019	—	—	—	12,391	12,391
Q3 stock-based compensation	2,812,500	2,813	562	—	3,375
Balance, January 31, 2019	749,706,712	$749,707	$1,444,293	$(3,665,184)	$(1,471,184)

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	January 31,	January 31,
	2019	2018

Operating activities
Net income (loss)	$(15,171)	$71,845
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	48,744	112,699
Gain on debt settlement	—	(293,664)
Changes in non-cash working capital balances
Accounts receivable	(35,000)	(14,950)
Deposits and other assets	—	(6,300)
Accounts payable	(235)	(13,729)
Accrued expenses	(3,426)	97,747
Deferred revenue	54,975	14,570
Cash provided by (used in) operating activities	49,887	(31,782)

Financing activities
Payments on bank loan	(3,743)	(1,980)
Payment on related party note	—	(100)
Payments on demand note	(7,000)	—
Proceeds from sale of common stock	5,000	—
Proceeds from notes payable	—	21,700
Proceeds from related party note	—	15,600
Proceeds from note payable – secured related party	—	14,107
Cash provided by (used in) financing activities	(5,743)	49,327

Increase (decrease) in cash and cash equivalents during the period	44,144	17,545
Cash and cash equivalents, beginning of the period	1,655	3,324
Cash and cash equivalents, end of the period	$45,799	$20,869

Cash paid for:
Interest	$5,461	$1,286
Income taxes	$—	$—
Non-cash financing activities
Common stock issued for debt settlement	$—	$263,752
Common stock issued for digital marketing database	$—	$2,450
Common stock issued prepaid consulting	$—	$70,000
Common stock issued for investment	$—	$23,000

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.

Notes To Condensed Financial Statements (Unaudited)

Note 1– Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine- and three-month periods ended January 31, 2019, are not necessarily indicative of the results that may be expected for the fiscal year ended April 30, 2019. For further information, refer to the audited financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended April 30, 2018.

In May 2014, the FASB issued guidance based on the principle that revenue is recognized in an amount expected to be collected and to which the entity expects to be entitled in exchange for the transfer of goods or services. We adopted this guidance in fiscal year 2019 under the modified retrospective approach. The adoption of this guidance does not have a material impact on our consolidated financial statements. See Note 3.

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has sustained recurring losses from its continuing operations as of January 31, 2019, had negative working capital of $500,484 and a stockholders’ deficit of $1,471,184. In addition, the Company is unable to meet its obligations as they become due and sustain its operations. The Company believes that its existing cash resources are not sufficient to fund its lease and debt payments and working capital requirements.

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

Management’s plans include:

1.	Seek to raise debt or equity for working capital purposes and to pay off existing debt balances. With sufficient additional cash available to the Company, it can make additional marketing expenditures and hire people to generate more revenues, and consequently increase cash flow from operations.

2.	Continue to look for software niches and other digital products that can be sold via an Internet-based store. Various acquisition opportunities may help us generate the revenues we are seeking and be a quicker path to profitability than organic growth.

3.	Continue to provide advisory services to companies seeking to raise capital and assist them with capital raises.

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

Note 3 – Revenue Recognition

Revenue Recognition under ASC 606

The Company recognizes service revenue from its consulting contracts and its game website using the five-step model as prescribed by ASC 606:

• Identification of the contract, or contracts, with a customer;

• Identification of the performance obligations in the contract;

• Determination of the transaction price;

• Allocation of the transaction price to the performance obligations in the contract; and

• Recognition of revenue when or as, the Company satisfies a performance obligation.

The Company identifies performance obligations in contracts with customers, which primarily are professional services and subscription services. The transaction price is determined based on the amount the Company expects to be entitled to receive in exchange for transferring the promised services to the customer. The transaction price in the contract is allocated to each distinct performance obligation in an amount that represents the relative amount of consideration expected to be received in exchange for satisfying each performance obligation. Revenue is recognized when performance obligations are satisfied. The Company usually bills its customers before it provides any services, and begins performing services after the first payment is received. Contracts are typically one year or less. For larger contracts, in addition to the initial payment, the Company may allow for progress payments throughout the term of the contract.

Judgments and Estimates

The estimation of variable consideration for each performance obligation requires the Company to make subjective judgments. The Company enters into contracts with customers that regularly include promises to transfer multiple services, such as digital marketing, web-based videos, offering statements, and professional services. For arrangements with multiple services, the Company evaluates whether the individual services qualify as distinct performance obligations. In its assessment of whether a service is a distinct performance obligation, the Company determines whether the customer can benefit from the service on its own or with other readily available resources, and whether the service is separately identifiable from other services in the contract. This evaluation requires the Company to assess the nature of each individual service offering and how the services are provided in the context of the contract, including whether the services are significantly integrated, highly interrelated, or significantly modify each other, which may require judgment based on the facts and circumstances of the contract.

When agreements involve multiple distinct performance obligations, the Company allocates arrangement consideration to all performance obligations at the inception of an arrangement based on the relative standalone selling prices (SSP) of each performance obligation. Where the Company has standalone sales data for its performance obligations which are indicative of the price at which the Company sells a promised service separately to a customer, such data is used to establish SSP. In instances where standalone sales data is not available for a particular performance obligation, the Company estimates SSP by the use of observable market and cost-based inputs. The Company continues to review the factors used to establish list price and will adjust standalone selling price methodologies as necessary on a prospective basis.

Service Revenue

Service revenue from subscriptions to the Company's game website is recognized over time on a ratable basis over the contractual subscription term beginning on the date that the platform is made available to the customer. Payments received in advance of subscription services being rendered are recorded as a deferred revenue. Professional services revenue is recognized over time as the services are rendered.

When a contract with a customer is signed, the Company assesses whether collection of the fees under the arrangement is probable. The Company estimates the amount to reserve for uncollectible amounts based on the aging of the contract balance, current and historical customer trends, and communications with its customers. These reserves are recorded as operating expenses against the contract asset (Accounts Receivable).

Contract Assets

Contract assets are recorded for those parts of the contract consideration not yet invoiced but for which the performance obligations are completed. The revenue is recognized when the customer receives services. Contract assets are included in other current or non-current assets in the consolidated balance sheets, depending on if their reduction will be recognized during the succeeding twelve-month period or beyond.

Deferred Revenue

Deferred revenues represent billings or payments received in advance of revenue recognition and is recognized upon transfer of control. Balances consist primarily of annual plan subscription services and professional and training services not yet provided as of the balance sheet date. Deferred revenues that will be recognized during the succeeding twelve-month period are recorded as current deferred revenues in the consolidated balance sheets, with the remainder recorded as other non-current liabilities in the consolidated balance sheets.

Costs to Obtain a Customer Contract

Sales commissions and related expenses are considered incremental and recoverable costs of acquiring customer contracts. These costs are capitalized as other current or non-current assets and amortized on a straight-line basis over the life of the contract, which approximates the benefit period. The benefit period was estimated by taking into consideration the length of customer contracts, technology lifecycle, and other factors. All sales commissions are recorded as consulting fees within the Company's consolidated statement of operations.

Remaining Performance Obligations

The Company's subscription terms are typically less than one year. All of the Company’s revenues in the nine-month periods ended January 31, 2019 and, which amounted to $281,995 and $121,355, are considered contract revenues. Contract revenue as of January 31, 2019 and 2018, which has not yet been recognized, amounted to $55,860 and $885, respectively, and is recorded on the balance sheet as deferred revenue. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Note 4 – Earnings (Loss) Per Common

Income (loss) per common share data was computed as follows:

	Nine Months Ended January 31, 2019	Nine Months Ended January 31, 2018	Three Months Ended January 31, 2019	Three Months Ended January 31, 2018
Net income (loss) attributable to common stockholders – basic	$(15,171)	$71,845	$12,391	$(31,662)
Adjustments to net income (loss)	—	—	—	—
Net income (loss) attributable to common stockholders – diluted	$(15,171)	$71,845	$12,391	$(31,662)

Weighted average common shares outstanding – basic	739,049,963	607,249,652	746,894,212	702,066,771
Effect of dilutive securities	—	—	—	—
Weighted average common shares outstanding – diluted	739,049,963	607,249,652	746,894,212	702,066,771

Earnings (loss) per common share – basic	$(0.00)	$0.00	$0.00	$(0.00)
Earnings (loss) per common share – diluted	$(0.00)	$0.00	$0.00	$(0.00)

For the Nine- and three-month periods ended January 31, 2019, the Company excluded 18,000,000 shares of common stock, issuable upon the exercise of outstanding stock options from the calculation of net loss per share because the effect would be anti-dilutive. For the nine- and three-month periods ended January 31, 2018, the Company excluded 38,000,000 and 38,733,333 shares of common stock, respectively, issuable upon the exercise of outstanding stock options and fixed-rate convertible debt from the calculation of net income per share because the effect would be anti-dilutive.

Note 5 – Principal Financing Arrangements

The following table summarizes components debt as of January 31, 2019 and April 30, 2018:

	January 31, 2019	April 30, 2018	Interest Rate

Secured lender (affiliate)	$1,000,000	$1,000,000	1.25%
Notes payable – related parties	76,100	76,100	0.0 – 8.0%
Demand notes payable	15,800	22,800	0.0 – 10.0%
Loan payable – bank	34,324	37,487	5.5%
Total Debt	$1,126,224	$1,136,387

As of January 31, 2019 and April 30, 2018, the Company owed its principal lender (“Lender”) $1,000,000 under a loan and security agreement (“Loan”) dated April 28, 2011, that was amended on July 26, 2014 and again on October 31, 2017. The Lender is also the largest shareholder of the Company, owning 271,371,454 shares of common stock, or 36% of the 749,706,712 shares issued and outstanding, as of January 31, 2019.

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

As of January 31, 2019 and April 30, 2018, the Company’s related-party unsecured notes payable totaled $76,100. The Company also owes $34,324 and $37,487 as of January 31, 2019 and April 30, 2018, respectively, to Chase Bank. The Company pays nominal monthly principal payments on the outstanding balance, plus the monthly interest expense, which is calculated at a rate of 5.5% per annum.

The debt to Chase Bank is personally guaranteed by a former Chief Executive Officer and Chairman of the Board (the “Former CEO”). The Former CEO sold shares of the Company to a third-party, and in addition to payments to the Former CEO, the contract of sale requires the third-party make monthly payments to Chase Bank to pay down the money owed to Chase Bank. Total payments received from the third-party in the nine and three months ended January 31, 2019 amounted to $4,600 and $0, respectively. Total payments received from the third-party in the nine and three months ended January 31, 2018 amounted to $3,800 and $2,850, respectively. These payments were recorded as other income.

Demand notes payable totaled $15,800 and $22,800 at January 31, 2019 and April 30, 2018. In fiscal 2019, the Company made principal payments to one note holder of $7,000, and interest payments of $3,036, which paid off the note in full.

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

In addition to the above conversions of debt into equity, in the first quarter of fiscal 2018, the Company recorded a loss of $12,295 upon the issuance of 24,590,000 shares of stock to retire $24,590 in debt. The Company also converted debt and accrued interest payable totaling $26,973 in exchange for common stock valued at $33,273 during the third quarter of fiscal 2018, and recorded a loss of $6,300. The gain of $312,259 from the debt conversion of the Second Note, less the debt conversion losses of $12,295 and $6,300, netted to a gain on debt settlements for the nine-months ended January 31, 2018 of $293,664.

Note 6 – Income Taxes

At January 31, 2018 and April 30, 2018, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $1,800,000 expiring in the years of 2019 through 2034. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar State provisions.

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

Due to the loss for the nine-month period ended January 31, 2019, the Company has recorded no income tax expense in this nine-month period. Due to the nominal income for the three-month period ended January 31, 2019, and the availability of a tax loss carryforward to offset any potential tax, the Company has recorded no income tax expense for the three months ended January 31, 2019. Due to the non-taxable nature of the gain incurred by the company for the nine-and three-month periods ended January 31, 2018, the Company has recorded no income tax expense in either of these periods.

Note 7 – Related Party Transactions

The Company’s largest shareholder is also its principal lender. As of January 31, 2019 and April 30, 2018, the Company owed its largest shareholder, under a secured lending agreement, $1,000,000. Under the existing loan agreement, as amended, the maximum amount of the loan is $1,250,000, and the loan matures on October 31, 2020. The largest shareholder of the Company owns 271,371,454 shares of common stock, or 36% of the 749,706,712 shares issued and outstanding.

Compensation to officers in the nine- and three-month periods ended January 31, 2019 consisted of common stock valued at $12,563 and $3,375, respectively, and cash payments of $100,000 and $40,000, respectively.

The Company owes a director $16,680 as of January 31, 2019 and April 30, 2018, which is recorded as accounts payable, plus $15,000 in a non-interest bearing note payable.

The Company owes a related party $61,100 as of January 31, 2019 and April 30, 2018 under a note payable with interest at 8% per annum, which had a maturity date of November 18, 2017.

Accrued interest payable on related party debt amounted to $20,173 and $7,990 at January 31, 2019 and April 30, 2018, respectively. Such amounts are included in accrued expenses.

Note 8 – Stockholders’ Deficit

The Company is authorized to issue 900,000,000 shares of its common stock, par value $0.001. 749,706,712 and 731,694,210 shares were outstanding as of January 31, 2019 and April 30, 2018, respectively.

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

In the first quarter of fiscal 2019, the Company issued 200,000 restricted shares of stock in conjunction with the purchase of a virtual reality game known as SpaceoutVR. The Company also issued 3,937,501 restricted shares of common stock as part of stock-based compensation agreements. Shares issued for compensation amounted to 3,625,000 shares to Company officers, and 312,501 to a consultant.

In the second quarter of fiscal 2019, the Company sold $5,000 of restricted common stock in a private placement and issued 2,800,000 shares of restricted stock. The Company also issued 8,262,501 restricted shares of common stock as part of stock-based compensation agreements. Shares issued for compensation amounted to 2,750,000 shares to Company officers, and 5,512,501 to three consultants.

In the third quarter of fiscal 2019, the Company also issued 2,812,500 restricted shares of common stock to the three corporate officers, as part of stock-based compensation agreements.

Expense was recorded of $26,466 and $8,822 for the nine- and three- month periods ended January 31, 2019, for previously issued shares in conjunctions with a consulting agreement.

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

Note 10 – Stock-Based Compensation Plans

The Company entered consulting agreements to issue common stock and options to purchase common stock, and recorded the applicable non-cash expense in accordance with the authoritative guidance of the Financial Accounting Standards Board.  For the nine- and three-month periods ended January 31, 2019, the Company recorded $48,744 and $12,197 respectively, in stock-based compensation expense. For the nine- and three-month periods ended January 31, 2018, the Company recorded $86,312 and $53,097, respectively, in stock-based compensation expense.

As of January 31, 2019, there was $34,233 of prepaid stock-based compensation expense for services that end in January 2020.

As of January 31, 2019, an aggregate of 9,062,500 shares of common stock can be earned by our three executive officers from unvested stock grants.

Note 11 – Deposits and Commitments

The Company utilizes office space in Boston, Massachusetts, under a month-to-month lease agreement that allows to company to end its lease by providing 30-day written notice. The lease agreement includes a deposit of $6,300.

The Company has a business development arrangement with an independent contractor to compensate the contractor up to 20% of the revenue generated and collected from customers, pursuant to the Company’s commission policy. Payments totaling $8,000 and $4,000, for the nine- and three-month periods ending January 31, 2019, respectively, have been made under this arrangement.

Note 12 – Concentrations

For the nine- and three-month periods ended January 31, 2019, the Company had one customer that constituted 74% and 70% of its revenues, respectively. For the three-month period ended January 31, 2019, the Company had a different customer that constituted 10% of its revenues.

Note 13 – Subsequent Events

The Company evaluated subsequent events through March 18, 2019, the date these financial statements were available to be issued. There were no other material subsequent events that required recognition or additional disclosure in these financial statements.

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

Overview

We are a boutique advisory firm, based in Boston, Massachusetts. Our team of experts, including entrepreneurs, angel investors, industry specialists and digital marketing professionals work with companies at all stages to provide assistance with capital raising, strategy, technology consulting and marketing.

We sometimes take equity stakes in promising technology start-ups. We play an active role in growing these companies by providing strategic advice, technology consulting, and help with capital raising.

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

In addition to the consulting we provide to Netcapital, we provide consulting services to some of our clients that utilize the Netcapital website to raise money from non-accredited and accredited investors. We believe we have been successful in providing advice and digital marketing services to our clients, who are allowed to advertise their fund raising, in conjunction with advertising provisions contained in the JOBS Act. During fiscal 2019, many high-tech firms have become our clients, including Braidy Industries, Inc., Phoenix PharmaLabs Inc, Vantem Global, LLC, Advanced Aesthetic Technologies, Inc., Ocean Renewable Power Company, Inc. and Centerline Biomedical. These companies have contributed to our growth this fiscal year and we expect that several of our current customers will continue to be a source of revenue generation in the fourth quarter of fiscal 2019 and in fiscal 2020.

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

Results of Operations

For the Nine Months Ended January 31, 2019 Compared to the Nine Months Ended January 31, 2018.

Our revenues for the nine months ended January 31, 2019 increased by $211,875, or 302%, to $281,995 as compared to $70,120 reported for the nine months ended January 31, 2018.  The increase in revenues is attributable to an increase in the number of clients that engage us for consulting services. With the hiring in May 2018 of a Chief Marketing Officer, we have been able to expand our digital marketing capabilities.  We anticipate our largest customer will continue to generate revenues in the fourth quarter of fiscal 2019, and we anticipate that $55,000, which is recorded on our January 31, 2019 balance sheet as deferred revenue, will become revenue for us in the fourth quarter of fiscal 2019.

Consulting fees increased by $91,250, or 329%, to $119,000 for the nine months ended January 31, 2019, as compared to $27,750 reported for the nine months ended January 31, 2018. The increase in expense is due to additional consultants performing services for us in fiscal 2019.

Marketing expense increased by $13,984, or 1,085%, to $15,273 for the nine months ended January 31, 2019, as compared to $1,289 reported for the nine months ended January 31, 2018. The increase in expense is due to the efforts of our Chief Marketing Officer, who has been promoting our services to increase our customer base and our revenues in fiscal 2019.

Rent expense increased by $11,076, or 40%, to $38,709 for the nine months ended January 31, 2019, as compared to $27,633 reported for the nine months ended January 31, 2018. The increase in expense is because we did not pay rent expense for a full nine months in the nine-month period ended January 31, 2018.

General and administrative expenses decreased by $10,360, or 21%, to $38,889 for the nine months ended January 31, 2019, from $49,249 for the nine months ended January 31, 2018.  The decrease is primarily attributed to a decrease in professional fees.

Stock-based compensation expense decreased by 57% to $48,744 for the nine months ended January 31, 2019, as compared to $112,699 reported for the nine months ended January 31, 2018. The decrease in expense is primarily due to the lower price per share of our common stock when shares were issued in fiscal 2019.

Interest expense decreased by $47,395 to $14,814 for the nine-month period ended January 31, 2019, as compared to $62,209 for the nine months ended January 31, 2018.  The decrease in interest expense is attributable to a decrease in our debt at January 31, 2019, as compared to January 31, 2018, and the lowering of the annual interest rate from our senior secured lender from 8.0% to 1.25%.

For the nine-month period ended January 31, 2018, we recorded a gain on debt settlement of $293,664, as compared to no gain in the nine-month period ended January 31, 2019. No debt settlements have occurred in fiscal 2019. Each instance of a debt settlement gain or loss is contingent upon the price of our stock and the amount of debt retired.

For the Three Months Ended January 31, 2019 Compared to the Three Months Ended January 31, 2018

Our revenues for the three-months ended January 31, 2019 increased by $77,287, or 175%, to $121,355 as compared to $44,068 reported for the three months ended January 31, 2018.  The increase in revenues is attributable to the new consulting services, including digital marketing, that we provided to companies seeking to raise capital in the quarter ended January 31, 2019.

Costs of revenues decreased by $1,276 to $13,634 for the three-months ended January 31, 2019 from $14,910 reported in the three-months ended January 31, 2018.  The decrease is primarily attributable to a reduction in the variable cost component of our cost of revenues in the third quarter of fiscal 2019.

Consulting fees increased by $43,500, or 530%, to $51,700 for the three months ended January 31, 2019, as compared to $8,200 reported for the three months ended January 31, 2018. The increase in expense is due to additional consultants performing services for us in fiscal 2019.

Marketing expense increased by $3,305, or 331%, to $4,303 for the three months ended January 31, 2019, as compared to $998 reported for the three months ended January 31, 2018. The increase in expense is due to the efforts of our Chief Marketing Officer, who has been promoting our services to increase our customer base and our revenues in fiscal 2019.

Rent expense increased by $12,169, or 1,719%, to $12,877 for the three months ended January 31, 2019, as compared to $708 reported for the three months ended January 31, 2018. The increase in expense is a result of lower initial rent costs in the three-month period ended January 31, 2018.

General and administrative expenses decreased by $5,818, or 39%, to $9,096 for the three months ended January 31, 2019, from $14,914 for the three months ended January 31, 2018.  The decrease is primarily attributed to a decrease in professional fees.

Stock-based compensation decreased by $14,190, to $12,197 for the three-months ended January 31, 2019 from $26,387 reported in the three-months ended January 31, 2018.  The decrease in expense is primarily due to the lower price per share of our common stock when shares were issued in fiscal 2019.

Interest expense decreased by $1,006 to $5,157 for the three-months ended January 31, 2019, as compared to $6,163 for the three months ended January 31, 2018.  The decrease in interest expense is attributable to reduced debt amounts of more than $200,000.

Liquidity and Capital Resources

At January 31, 2019, we had cash and cash equivalents of $45,799 and negative working capital of $500,484 as compared to cash and cash equivalents of $1,655 and negative working capital of $538,991 at April 30, 2018.

Net cash provided by (used in) operating activities amounted to $49,887 and ($31,782) in the nine-months ended January 31, 2019 and 2018, respectively.  The principal use of cash from operating activities in the nine-months ended January 31, 2019 was the net loss of $15,171, but it was offset by a non-cash item, stock-based compensation of $48,744. Net cash used in operating activities amounted to $31,782 in the nine months ended January 31, 2018. The principal source of cash from operating activities in the nine-month period ended January 31, 2018 came from net income of $71,845, plus stock-based compensation of $112,699 and an increase in accrued expenses of $97,747, which was offset by a gain on debt settlement of $293,664.

There was no investing activity in the nine-months ended January 31, 2019 and 2018.

For the nine months ended January 31, 2019, net cash used in financing activities amounted to $5,743, which consisted of $10,743 in principal payments of outstanding loans, offset by proceeds from the sale of common stock of $5,000. Net cash provided by financing activities aggregated $49,327 in the nine-month period ended January 31, 2018. The principal source of cash from financing activities in the nine-month period ended January 31, 2018 came from loan proceeds of $14,107 from our secured lender, $15,600 from a related party, and $21,700 from a single investor.

In the nine-months ended January 31, 2019 and 2018, there were no expenditures for capital assets.  We do not anticipate any capital expenditures in fiscal 2019.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern. However, we have sustained net losses from operations during the last several years, and we have very limited liquidity. Management anticipates that we will be dependent, for the near future, on additional capital to fund our operating expenses and anticipated growth, which we intend to achieve through consulting services and the further development of our digital marketing applications. Although we are choosing methods of growth that potentially minimize the use of cash, and we were successful for the nine-month period ended January 31, 2019 in generating positive cash flow from operations of $49,887, we cannot be assured that we will be able to continue our success until we have secured customers that will provide us with repeat business. Furthermore, the most recent report of our independent registered public accounting firm expresses doubt about our ability to continue as a going concern. Although we have not had to borrow from a related party in fiscal 2019, in the past, our operating losses have been funded primarily through borrowings from related-party lenders.

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

Although we are not yet profitable, we generated cash from operations in the nine-months ended January 31, 2019, and were able to make debt service payments to non-affiliated lenders without borrowing money. We believe we have short-term financing available from our largest shareholder to fund a monthly cash-flow deficit, if needed. While we continually look for other financing sources, in the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to us. Failure to generate sufficient revenues or raise additional capital will have an adverse impact on our ability to achieve our longer-term business objectives, and will adversely affect our ability to continue operating as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended January 31, 2019, we issued 2,812,500 shares of common stock to our executives and consultants as stock-based compensation.

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

Date: March 18, 2019	VALUESETTERS, INC.

By: /s/ Cecilia Lenk
Cecilia Lenk
Chairman of the Board and Chief Executive Officer

By: /s/ Coreen Kraysler
Coreen Kraysler
Principal Financial Officer

