Form 10-K
period 2019-04-30
ValueSetters Inc.
filed 2019-08-05
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2019

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

Title of each class Name of each exchange on which registered

None Not applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No [X]

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on October 31, 2018 was $456,965.

As of August 5, 2019 the registrant has one class of common equity, and the number of shares outstanding of such common equity was 755,331,712.

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

One such company that we own equity in, as a result of our consulting services, is NetCapital Systems LLC (“Netcapital”).  This company owns a Title III JOBS Act funding portal, and as of today is one of only a few dozen FINRA approved crowdfunding portals allowed to list securities in startup companies to non-accredited investors, via the Internet.  We continue to consult for Netcapital (see https://netcapital.com) and have invested in additional early-stage companies that we met through Netcapital by providing our consulting services.

In addition to the consulting we provide to Netcapital, we provide consulting services to some of our clients that utilize the Netcapital website to raise money from non-accredited and accredited investors. We believe we have been successful in providing advice and digital marketing services to our clients, who are allowed to advertise their fund raising, in conjunction with advertising provisions contained in the JOBS Act. During fiscal 2019, many high-tech firms have become our clients, including Braidy Industries, Inc., Phoenix PharmaLabs Inc, Vantem Global, LLC, Advanced Aesthetic Technologies, Inc., Ocean Renewable Power Company, Inc. and Centerline Biomedical. These companies have contributed to our growth this fiscal year and we expect that several of our current customers will continue to be a source of revenue generation in fiscal 2020.

Furthermore, we owned 12% of a company, KingsCrowd LLC, that recently raised the maximum amount it was seeking, $106,699, on the NetCapital portal. KingsCrowd was founded with the vision that everyone should have access to institutional grade research and analytics tools that enable informed startup investment decisions, regardless of investment experience.

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

In addition to the equity stakes we have earned, our consulting business has generated the bulk of our revenues in fiscal 2019.

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

Employees

As of July 31, 2019, we had four full-time employees.

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

We were incorporated in the State of Utah in April 1984. We have limited revenues to date and no significant financial resources. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will maintain profitability.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. At April 30, 2019, we had accumulated losses of $3,067,133. We expect we may incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of our company or from our largest shareholder. There are no current arrangements in place for equity funding and our largest shareholder may not be able to provide us with enough working capital via short-term loans. If we cannot generate sufficient revenues from our services or seek additional funding we may have to delay the implementation of our business plan.

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

The Company’s management has evaluated the effectiveness of its internal control over financial reporting as of April 30, 2019 based on the criteria established in a report entitled “2013 - Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of April 30, 2019 and continues to be ineffective as of today, and identified the following material weaknesses:

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

The growth of Internet usage has caused frequent interruptions and delays in processing and transmitting data over the Internet. There can be no assurance that the Internet infrastructure or the Company’s own network systems will continue to be able to support the demands placed on it by the continued growth of the Internet, the overall online game industry or that of our customers.

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

The Internet continues to evolve rapidly and is characterized by an increasing number of market entrants. The demand and acceptance for new products and services are subject to a level of uncertainty and growing competition, and if our games do not receive market acceptance, or if regulations and competition changes for raising capital on the Internet, our business, revenues, operating results and financial condition could be materially adversely affected.

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

As of April 30, 2019, our total debt payable amounted to $1,118,284. Our level of debt could have significant consequences to our shareholders, including the following:

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

Our ability to make payments of principal and interest, or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors. Our business may not generate sufficient cash flow in the future sufficient to service our debt because of factors beyond our control, including but not limited to our ability to market our products and expand our operations. If we are unable to generate sufficient cash flows, we may be required to adopt one or more alternatives, such as restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

We owe related parties $1,116,882 in accounts and notes payable as of April 30, 2019. We owe our secured lender, Vaxstar LLC (the “Lender”), who is also our largest shareholder, $1,000,000 at April 30, 2019. Our Lender holds a term note bearing interest at an annual rate of 1.25%. We have not paid interest on the note and it accrues each month. We have a loan and security agreement (the “Loan”) with the Lender for a maximum amount of $1,250,000. The Lender has provided us with cash advances to pay our operating expenses, but there is no assurance the Lender will continue to provide cash advances. The maturity date of our loan from the Lender is October 31, 2020.

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

We continue to seek technical and managerial staff members, although we have limited resources to compensate them until we have raised additional capital or developed a business that generates consistent cash flow from operations. We believe it is important to negotiate with potential candidates and, if appropriate, engage them on a part-time basis or on a project basis and compensate them at least partially, with stock-based compensation, when appropriate. There is a high demand for highly trained and managerial staff members. If we are not able to fill these positions, it may have an adverse affect on our business.

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

Fiscal Quarter ended	High Price	Low Price
1st Quarter – May – July 2017	$0.0035	$0.0012
2nd Quarter – August – October 2017	$0.0053	$0.0017
3rd Quarter – November 2017 – January 2018	$0.0089	$0.0016
4th Quarter – February – April 2018	$0.0090	$0.0027
1st Quarter – May – July 2018	$0.0050	$0.0012
2nd Quarter – August – October 2018	$0.0017	$0.0011
3rd Quarter – November 2018 – January 2019	$0.0038	$0.0010
4th Quarter – February – April 2019	$0.0052	$0.0017

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

One such company that we own equity in, as a result of our consulting services, is NetCapital Systems LLC (“Netcapital”), which accounted for 65% of our revenue in fiscal 2019.  This company owns a Title III JOBS Act funding portal, and as of today is one a only a few dozen FINRA approved crowdfunding portals allowed to sell securities in startup companies to non-accredited investors, via the Internet.  We continue to consult for Netcapital and to provide consulting services to some of our clients that utilize the Netcapital website to raise money from non-accredited and accredited investors. We believe we have been successful in providing advice and digital marketing services to our clients, who are allowed to advertise their fund raising, in conjunction with advertising provisions contained in the JOBS Act. During fiscal 2019, many high-tech firms have become our clients, including Braidy Industries, Inc., which accounted for 23% of our revenues in fiscal 2019.

Our limited operating history and the uncertain nature of our future operations and the markets we address or intend to address make predictions of our future results of operations difficult. Our operations may never generate significant revenues, and we may not consistently achieve profitable operations.

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

Results of Operations

Fiscal Year 2019 Compared to Fiscal Year 2018

Our revenues for fiscal 2019 increased by $902,441, or 812%, to $1,013,612 as compared to $111,171 reported for fiscal 2018. The increase in revenues is attributable to our consulting services. We have expanded our consulting business, which concentrates on providing assistance with capital raising, strategy, technology consulting and marketing.

Our costs of revenues increased by $1,313, or 6%, to $25,198 in fiscal 2019, from $23,885 in fiscal 2018. These costs primarily represent cloud-based fees that we pay to perform services for our customers.

Stock-based compensation decreased by $65,050, or 50%, to $65,153 for fiscal 2019 from $130,203 reported in the prior fiscal year. The decrease is primarily attributable to lower values of stock grants in fiscal 2019.

Consulting fees increased by $135,540, or 414%, to $168,300 for fiscal 2019 from $32,760 reported in the prior fiscal year. The increase is primarily attributable to the compensation for our chief marketing officer.

Our costs for rent plus general and administrative expenses decreased by $1,957, or 2%, to $105,260 for fiscal 2019 from $107,217 reported in the prior fiscal year. Our rent, other office expenses and other fixed overhead has not changed significantly from fiscal 2018 to 2019.

Interest expense decreased by $50,082 to $19,408 for the year ended April 30, 2019, as compared to $69,490 for the prior fiscal year. Our debt balances decreased due to favorable conversion rates of debt into common stock, and we also renegotiated our secured term loan and reduced the interest rate from 8% to 1.25%, effective October 31, 2017.

Our bottom line is that we recorded net income in fiscal 2019 of $582,880, an improvement of $451,751 over the net income of $131,129 we recorded in fiscal 2018.

Liquidity and Capital Resources

At April 30, 2019, we had cash and cash equivalents of $19,110 and negative working capital of $518,875 as compared to cash and cash equivalents of $1,655 and negative working capital of $538,991 at April 30, 2018.

Net cash provided by operating activities aggregated to $30,558 in fiscal 2019, as compared to net cash used in operating activities of $50,156 in fiscal 2018. The principal source of cash from operating activities was net income of $582,880, adjusted by stock-based compensation of $65,153, a bad debt allowance of $6,750 and asset impairment of $23,000. These sources of cash from operating activities, which included an increase in investments of $647,317 as a result of contract revenue with a major customer, NetCapital Systems LLC, were partially offset by changes in assets and liabilities that used cash in the amount of $647,225.

The use of cash from operating activities in 2018 resulted from net income for the year of $131,129 plus stock-based compensation of $130,203 and changes in operating assets and liabilities of $74,336, minus a gain on debt settlement of $385,823.

There was no investing activity in fiscal 2019 or in fiscal 2018.

Net cash used in financing activities in fiscal 2019 consisted of payments on demand notes of $14,940 and on a bank line of credit of $3,163. These uses of cash were offset by a private placement of common stock that amounted to $5,000. Net cash provided by financing activities aggregated to $48,487 in fiscal 2018. The principal sources of cash from financing activities were net proceeds from related parties of approximately $30,000 plus third-party promissory notes of $21,700.

In fiscal 2019 and 2018, there were no expenditures for capital assets. We do not anticipate any capital expenditures in the next fiscal year.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern. However, we sustained net losses from operations through fiscal 2018, we have very limited liquidity and we cannot be assured that our profitability in fiscal 2019 will continue. Management anticipates that we will be dependent, for the near future, on additional capital to fund our operating expenses and anticipated growth, which we intend to achieve through consulting services and the further development of game applications. Although we are choosing methods of growth that potentially minimize the use of cash, we cannot be assured that we will be able to obtain the cash to market the digital products we sell or that we will be successful in increasing our sales. Furthermore, the report of our independent registered public accounting firm expresses doubt about our ability to continue as a going concern.

Our required debt payments for a bank loan, which has a balance of $34,324 at April 30, 2019, have been temporarily suspended because of our limited cash flow. We do continue to pay interest every month, at an interest rate that is approximately 5.5% per annum. We have not paid principal or interest on any related-party debt; the interest accrues each month. We believe our related-party creditors will not demand payment of our current liabilities to them, in the near future, although each lender may have a change in circumstances and demand payment. Any demand for payment from a related party will have an adverse impact on our ability to achieve our longer-term business objectives and will adversely affect our ability to continue operating as a going concern.

Although we were profitable in fiscal 2019, we only produced $30,558 in cash flow from operations. We believe we have short-term financing available from our largest shareholder to fund our monthly cash-flow deficit. While we continually look for other financing sources, in the current economic environment, the procurement of outside funding is extremely difficult and there can be no assurance that such financing will be available, or, if available, that such financing will be at a price that will be acceptable to us. Failure to generate sufficient revenues or raise additional capital will have an adverse impact on our ability to achieve our longer-term business objectives and will adversely affect our ability to continue operating as a going concern.

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

Allowance for Doubtful Accounts

For subscribers to our games website, in fiscal 2019 and 2018, we do not maintain allowances for doubtful accounts for estimated losses that result from the inability or unwillingness of our customers to make required payments. We have not carried any accounts receivable in either fiscal year, as we have required our customers to make a non-refundable prepayment for our services.

In order to record the Company’s accounts receivable at their net realizable value, the Company must assess their collectibility.  A considerable amount of judgment is required in order to make this assessment, including an analysis of historical bad debts and other adjustments, a review of the aging of the Company’s receivables, and the current creditworthiness of the Company’s customers.  Generally, when a customer account reaches a certain level of delinquency, the Company provides an allowance for the related amount receivable from the customer.  The Company writes off the accounts receivable balance from a customer and the related allowance established when it believes it has exhausted all reasonable collection efforts. Accounts receivable of $6,000 and $6,750 were recorded at April 30, 2019 and 2018, respectively, and an allowance for doubtful accounts of $6,750 and $0 were recorded at April 30, 2019 and 2018, respectively.

Impairment of Long-Lived Assets

Financial Accounting Standards Board (“FASB”) authoritative guidance requires that certain assets be reviewed for impairment and, if impaired, remeasured at fair value whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment loss estimates are primarily based upon management’s analysis and review of the carrying value of long-lived assets at each balance sheet date, utilizing an undiscounted future cash flow calculation. We recognized an impairment loss of $23,000 and $0, in the fiscal 2019 and 2018, respectively, as we concluded the carrying amount of a cash investment that we made in an early-stage company was not recoverable.

Income Taxes

We estimate the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined that such assets will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carry-forward will be used, the related valuation allowance on such assets is reversed. If actual future taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. At April 30, 2019 and 2018, we have recorded a full valuation on our deferred tax assets.

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

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (the “PEO”) and Chief Financial Officer (the “PFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of April 30, 2019. That evaluation revealed the two material weaknesses identified below (under (b) Management’s Assessment of Internal Control over Financial Reporting).  Based on that evaluation, the PEO and the PFO concluded that, as of April 30, 2019, such controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the PEO and the PFO, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of April 30, 2019, based on the criteria established in a report entitled “2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of April 30, 2019, and identified the following material weaknesses:

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at July 29, 2019.

.

Our executive officers and directors are as follows:

			Officer or
Name	Age	Position	Director Since

Cecilia Lenk	64	Chairman of the Board and Chief Executive Officer	July 2017

Thomas H Carmody	72	Director	August 2010

Avi Liss	39	Secretary and Director	August 2010

Steven Geary	51	Director	June 2006

Coreen Kraysler	55	Chief Financial Officer	September 2017

Kathy Kraysler	50	Chief Marketing Officer	May 2018

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

Ms. Lenk has a Ph.D. in Biology from Harvard University and a B.A. from Johns Hopkins University in Geography and Environmental Engineering. She has served on a number of non-profit boards, including Chair of the Johns Hopkins Engineering Alumni. She is currently on the Alumni Advisory Board for the Hopkins School of Engineering and is the Chief Executive Officer of our largest shareholder, Vaxstar LLC.

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

Coreen Kraysler is the sister of Kathryn Kraysler, the Company’s Chief Marketing Officer

Kathryn Kraysler, Chief Marketing Officer

Kathryn Kraysler has served as the Chief Marketing Officer of the Company since May 2018. She is a Yale M.B.A. with over 20 years of digital marketing, strategy, and analytics experience. She has held Senior Marketing positions at multiple high profile institutions, including PayPal, Dow Jones and MIT, as well as several early-stage companies.  Her expertise encompasses a broad range of digital marketing, from demand generation, account based marketing, and inbound marketing, to marketing operations, digital advertising, and analytics.

For the past five years, she has served as the Director of Marketing Operations and Director of Demand Generation, NewStore, Inc., a Senior Digital Marketing Manager at TandemSeven, and a Research and Analytics Manager at PayPal Holdings, Inc.

Kathryn Kraysler is the sister of Coreen Kraysler, the Company’s Chief Financial Officer

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

Board Meetings and Committees; Management Matters

Our board of directors took actions on one occasion during the fiscal year ended April 30, 2019. No fees are paid to directors for attendance at meetings or for agreeing to a unanimous consent or the board of directors.

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

Based solely on our review of the copies of such reports received by us, we believe that for the fiscal year ended April 30, 2019, that our directors and 10% shareholders did comply with Section 16(a) filing requirements.

Code of Ethics

We have adopted a code of business conduct and ethics for our directors, officers and employees, including our Chief Executive Officer. The text of our code is posted on our Internet website at www.valuesetters.com.

Item 11.  Executive Compensation.

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to Cecilia Lenk, our Chief Executive Officer, Coreen Kraysler, our Chief Financial Officer and Kathryn Kraysler, our Chief Marketing Officer (collectively, the “Named Executives”).  We have no other executive officers.

Summary Executive Compensation Table

						Non-equity	Change in pension value and nonqualified
Name						incentive	deferred
and				Stock	Option	plan	compensation	All other
principal		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
position	Year	($)	($)	($)(1)	($)	($)	($)	($)	($)

Cecilia	2019	0	7,000	9,063	0	0	0	0	16,063
Lenk, CEO	2018	0	0	35,525	0	0	0	0	35,525

Coreen	2019	0	7,000	9,063	0	0	0	0	16,063
Kraysler, CFO	2018	0	0	60,525	0	0	0	0	60,525

Kathryn	2019	120,000	0	0	2,313	0	0	0	122,313
Kraysler, CMO	2018	0	0	0	0	0	0	0	0

(1) Represents the dollar amount of vested equity awards during the fiscal year.

We have no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our officers and directors, and we have no regular salaried employees.

Outstanding Equity Awards at Fiscal Year End

Cecilia Lenk and Coreen Kraysler were each granted 20,000,000 shares of our common stock. 10,000,000 shares vested immediately and 10,000,000 vest over a two-year period. At April 30, 2019, each officer has 1,250,000 shares that will vest on July 31, 2019.

Stock Option Grants

There were no stock option grants or exercises in fiscal 2019 for Named Executives.

Compensation of Directors

We currently do not compensate our directors for their services as directors.

Employment Agreements

We currently have no employment agreements in place. At a later date we may enter into employment agreements with our executive officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of July 31, 2019 by:

●	each person whom we know beneficially owns more than 5% of any class of equity security;
●	each of our directors individually;
●	each of our named executive officers individually; and
●	all of our current directors and executive officers as a group.

Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock. Shares of common stock that an individual or group has the right to acquire within 60 days of July 29, 2019, pursuant to the exercise of options or restricted stock are, deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but are not deemed outstanding for the purpose of calculating the percentage owned by any other person listed.

Name and Address	Amount of Shares and Nature
of Beneficial Owner (1)	of Beneficial Ownership	Percent of Class*
Vaxstar LLC	271,371,454	36.1%
Steven Geary (3)	20,600,000	2.7%
Cecilia Lenk (3,4)	20,000,000	2.7%
Coreen Kraysler (4)	20,000,000	2.7%
Tom Carmody (3)	5,000,000	**%
Avi Liss (2,3)	2,000,000	**%
Kathryn Kraysler (5)	1,562,500	**%
Officers and Directors as a group (6 persons)	69,162,500	9.2%

_________________

* Based on 752,519,212 shares of common stock outstanding as of July 31, 2019. ** Less than 1%
(1)	Unless otherwise noted, the business address of each member of our Board of Directors is c/o Valuesetters Inc. 745 Atlantic Avenue, Boston Massachusetts 02111
(2)	Mr. Liss is our Secretary.
(3) (4) (5)

Such individual is a current member of the Board of Directors.

Includes 1,250,000 shares that vest within 60 days of July 31, 2019.

(4)

Includes 1,250,000 shares that vest within 60 days of July 31, 2019.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Our largest shareholder, Vaxstar LLC, is also our working capital lender. As of April 30, 2019, we owe our largest shareholder $1,000,000, under a term note agreement that bears interest at an annual rate of 1.25%. We have not made any principal or interest payments to our working capital lender. Unpaid interest has been accrued and added to the note. Our Chief Executive Officer, Cecilia Lenk, is also the Chief executive Officer of Vaxstar LLC.

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

We owe Steven Geary, a director, $31,680 as of April 30, 2019. This obligation is not interest bearing. $16,680 is recorded as a related party trade accounts payable and $15,000 as a related party note payable. We have no signed agreements for the indebtedness to Mr. Geary.

We owe a company controlled by our director, Thomas Carmody, $61,100 as of April 30, 2019.

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

	Fiscal 2019	Fiscal 2018
Audit fees	$17,700	$12,450
Audit related fees
Tax fees
All other fees
Total	$17,700	$12,450

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

Date: August 5, 2019	VALUESETTERS, INC.

By: /s/ Cecilia Lenk
Cecilia Lenk
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Coreen Kraysler
Coreen Kraysler
Chief Financial Officer
(Principal Financial Officer)

/s/ Avi Liss	Secretary and Director	August 5, 2019
Avi Liss

/s/ Thomas Carmody	Director	August 5, 2019
Thomas Carmody

/s/ Steven Geary	Director	August 5, 2019
Steven Geary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of ValueSetters, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ValueSetters, Inc. (“the Company”) as of April 30, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the two years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2019 and 2018, and the results of its operations and its cash flows for each the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has sustained recurring operating loss, has a significant accumulated deficit, and has negative working capital. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company’s auditor since 2017. Spokane, Washington
August 5, 2019

VALUESETTERS, INC.

Consolidated Balance Sheets

	April 30, 2019	April 30, 2018

Assets
Current assets:
Cash and cash equivalents	$19,110	$1,655
Accounts receivable, net of allowance for doubtful accounts of $6,750 in 2019	6,000	6,750
Contract assets	15,000	—
Prepaid expenses	25,699	35,000
Total current assets	65,809	43,405
Deposits	6,300	6,300
Non-current prepaid expenses	—	25,700
Investments at cost	647,317	23,000
Total assets	$719,426	$98,405

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable
Trade	$278,752	$278,987
Related party	16,680	16,680
Accrued expenses	131,155	141,467
Deferred revenue - current	15,711	885
Notes payable – related parties	76,100	76,100
Loan payable – bank	34,324	37,487
Interest payable – related party	24,102	7,990
Demand notes payable	7,860	22,800
Total current liabilities	584,684	582,396

Long-term secured note payable to related party	1,000,000	1,000,000
	1,584,684	1,582,396

Commitments and Contingencies	—	—

Stockholders’ deficit:
Common stock, $.001 par value; 900,000,000 shares authorized, 752,519,212 and 731,694,210 shares issued and outstanding in 2019 and 2018, respectively	752,519	731,694
Capital in excess of par value	1,449,356	1,434,328
Accumulated deficit	(3,067,133)	(3,650,013)
Total stockholders’ deficit	(865,258)	(1,483,991)
Total liabilities and stockholders’ deficit	$719,426	$98,405

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.
Consolidated Statements of Operations

	Years Ended April 30,
	2019	2018

Revenues	$1,013,612	$111,171
Costs of revenues	25,198	23,885
Gross profit	988,414	87,286

Cost and expenses:
Consulting fees	168,300	32,760
Marketing	18,518	9,160
Rent	51,038	40,465
Bad debt provision	6,750	—
General and administrative	54,222	66,752
Stock-based compensation	65,153	130,203

Total costs and expenses	363,981	279,340

Income / (loss) from operations	624,433	(192,054)
Other income (expense)
Interest expense	(19,408)	(69,490)
Gain on debt conversion	—	385,823
Impairment loss	(23,000)	—
Other income	4,600	6,850
Total other income (expense)	(37,808)	323,183
Net income before taxes	586,625	131,129
Income tax	3,745	—
Net income	$582,880	$131,129

Basic and diluted earnings per share	$0.00	$0.00
Basic and diluted Weighted average number of shares outstanding	741,721,963	637,660,247

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.
Consolidated Statements of Stockholders' Deficit
For the years ended April 30, 2019 and 2018

			Capital in
			Excess of	Accumulated	Total
	Shares	Amount	Par Value	Deficit	Deficit
Balance, April 30, 2017	530,000,000	$530,000	$660,439	$(3,781,142)	$(2,590,703)
Net income April 30, 2018	—	—	—	131,129	131,129
Stock issued for debt settlement	153,277,542	153,277	624,827	—	778,104
Stock issued for investment purchase	10,000,000	10,000	13,000		23,000
Stock-based compensation	38,416,668	38,417	136,062	—	174,479
Balance, April 30, 2018	731,694,210	731,694	1,434,328	(3,650,013)	(1,483,991)
Net income April 30, 2019	—	—	—	582,880	582,880
Sale of common stock	2,800,000	2,800	2,200	—	5,000
Stock issued for investment purchase	200,000	200	500	—	700
Stock-based compensation	17,825,002	17,825	12,328	—	30,153
Balance, April 30, 2019	752,519,212	$752,519	$1,449,356	$(3,067,133)	$(865,258)

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.
Consolidated Statements of Cash Flows

	Year	Year
	Ended	Ended
	April 30,	April 30,
	2019	2018

Operating activities
Net income	$582,880	$131,129
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	65,153	130,203
Depreciation	—	—
Impairment of assets	23,000	—
Gain on debt settlement	—	(385,823)
Provision for bad debts	6,750	—
Changes in non-cash working capital balances:
Accounts receivable	(6,000)	(6,750)
Investments	(647,317)	—
Contract receivable	(280,683)	—
Other assets	—	(6,300)
Accounts payable	(235)	(21,232)
Interest payable – related party	16,112	—
Accrued expenses	(9,611)	109,265
Deferred revenue	280,509	(648)
Cash provided by (used in) operating activities	30,558	(50,156)

Financing activities
Payments on bank loan	(3,163)	(2,620)
Payment on demand note	(14,940)	(500)
Payment on related party notes	—	(100)
Proceeds from sale of common stock	5,000	—
Proceeds from demand notes payable	—	21,700
Proceeds from note payable – related party	—	15,900
Proceeds from note payable – secured related party	—	14,107
Cash provided by (used in) financing activities	(13,103)	48,487

Increase (decrease) in cash and cash equivalents during the period	17,455	(1,669)
Cash and cash equivalents, beginning of the period	1,655	3,324
Cash and cash equivalents, end of the period	$19,110	$1,655

Cash paid for:
Interest	$6,125	$2,592
Income taxes	$—	$—

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED APRIL 30, 2019 AND 2018

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of significant intercompany balances and transactions. The operations of a 100% owned subsidiary, AthenaSoft Inc., a Delaware corporation, are included beginning on October 20, 2017, the day of its formation by the Company.

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with ASC 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible. A valuation allowance has been established to eliminate the Company’s deferred tax assets as it is more likely than not that none of the deferred tax assets will be realized.

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

1. Description of Business and Summary of Accounting Principles (Continued)

Revenue Recognition under ASC 606

The Company adopted ASC 606 for the year ended April 30, 2019 on a modified retrospective basis. The Company had no material contracts outstanding at the prior year-end, and consequently there were no material effects upon adoption or on prior period activity. The Company recognizes service revenue from its consulting contracts and its game website using the five-step model as prescribed by ASC 606:

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

Service Revenue

Service revenue from subscriptions to the Company's game website is recognized over time on a ratable basis over the contractual subscription term beginning on the date that the platform is made available to the customer. Payments received in advance of subscription services being rendered are recorded as a deferred revenue. Professional services revenue is recognized over time as the services are rendered. Consequently, when an upfront fee does not relate to the transfer of a promised good or service, the fee is an advance payment for future goods or services and the Company does not recognize the fee as revenue until the future services are provided.

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

Contract Assets

Contract assets are recorded for those parts of the contract consideration not yet invoiced but for which the performance obligations are completed. The revenue is recognized when the customer receives services. Contract assets are included in other current assets in the consolidated balance sheets and will be recognized during the succeeding twelve-month period .

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

Remaining Performance Obligations

The Company's subscription terms are typically less than one year. All of the Company’s revenues in the years ended April 30, 2019 and 2018, which amounted to $1,013,612 and $111,171, respectively, are considered contract revenues. Contract revenue as of April 30, 2019 and 2018, which has not yet been recognized, amounted to $15,711 and $885, respectively, and is recorded on the balance sheet as deferred revenue. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Costs of Services

Costs of services consist of direct costs that we pay to third parties in order to provide the services that generate revenue.

Earnings Per Share

Earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. To the extent that stock options and convertible debt are anti-dilutive, they are excluded from the calculation of diluted earnings per share. For 2019 and 2018, the Company had stock options outstanding to purchase 18,000,000 shares of common stock at $0.03 per share, which were not considered in the earnings per share calculation because of their anti-dilutive effect.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents during fiscal 2019 and 2018.

Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the guidance of FASB ASC Topic 718, Compensation – Stock Compensation which requires all share-based payments to employees, including the vesting of restricted stock grants to employees, to be recognized in the financial statements based on their fair values. The fair value of the equity instrument is charged directly to compensation expense and credited to common stock and capital in excess of par value during the period during which services are rendered.

The Company follows ASC Topic 505-50, formerly EITF 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods and Services,” for common stock issued to consultants and other non-employees. These shares of common stock are issued as compensation for services provided to the Company and are accounted for based upon the fair market value of the common stock. The fair value of the equity instrument is charged directly to compensation expense, or to prepaid expenses in instances where stock was issued under a contractual arrangement to a consultant who agreed to provide services over a period of time.

Advertising Expenses

Advertising and marketing expenses are recorded separately in the Statements of Operations and are expensed as incurred.

Investments

Investments are accounted for based upon either the cost of the investment, the fair value of the services provided or the estimated market value of the investment at the time it was acquired, whichever can be more clearly determined.

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

Debt

At April 30, 2019 and 2018, the Company’s secured debt was carried at its face value plus accrued interest. Based on the financial condition of the Company, it is impracticable for the Company to estimate the fair value of its short and long-term debt.

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

In June 2018, the FASB issued ASU 2018-7, Compensation-Stock Compensation (Topic 718), which now provides guidance for share-based payments to non-employees, resulting in alignment in accounting for employees and non-employees. The amendment is effective for public companies with fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company estimates the impact of this pronouncement to its consolidated financial statements to be immaterial.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which makes modifications to disclosure requirements on fair value measurements. The amendment is effective for public companies with fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.

In August 2018, the FASB issued 2018-15, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40), which reduces complexity for the accounting for the accounting for costs of implementing a cloud computing service arrangement. The amendment is effective for public companies with fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

2.	Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, except for fiscal 2019, the Company sustained recurring losses from its continuing operations and as of April 30, 2019, had negative working capital of $518,875 and a stockholders’ deficit of $865,258. In addition, the Company may not be able to meet its obligations as they become due and sustain its operations. The Company believes that its existing cash resources are not sufficient to fund its continuing operations, capital expenditures, lease and debt payments and working capital requirements. Accordingly, the management of the Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date of these financial statements.

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

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in its existence. Management’s plans include:

1.	Seek to raise debt or equity for working capital purposes and to pay off existing debt balances. With sufficient additional cash available to the Company, it can make additional marketing expenditures and hire people to generate more revenues, and consequently increase its working capital.

2.	Continue to look for software niches and digital products that can be sold via an Internet-based store. Various acquisition opportunities are being considered to help the Company generate additional revenues and obtain profitability.

3.	Continue to provide consulting services and continue to charge both a cash fee and an equity-based fee, when possible, in exchange for these services.

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

3. Debt

The following table summarizes components debt as of April 30, 2019 and 2018:

	2019	2018	Interest Rate

Secured lender (affiliate)	$1,000,000	$1,000,000	1.25%
Notes payable – related parties	76,100	76,100	0.0%
Demand notes payable	7,860	22,800	0.0 – 10.0%
Loan payable – bank	34,324	37,487	5.5%
Total Debt	$1,118,284	$1,136,387

As of April 30, 2019 and 2018, the Company owed its principal lender (“Lender”) $1,000,000 under a loan and security agreement (“Loan”) dated April 28, 2011, that was amended on July 26, 2014 and again on October 31, 2017. The Lender is also the largest shareholder of the Company, owning 271,371,454 shares of common stock, or 36.1% of the 752,519,212 shares issued and outstanding, as of April 30, 2019.

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

As of April 30, 2019 and 2018, the Company’s related-party unsecured notes payable totaled $76,100. The Company also owes $34,324 and $37,487 as of April 30, 2019 and 2018, respectively, to Chase Bank. The Company paid $220 a month in principal payments on the outstanding balance for part of fiscal 2019, but Chase Bank allows the Company to pay interest only on a monthly basis, which is calculated at a rate of 5.5% per annum.

The debt to Chase Bank had been personally guaranteed by a former Chief Executive Officer and Chairman of the Board (the “Former CEO”). The Former CEO sold shares of the Company to a third-party, and in addition to payments to the Former CEO, the contract of sale required the third-party make monthly payments to Chase Bank to pay down the money owed to Chase Bank. Total payments received from the third-party in fiscal 2019 and 2018 amounted to $4,600 and $6,850, respectively, and were recorded as other income.

Demand notes payable totaled $7,860 and $22,800 at April 30, 2019 and 2018, respectively.

A $200,000 unsecured note was due in September 2017 and accrued interest at an annual rate of 2%. On April 9, 2018, the holder converted the note and interest payable into 21,432,329 shares of common stock at a price of $0.01 per share. At the time of conversion the Company issued common stock valued at $122,164 to settle $214,323 in debt and accrued interest payable, resulting in a gain on debt conversion of $92,159.

A second note for $333,066 (the “Second Note”), accrued interest at 3% per annum was due in June 2017. The Second Note plus accrued interest was converted into shares of common stock on October 5, 2017. The Second Note was settled by issuing a total number of shares of 52,301,100, which were valued at $130,753, for the settlement of obligations of $443,011, resulting in a gain on debt settlement of $312,259.

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

Level 3 inputs are unobservable inputs for the asset or liability.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below for the year ended April 30, 2019:

	Level 1	Level 2	Level 3	Total
Assets
Investments at cost	$—	$—	$647,317	$647,317

As of April 30, 2018 there are no financial assets and liabilities measured at fair value.

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

5. Income Taxes

The Tax Cuts and Jobs Act ("Tax Act") was enacted on December 22, 2017. Among numerous provisions, the Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings.

As a result of the Tax Act, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. Accordingly, deferred tax assets were adjusted down by approximately $234,000. However, because the Company recorded a full valuation allowance, the decrease in deferred tax assets from the tax rate change was fully offset by a corresponding decrease in valuation allowance, and therefore, resulted in no impact to the tax expense.

At April 30, 2019, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $1,300,000 expiring in the years of 2020 through 2034. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar State provisions.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of April 30, 2019 and 2018 were as follows:

	2019	2018

Deferred tax assets, net:
Net operating loss carryforwards	$1,300,000	$1,800,000
Valuation allowance	1,300,000	1,800,000

Net deferred assets	$—	$—

The valuation allowance decreased to approximately $1,300,000 at April 30, 2019, from $1,800,000 at April 30, 2018, approximately $234,000 of which resulted from the Tax Act and $366,000 as a result of the utilization of a net operating loss carryforward..

The following is a reconciliation of the tax provisions for the years ended April 30, 2019 and 2018 with the statutory Federal income tax rates:

	Percentage of Pre-Tax Income
	2019	2018

Statutory Federal income tax rate	21.0%	34.0%
Loss generating no tax benefit	(21.0)	(34.0)

Effective tax rate	—	—

The Company did not have any material unrecognized tax benefits as of April 30, 2019 and 2018. The Company does not expect the unrecognized tax benefits to significantly increase or decrease within the next twelve months.  The Company recorded no interest and penalties relating to unrecognized tax benefits as of and during the years ended April 30, 2019 and 2018. The Company is subject to U.S. federal income tax, as well as taxes by various state jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending April 30, 2017 through 2019.

6. Commitments and Contingencies

Litigation

The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, is not likely to have a material effect on the financial condition, results of operations or liquidity of the Company. However, as the outcome of litigation or legal claims is difficult to predict, significant changes in the estimated exposures could occur. There are no known legal complaints or claims against the Company.

The Company utilizes office space in Boston, Massachusetts, at a cost of approximately $4,200 per month, under a month-to-month lease agreement that allows to company to end its lease by providing 30-day written notice. The lease agreement includes a deposit of $6,300.

7. Stockholders’ Deficit

The Company is authorized to issue 900,000,000 shares of its common stock, par value $0.001, 752,519,212 and 731,694,210 shares were outstanding as of April 30, 2019 and 2018, respectively. In fiscal 2019, 17,825,002 shares were issued for stock-based compensation, 2,800,000 shares were issued in conjunction with a private placement memorandum for the private sale of common stock, and 200,000 shares were issued for the purchase of an Internet game company.

In fiscal 2018 38,416,668 shares were issued for stock-based compensation, 153,277,542 shares were issued for debt settlement transactions and 10,000,000 shares were issued to purchase a 20% interest in software development company. The following tables summarize information about options outstanding at April 30, 2019 and 2018.

	Options Outstanding			Options Exercisable
Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Outstanding	Price

As of April 30, 2019
$0.03	18,000,000	0.02	$0.03	18,000,000	$0.03

As of April 30, 2018
$0.03	18,000,000	1.02	$0.03	18,000,000	$0.03

	Number of Shares	Exercise Price Per Share	Average Exercise Price
Outstanding April 30, 2017	18,000,000	$0.03	$0.03

Granted during year ended April 30, 2018	-	-	-

Exercised/canceled during year ended April 30, 2018	-	-	-

Outstanding April 30, 2018	18,000,000	$0.03	$0.03

Granted during year ended April 30, 2019	-	-	-

Exercised/canceled during year ended April 30, 201	-	-	-

Outstanding April 30, 2019	18,000,000	$ 0.03	$0.03

Options exercisable, April 30, 2019	18,000,000	$0.03	$0.03

On May 7, 2014, the Company granted 5-year stock options that fully vest over a three year period to three consultants. Each consultant was granted an option to purchase up to 6 million shares of the Company’s common stock at a price of $0.03 per share. The Company entered consulting agreements to issue common stock and options to purchase common stock, and recorded the applicable non-cash expense in accordance with the authoritative guidance of the Financial Accounting Standards Board. All such stock option grants expired on May 7, 2019 and none of the option holders exercised their option to buy common stock.

For the years ended April 30, 2019 and 2018, the Company recorded $65,153 and $130,203, respectively, in stock-based compensation expense. As of April 30, 2019 and 2018, there was $25,699 and $60,700 of prepaid stock-based compensation expense.

The shares of common stock issued to pay for services in fiscal 2019, and their corresponding value, are listed in the table below. All shares of common stock issued in fiscal 2019 were issued after services had been performed.

	Shares	Value of
Description	Issued	Shares
Chief Executive Officer	5,375,000	$9,063
Chief Financial Officer	5,375,000	9,063
Chief Marketing Officer	1,250,000	2,313
Marketing consultant	625,002	875
Marketing consultant	1,000,000	1,700
Marketing consultant	4,200,000	7,140
Total	17,825,002	$30,154

The shares of common stock issued to pay for services in fiscal 2018, and their corresponding value, are listed in the table below. The 10,000,000 shares valued at $70,000, for a marketing agreement, are for a two-year service period and theses shares account for the $25,699 and $60,700 of prepaid stock-compensation expense at April 30, 2019 and 2018, respectively. $16,425 in prepaid stock compensation expense at April 30, 2017 was recognized as stock-based compensation in fiscal 2018. All other shares of common stock issued in fiscal 2018 were issued after services had been performed.

	Shares	Value of
Description	Issued	Shares
Chief Executive Officer	13,375,000	$35,525
Chief Financial Officer	13,375,000	60,525
Chief Technology Officer	1,250,000	1,989
Marketing agreement	10,000,000	70,000
Marketing consultant	416,668	6,438
Total	38,416,668	$174,477

8. Earnings Per Common Share

Earnings per common share data was computed as follows:

	2019	2018

Net income	$582,880	$131,129

Weighted average common shares outstanding	741,721,963	637,660,247
Effect of dilutive securities	—	—
Weighted average dilutive common shares outstanding	741,721,963	637,660,247

Earnings per common share – basic	$0.00	$0.00

Earnings per common share – diluted	$0.00	$0.00

For the years ended April 30, 2019 and 2018 the Company excluded 18,000,000 shares of common stock issuable upon the exercise of outstanding stock options from the calculation of earnings per share because the exercise price of the stock options was greater than the closing market price of the common stock on April 30, 2019 and 2018, and the effect would be anti-dilutive.

9. Related Party Transactions

Our largest shareholder, Vaxstar LLC, is also our working capital lender. As of April 30, 2019 and 2018, we owe our largest shareholder $1,000,000, under a term note agreement that bears interest at an annual rate of 1.25%. We have not made any principal or interest payments to our working capital lender. Unpaid interest has been accrued. Our Chief Executive Officer is also the Chief Executive Officer of Vaxstar LLC.

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

We owe Steven Geary, a director, $31,680 as of April 30, 2019 and 2018. This obligation is not interest bearing. $16,680 is recorded as a related party trade accounts payable and $15,000 as a related party note payable. We have no signed agreements for the indebtedness to Mr. Geary.

As of April 30, 2019 and 2018, we owe $61,000 to a company controlled by one of our directors.

10. Investments

During fiscal 2019, the Company entered into a consulting contract with NetCapital Systems LLC (“Netcapital”), which allows the Company to receive up to 1,000 membership interest units of NetCapital in return for consulting services. As of April 30, 2019, the Company had earned 709 membership interest units, and the remaining 291 units can be earned on a straight-line basis over the 14-month period ended June 30, 2020. The Company valued the 709 membership interest units at $647,317, based upon a private sale of Netcapital membership interest units in which an accredited investor purchased Netcapital membership interest units at a per unit price of $913 in an arms-length transaction. Such value is consistent with the standard hourly billing rate of $500 per hour charged by the Company for consulting services. The services rendered by the Company aggregated approximately 1,250 hours.

During fiscal 2018, the Company acquired a 20% interest in AthenaSoft Corp., an entity that provides programming services and sales to its wholly owned subsidiary, AthenaSoft Inc. The Company has no influence over the operations of AthenaSoft Corp. and recorded its investment at cost, which amounted to $23,000. On April 30, 2019, the Company determined its investment in AthenaSoft Corp. was impaired.

The Company recorded a valuation loss on investments at April 30, 2019 and 2018 of $23,000 and $0, respectively.

11. Concentrations

For the year ended April 30, 2019, the Company had one customer that constituted 65% of its revenues and a second customer that constituted 23% of its revenues. For the year ended April 30, 2018, the Company had one customer that constituted 33% of its revenues and a second customer that constituted 13% of its revenues.

12. Subsequent Events

The Company evaluated subsequent events through the date these financial statements were available to be issued. On July 31, 2019 the Company issued an aggregate of 2,812,500 shares of common stock to its three officers in conjunction with the established stock-based compensation vesting plans There were no other material subsequent events that required recognition or additional disclosure in these financial statements.

