Form 10-Q
period 2019-07-31
ValueSetters Inc.
filed 2019-09-13
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2019

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

As of September 13, 2019 the Company had 830,331,712 shares of its common stock, par value $0.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VALUESETTERS, INC.

Condensed Balance Sheets

	July 31, 2019	April 30, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$190	$19,110
Accounts receivable, net	39,000	6,000
Contract assets	—	15,000
Prepaid expenses	16,877	25,699
Total current assets	56,067	65,809

Deposits	6,300	6,300
Investments at cost	704,249	647,317
Total assets	$766,616	$719,426

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable
Trade	$278,752	$278,752
Related party	16,680	16,680
Accrued expenses	126,468	131,155
Deferred revenue	20,664	15,711
Notes payable – related parties	74,800	76,100
Interest payable – related parties	28,163	24,102
Loan payable – bank	34,324	34,324
Demand notes payable	7,860	7,860
Total current liabilities	587,711	584,684

Long-term secured note payable to related party	1,000,000	1,000,000
	1,587,711	1,584,684

Commitments and Contingencies	—	—

Stockholders’ deficit:
Common stock, $.001 par value; 900,000,000 shares authorized, 755,331,712 and 752,519,212 shares issued and outstanding at July 31, 2019 and April 30, 2019, respectively	755,332	752,519
Capital in excess of par value	1,466,231	1,449,356
Accumulated deficit	(3,042,658)	(3,067,133)
Total stockholders’ deficit	(821,095)	(865,258)
Total liabilities and stockholders’ deficit	$766,616	$719,426

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended
	July 31, 2019	July 31, 2018

Revenues	$118,732	$91,918
Cost of revenues	2,366	4,579
Gross profit	116,366	87,339

Costs and expenses:
Stock-based compensation	28,510	16,216
Consulting fees	39,200	32,000
Marketing	3,539	6,666
Rent	12,529	12,882
General and administrative	3,380	24,455
Total costs and expenses	87,158	92,219

Income (loss) from operations	29,208	(4,880)

Other income (expense):
Interest expense	(4,733)	(5,027)
Other income	—	2,700
Total other income (expense)	(4,733)	(2,327)
Net income (loss) before taxes	24,475	(7,207)
Income tax	—	—
Net income (loss)	$24,475	$(7,207)

Basic earnings (loss) per share	$0.00	$(0.00)
Diluted earnings (loss) per share	$0.00	$(0.00)

Weighted average number of common shares outstanding:
Basic	752,549,783	731,937,009
Diluted	752,549,783	731,937,009

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.
Condensed Statements of Stockholders' Deficit
For the Three Months Ended July 31, 2019 and the Year Ended April 30, 2019
(Unaudited)

			Capital in
			Excess of	Accumulated	Total
	Shares	Amount	Par Value	Deficit	Deficit
Balance, April 30, 2018	731,694,210	$731,694	$1,434,328	$(3,650,013)	$(1,483,991)
Net loss, July 31, 2018	—	—	—	(7,207)	(7,207)
Q1 stock-based compensation	3,937,501	3,938	2,757	—	6,695
Q1 stock issued for purchase	200,000	200	500	—	700
Balance, July 31, 2018	735,831,711	735,832	1,437,585	(3,657,220)	(1,483,803)
Net loss, October 31, 2018	—	—	—	(20,355)	(20,355)
Q2 stock-based compensation	8,262,501	8,262	3,946	—	12,208
Q2 sale of common stock	2,800,000	2,800	2,200	—	5,000
Balance, October 31, 2018	746,894,212	746,894	1,443,731	(3,677,575)	(1,486,950)
Net income, January 31, 2019	—	—	—	12,391	12,391
Q3 stock-based compensation	2,812,500	2,813	562	—	3,375
Balance, January 31, 2019	749,706,712	749,707	1,444,293	(3,665,184)	(1,471,184)
Net income, April 30, 2019	—	—	—	598,051	598,051
Q4 stock-based compensation	2,812,500	2,812	5,063	—	7,875
Balance, April 30, 2019	752,519,212	752,519	1,449,356	(3,067,133)	(865,258)
Net income, July 31, 2019	—	—	—	24,475	24,475
Q1 stock-based compensation	2,812,500	2,813	16,875	—	19,688
Balance, July 31, 2019	755,331,712	$755,332	$1,466,231	$(3,042,658)	$(821,095)

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.
Condensed Statements of Cash Flows

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	July 31,	July 31,
	2019	2018

Operating activities
Net income (loss)	$24,475	$(7,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	28,510	16,216
Changes in non-cash working capital balances
Accounts receivable	(33,000)	—
Investments	(56,932)	—
Contracts receivable	15,000	—
Accounts payable	—	(235)
Accrued expenses	(4,687)	8,426
Interest payable – related party	4,061	—
Deferred revenue	4,953	(47)
Cash provided by (used in) operating activities	(17,620)	17,153

Financing activities
Proceeds from subscription agreement	—	5,000
Payments on bank loan	—	(1,570)
Payments on demand note	—	(5,500)
Payment on related party note	(1,300)	—
Cash used in financing activities	(1,300)	(2,070)

Increase (decrease) in cash and cash equivalents during the period	(18,920)	15,083
Cash and cash equivalents, beginning of the period	19,110	1,655
Cash and cash equivalents, end of the period	$190	$16,738

Cash paid for:
Interest	$672	$660
Income taxes	$—	$—

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.

Notes To Condensed Financial Statements (Unaudited)

Note 1– Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2019, are not necessarily indicative of the results that may be expected for the fiscal year ended April 30, 2020. For further information, refer to the audited financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended April 30, 2019.

In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842), along with amendments issued in 2018, which requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The update also requires qualitative and quantitative disclosures designed to assess the amount, timing, and uncertainty of cash flows arising from leases. The adoption did not have an impact on the Company’s consolidated financial statements, given that the only lease it a short-term agreement.

In June 2018, the FASB issued ASU 2018-7, Compensation-Stock Compensation (Topic 718), which now provides guidance for share-based payments to non-employees, resulting in alignment in accounting for employees and non-employees. The amendment is effective for public companies with fiscal years beginning after December 15, 2018. . The Company determined the impact of this pronouncement to its consolidated financial statements to be immaterial.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which makes modifications to disclosure requirements on fair value measurements. The amendment is effective for public companies with fiscal years beginning after December 15, 2019. The Company determined the impact of this pronouncement to its consolidated financial statements to be immaterial.

In August 2018, the FASB issued 2018-15, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40), which reduces complexity for the accounting for the accounting for costs of implementing a cloud computing service arrangement. The amendment is effective for public companies with fiscal years beginning after December 15, 2019. The Company determined the impact of this pronouncement to its consolidated financial statements to be immaterial.

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has negative working capital of $531,644 and a stockholders’ deficit of $821,095. In addition, the Company is unable to meet all of its obligations as they become due. The Company believes that its existing cash resources are not sufficient to fund its lease and debt payments and working capital requirements.

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

When agreements involve multiple distinct performance obligations, the Company allocates arrangement consideration to all performance obligations at the inception of an arrangement based on the relative standalone selling prices (“SSP”) of each performance obligation. Where the Company has standalone sales data for its performance obligations which are indicative of the price at which the Company sells a promised service separately to a customer, such data is used to establish SSP. In instances where standalone sales data is not available for a particular performance obligation, the Company estimates SSP by the use of observable market and cost-based inputs. The Company continues to review the factors used to establish list price and will adjust standalone selling price methodologies as necessary on a prospective basis.

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

Remaining Performance Obligations

The Company's subscription terms are typically less than one year. All of the Company’s revenues in the three-month periods ended July 31, 2019 and 2018, which amounted to $118,732 and $91,918, respectively, are considered contract revenues. Contract revenue as of July 31, 2019 and April 30, 2019, which has not yet been recognized, amounted to $20,664 and $15,711, respectively, and is recorded on the balance sheet as deferred revenue. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Note 4 – Earnings (Loss) Per Common

Income (loss) per common share data was computed as follows:

	Three Months Ended July 31, 2019
Net income (loss) attributable to common stockholders – basic	$24,475	$(7,207)
Adjustments to net income (loss)	—	—
Net income (loss) attributable to common stockholders – diluted	$24,475	(7,207)

Weighted average common shares outstanding – basic	752,549,783	731,937,009
Effect of dilutive securities	—	—
Weighted average common shares outstanding – diluted	752,549,783	731,937,009

Earnings (loss) per common share – basic	$0.00	(0.00)
Earnings (loss) per common share – diluted	$0.00	(0.00)

For the three-month period ended July 31, 2018, the Company excluded 18,000,000 shares of common stock, issuable upon the exercise of outstanding stock options from the calculation of net loss per share because the effect would be anti-dilutive. For the three-month period ended July 31, 2019, the Company had no convertible or dilutive securities.

Note 5 – Principal Financing Arrangements

The following table summarizes components debt as of July 31, 2019 and April 30, 2019:

	July 31, 2019	April 30, 2019	Interest Rate

Secured lender (affiliate)	$1,000,000	$1,000,000	1.25%
Notes payable – related parties	74,800	76,100	0.0 – 8.0%
Demand notes payable	7,860	7,860	0.0 – 10.0%
Loan payable – bank	34,324	34,324	5.5%
Total Debt	$1,116,984	$1,118,284

As of July 31, 2019 and April 30, 2019, the Company owed its principal lender (“Lender”) $1,000,000 under a loan and security agreement (“Loan”) dated April 28, 2011, that was amended on July 26, 2014 and again on October 31, 2017. The Lender is also the largest shareholder of the Company, owning 271,371,454 shares of common stock, or 36% of the 755,331,712 shares issued and outstanding, as of July 31, 2019.

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

As of July 31, 2019 and April 30, 2019, the Company’s related-party unsecured notes payable totaled $74,800 and $76,100, respectively. The Company also owes $34,324 as of July 31, 2019 and April 30, 2019 to Chase Bank. The Company pays interest expense to Chase Bank, which is calculated at a rate of 5.5% per annum.

The debt to Chase Bank was personally guaranteed by a former Chief Executive Officer and Chairman of the Board (the “Former CEO”). The Former CEO sold shares of the Company to a third-party, and in addition to payments to the Former CEO, the contract of sale required the third-party make monthly payments to Chase Bank to pay down the money owed to Chase Bank. Total payments received from the third-party in the three months ended July 31, 2019 and 2018 amounted to $0 and $2,700, respectively. These payments were recorded as other income.

Demand notes payable totaled $7,860 at July 31, 2019 and April 30, 2019.

Note 6 – Income Taxes

At July 31, 2019 and April 30, 2019, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $1,300,000 expiring in the years of 2020 through 2035. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar State provisions.

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

Due to the nominal income for the three-month period ended July 31, 2019, and the availability of a tax loss carryforward to offset any potential tax, the Company has recorded no income tax expense for the three months ended July 31, 2019. Due to the loss for the three-month period ended July 31, 2018, the Company has recorded no income tax expense for the three months ended July 31, 2018.

Note 7 – Related Party Transactions

The Company’s largest shareholder is also its principal lender. As of July 31, 2019 and April 30, 2019, the Company owed its largest shareholder, under a secured lending agreement, $1,000,000. Under the existing loan agreement, as amended, the maximum amount of the loan is $1,250,000, and the loan matures on October 31, 2020. The largest shareholder of the Company owns 271,371,454 shares of common stock, or 36% of the 755,331,712 shares issued and outstanding at July 31, 2019.

Compensation to officers in the three-month periods ended July 31, 2019 and 2018 consisted of common stock valued at $19,688 and $6,695 respectively, and cash payments of $30,000 and $30,000, respectively. The Company also remitted cash payments to a related party consultant of $7,200 and $0 in the three-month periods ended July 31, 2019 and 2018, respectively.

The Company owes a director $16,680 as of July 31, 2019 and April 30, 2019, which is recorded as accounts payable, plus $15,000 in a non-interest-bearing note payable.

The Company owes a related party $59,800 and $61,100 as of July 31, 2019 and April 30, 2019 under a note payable with interest at 8% per annum, which had a maturity date of November 18, 2017.

Accrued interest payable on related party debt amounted to $28,163 and $24,102 at July 31, 2019 and April 30, 2019, respectively.

Note 8 – Stockholders’ Deficit

The Company is authorized to issue 900,000,000 shares of its common stock, par value $0.001. 755,331,212 and 752,519,212 shares were outstanding as of July 31, 2019 and April 30, 2019, respectively.

In the first quarter of fiscal 2020, the Company issued an aggregate of 2,812,500 shares of restricted stock to its chief executive officer, chief financial officer and chief marketing officer as compensation. The shares were valued at $19,688.

In the first quarter of fiscal 2019, the Company issued 200,000 restricted shares of stock in conjunction with the purchase of a virtual reality game known as SpaceoutVR. The Company also issued 3,937,501 restricted shares of common stock as part of stock-based compensation agreements. Shares issued for compensation amounted to 3,625,000 shares to Company officers, and 312,501 to a consultant.

Compensation expense was recorded of $8,822 for the three-month periods ended July 31, 2019 and 2018 for previously issued shares in conjunction with a consulting agreement.

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

  Level 3: inputs are unobservable inputs for the asset or liability.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Total
July 31, 2019
Investments at cost	$—	$—	$704,249	$704,249

April 30, 2019
Investments at cost	$—	$—	$647,317	$647,317

Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, we base fair value on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy. Fair value measurements for assets and liabilities where there exists limited or no observable market data and, therefore, are based primarily upon management’s own estimates, are often calculated based on current pricing policy, the economic and competitive environment, the characteristics of the asset or liability and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used.

Note 10 – Stock-Based Compensation Plans

The Company entered consulting agreements to issue common stock and recorded the applicable non-cash expense in accordance with the authoritative guidance of the Financial Accounting Standards Board.  For the three-month periods ended July 31, 2019 and 2018, the Company recorded $28,510 and $16,216, respectively, in stock-based compensation expense.

As of July 31, 2019, there was $16,877 of prepaid stock-based compensation expense for services that end in January 2020.

As of July 31, 2019, an aggregate of 3,437,500 shares of common stock can be earned by our chief marketing officer from unvested stock grants. These shares vest at a rate of 312,500 shares per quarter, over the next eleven quarters.

Note 11 – Deposits and Commitments

The Company utilizes office space in Boston, Massachusetts, under a month-to-month lease agreement that allows to company to end its lease by providing 30-day written notice. The lease agreement includes a deposit of $6,300.

Note 12 – Concentrations

For the three-month period ended July 31, 2019, the Company had one customer that constituted 81% of its revenues. For the three-month period ended July 31, 2018, the Company had a different customer that constituted 82% of its revenues.

At July 31, 2019 one customer accounted for 100% of the net amount of accounts receivable and at April 30, 2019 a different customer accounted for 100% of the net amount of accounts receivable.

Note 13 – Investments

During fiscal 2019, the Company entered into a consulting contract with NetCapital Systems LLC (“Netcapital”), which allows the Company to receive up to 1,000 membership interest units of NetCapital in return for consulting services. As of July 31, 2019 and April 30, 2019, the Company had earned 771 and 709 membership interest units, respectively, and the remaining 229 units can be earned on a straight-line basis over the 11-month period ended June 30, 2020. The Company valued the membership interest units at $704,249 and $647,317, at July 31, 2019 and April 30, 2019, respectively, based upon a private sale of Netcapital membership interest units in which an accredited investor purchased Netcapital membership interest units at a per unit price of $913 in an arms-length transaction. Such value is consistent with the standard hourly billing rate of $500 per hour charged by the Company for consulting services.

Note 14 – Subsequent Events

The Company signed two contracts that will generate revenue for the Company in the second quarter of fiscal 2020, when the Company’s performance obligations are satisfied. In August 2019 the Company received a $90,000 fee under an advisory service agreement to perform and deliver a comprehensive transition plan for the transformative use of an airport campus. The engagement is for services through October 11, 2019. On August 1, 2019 the Company signed a three-month marketing and advisory services agreement for a fee of $540,000. Payment to the Company was 300,000 membership interest units that trade at $1.80 per unit. The Company is current with its performance obligations for both of these contracts through the date these financial statements were available to be issued.

On September 9, 2019, the Company signed a two-year stock-based compensation agreement with its Chief Executive Officer. The Company issued 25 million shares of its common stock in conjunction with this agreement.

On September 9, 2019, the Company signed a two-year stock-based compensation agreement with its Chief Financial Officer. The Company issued 25 million shares of its common stock in conjunction with this agreement.

On September 9, 2019, the Company signed two-year stock-based compensation agreements with two consultants. The Company issued 12,500,000 shares of its common stock to each consultant in conjunction with these agreements.

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

We specialize in Regulation Crowdfunding (“Reg CF”), under the provisions of Title III of the JOBS Act of 2012.  We believe that new capital raising techniques, such as Regulation CF, democratize capital raising, similar to the way that social networks democratize broadcast mechanisms that once belonged only to traditional media. Reg CF is one of three securities exemptions that enable online capital formation. Reg D 506(c) allows an unlimited amount of money to be crowdfunded from accredited investors. Reg A+ enables an issuer to raise up to $50 million online from anyone. Reg CF, the smallest of the crowdfunding exemptions, allows issuers to raise up to $1.07 million from non- accredited investors every 12 months.

Our website lists our clients, which include Braidy Industries that raised $2,493,054, Phoenix PharmaLabs that raised $1,102,553, Court Innovations that raised $499,000 and ORPC that raised $623,678. This information is available at https://valuesetters.com/track-record.

We sometimes take equity stakes in promising technology start-ups. We play an active role in growing these companies.

Our limited operating history and the uncertain nature of our future operations and the markets we address or intend to address make prediction of our future results of operations difficult.

Results of Operations

For the Three Months Ended July 31, 2019 Compared to the Three Months Ended July 31, 2018

Our revenues for the three-months ended July 31, 2019 increased by $26,814, or 29%, to $118,732 as compared to $91,918 reported for the three months ended July 31, 2018.  The increase in revenues is attributable to the new consulting services, including digital marketing, that we provided to companies seeking to raise capital.  We anticipate revenues for the second quarter of fiscal 2020 will be significantly higher than first quarter revenues. In the second quarter of fiscal 2020 we are providing our services under four service contracts that will generate aggregate revenues of $706,932 for us in the second quarter, when our performance obligations are satisfied.

Costs of revenues decreased by $2,213 to $2,366 for the three-months ended July 31, 2019 from $4,579 reported in the three-months ended July 31, 2018.  The decrease is primarily attributable to a reduction in the variable cost component of our cost of revenues.

Consulting fees increased by $7,200, or 23%, to $39,200 for the three months ended July 31, 2019, as compared to $32,000 reported for the three months ended July 31, 2018. The increase in expense is due to an additional consultant performing services for us in fiscal 2020.

Marketing expense decreased by $3,127, or 47%, to $3,539 for the three months ended July 31, 2019, as compared to $6,666 reported for the three months ended July 31, 2018. The decrease in expense is due to a reevaluation of digital marketing outlets.

Rent expense decreased by $353, or 3%, to $12,529 for the three months ended July 31, 2019, as compared to $12,882 reported for the three months ended July 31, 2018. The decrease in expense is a result of fewer ancillary services used in the three-month period ended July 31, 2019.

General and administrative expenses decreased by $21,075, or 86%, to $3,380 for the three months ended July 31, 2019, from $24,455 for the three months ended July 31, 2018.  The decrease is primarily attributed to a decrease in professional fees and an office event.

Stock-based compensation increased by $12,294, to $28,510 for the three-months ended July 31, 2019 from $16,216 reported in the three-months ended July 31, 2018.  The increase in expense is primarily due to the higher price per share of our common stock when shares were issued in fiscal 2020.

Interest expense decreased by $294 to $4,733 for the three-months ended July 31, 2019, as compared to $5,027 for the three months ended July 31, 2018.  The decrease in interest expense is attributable to reduced debt amounts.

Liquidity and Capital Resources

At July 31, 2019, we had cash and cash equivalents of $190 and negative working capital of $531,644 as compared to cash and cash equivalents of $19,110 and negative working capital of $518,875 at April 30, 2019.

Net cash provided by (used in) operating activities amounted to $(17,620) and $17,153 in the three-months ended July 31, 2019 and 2018, respectively.  The principal source of cash from operating activities in the three-months ended July 31, 2019 was net income of $24,475 and a non-cash item, stock-based compensation of $28,510. However, changes in non-cash working capital balances used cash totaling $70,605. The principal use of cash from operating activities in the three-months ended July 31, 2018 was the net loss of $7,207, but it was offset by a non-cash item, stock-based compensation of $16,216, and an increase in non-cash working capital balances of $8,144.

There was no investing activity in the three-months ended July 31, 2019 and 2018.

For the three months ended July 31, 2019, net cash used in financing activities amounted to $1,300, which consisted of a payment to a related-party lender. Net cash used in financing activities in the three months ended July 31, 2018 amounted to $2,070, which consisted of $5,000 in cash proceeds from subscription agreements and $7,070 in principal payments of outstanding loans.

In the three-months ended July 31, 2019 and 2018, there were no expenditures for capital assets.  We do not anticipate any capital expenditures in fiscal 2020.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern. However, we have very limited liquidity. Management anticipates that we will be dependent, for the near future, on additional capital to fund our operating expenses and anticipated growth, which we intend to achieve through consulting services and the further development of our digital marketing applications. Although we are choosing methods of growth that potentially minimize the use of cash, and we were successful in generating net income for three consecutive quarters, we cannot be assured that we will be able to continue our success until we have secured customers that will provide us with repeat business. Furthermore, the most recent report of our independent registered public accounting firm expresses doubt about our ability to continue as a going concern. Although we have not had to borrow from a related party in fiscal 2020 or in fiscal 2019, in the past, our operating losses have been funded primarily through borrowings from related-party lenders.

We have only paid $1,300 in principal and we have not paid interest on any related party debt; the interest accrues each month. We believe our related party creditors will not demand payment of our current liabilities to them, in the near future, although each lender may have a change in circumstances and demand payment. Any demand for payment from a related party will have an adverse impact on our ability to achieve our longer-term business objectives, and will adversely affect our ability to continue operating as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended July 31, 2019, we issued 2,812,500 shares of common stock to our executives as stock-based compensation.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Employment Agreement Cecilia Lenk
10.2	Employment Agreement Coreen Kraysler
31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification

101.INS	XBRL Instance
101.SCH	XBRL Schema

101.CAL XBRL Calculation

101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: September 13, 2019	VALUESETTERS, INC.

By: /s/ Cecilia Lenk
Cecilia Lenk
Chairman of the Board and Chief Executive Officer

By: /s/ Coreen Kraysler
Coreen Kraysler
Principal Financial Officer

