Form 10-Q
period 2019-10-31
ValueSetters Inc.
filed 2019-12-16
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2019

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

As of December 16, 2019, the Company had 830,644,212 shares of its common stock, par value $0.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VALUESETTERS, INC.

Condensed Consolidated Balance Sheets

	October 31, 2019	April 30, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,242	$19,110
Accounts receivable	—	6,000
Contract assets	—	15,000
Prepaid expenses	465,555	25,699
Total current assets	496,797	65,809
Non-current prepaid expenses	388,644	—
Deposits	6,300	6,300
Investments at cost	1,301,181	647,317
Total assets	$2,192,922	$719,426

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable
Trade	$278,752	$278,752
Related party	16,680	16,680
Accrued expenses	111,916	131,155
Deferred revenue	667	15,711
Current portion of long-term secured related party note	1,000,000	—
Notes payable – related parties	71,800	76,100
Interest payable – related parties	32,224	24,102
Loan payable – bank	34,324	34,324
Demand notes payable	7,860	7,860
Total current liabilities	1,554,223	584,684

Long-term secured note payable to related party	—	1,000,000
Total liabilities	1,554,223	1,584,684

Commitments and Contingencies	—	—

Stockholders’ equity (deficit):
Common stock, $.001 par value; 900,000,000 shares authorized, 830,644,212 and 752,519,212 shares issued and outstanding at October 31, 2019 and April 30, 2019, respectively	830,644	752,519
Capital in excess of par value	2,308,262	1,449,356
Accumulated deficit	(2,500,207)	(3,067,133)
Total stockholders’ equity (deficit)	638,699	(865,258)
Total liabilities and stockholders’ equity (deficit)	$2,192,922	$719,426

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018

Revenues	$835,725	$160,640	$716,993	$68,722
Cost of revenues	4,848	12,703	2,482	8,124
Gross profit	830,877	147,937	714,511	60,598

Costs and expenses:
Stock-based compensation	108,531	36,547	80,021	21,031
Consulting fees	80,200	67,300	41,000	35,300
Marketing	6,602	10,970	3,063	4,304
Rent	25,721	25,832	13,192	12,950
Selling, general and administrative	33,283	29,793	29,903	4,638
Total costs and expenses	254,337	170,442	167,179	78,223

Income (loss) from operations	576,540	(22,505)	547,332	(17,625)

Other income (expense):
Interest expense	(9,614)	(9,657)	(4,881)	(4,630)
Other income	—	4,600	—	1,900
Total other income (expense)	(9,614)	(5,057)	(4,881)	(2,730)
Net income (loss) before taxes	566,926	(27,562)	542,451	(20,355)
Income tax	—	—	—	—
Net income (loss)	$566,926	$(27,562)	$542,451	$(20,355)

Basic earnings (loss) per share	$0.00	$(0.00)	$0.00	$(0.00)
Diluted earnings (loss) per share	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of common shares outstanding:
Basic	791,529,063	735,127,838	830,508,342	738,318,668
Diluted	791,529,063	735,127,838	830,508,342	738,318,668

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
For the Six Months Ended October 31, 2019 and the Year Ended April 30, 2019
(Unaudited)

			Capital in		Total
			Excess of	Accumulated	Equity
	Shares	Amount	Par Value	Deficit	(Deficit)
Balance, April 30, 2018	731,694,210	$731,694	$1,434,328	$(3,650,013)	$(1,483,991)
Net loss, July 31, 2018	—	—	—	(7,207)	(7,207)
Q1 stock-based compensation	3,937,501	3,938	2,757	—	6,695
Q1 stock issued for purchase	200,000	200	500	—	700
Balance, July 31, 2018	735,831,711	735,832	1,437,585	(3,657,220)	(1,483,803)
Net loss, October 31, 2018	—	—	—	(20,355)	(20,355)
Q2 stock-based compensation	8,262,501	8,262	3,946	—	12,208
Q2 sale of common stock	2,800,000	2,800	2,200	—	5,000
Balance, October 31, 2018	746,894,212	746,894	1,443,731	(3,677,575)	(1,486,950)
Net income, January 31, 2019	—	—	—	12,391	12,391
Q3 stock-based compensation	2,812,500	2,813	562	—	3,375
Balance, January 31, 2019	749,706,712	749,707	1,444,293	(3,665,184)	(1,471,184)
Net income, April 30, 2019	—	—	—	598,051	598,051
Q4 stock-based compensation	2,812,500	2,812	5,063	—	7,875
Balance, April 30, 2019	752,519,212	752,519	1,449,356	(3,067,133)	(865,258)
Net income, July 31, 2019	—	—	—	24,475	24,475
Q1 stock-based compensation	2,812,500	2,813	16,875	—	19,688
Balance July 31, 2019	755,331,712	755,332	1,466,231	(3,042,658)	(821,095)
Net income, October 31, 2019				542,451	542,451
Q2 stock-based compensation	75,312,500	75,312	842,031	—	917,343
Balance, October 31, 2019	830,644,212	$830,644	$2,308,262	$(2,500,207)	$638,699

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	October 31,	October 31,
	2019	2018

Operating activities
Net income (loss)	$566,926	$(27,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	108,531	36,547
Changes in non-cash working capital balances
Accounts receivable	6,000	—
Contracts receivable	15,000	—
Investments	(653,864)
Accounts payable	—	(235)
Interest payable – related party	8,122
Accrued expenses	(19,239)	177
Deferred revenue	(15,044)	(37)
Cash provided by operating activities	16,432	8,890

Financing activities
Payments on bank loan	—	(3,520)
Payment on related party note	(4,300)	—
Payments on demand note	—	(7,000)
Proceeds from sale of common stock	—	5,000
Cash used in financing activities	(4,300)	(5,520)

Increase in cash and cash equivalents during the period	12,132	3,370
Cash and cash equivalents, beginning of the period	19,110	1,655
Cash and cash equivalents, end of the period	$31,242	$5,025

Cash paid for:
Interest	$1,492	$1,329
Income taxes	$—	$—
Non-cash financing activities
Common stock issued as prepaid compensation	$915,000	$—

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.

Notes To Condensed Consolidated Financial Statements (Unaudited)

Note 1– Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six- and three-month periods ended October 31, 2019, are not necessarily indicative of the results that may be expected for the fiscal year ended April 30, 2020. For further information, refer to the audited financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended April 30, 2019.

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, in prior years, the Company sustained losses from its continuing operations and as of October 31, 2019, had negative working capital of $1,057,426 and an accumulated deficit of $2,500,207. In addition, the Company may not be able to meet its obligations as they become due and sustain its operations. The Company believes that its existing cash resources are not sufficient to fund its debt payments and working capital requirements.

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

Management’s plans include:

1.	Seek to raise debt or equity for working capital purposes and to pay off existing debt balances. With sufficient additional cash available to the Company, it can begin to make marketing expenditures and hire people to generate more revenues to pay down its debt obligations.

2.	Continue to look for software niches and other digital products that can be sold via an Internet-based store. Various acquisition opportunities may help us generate the additional revenues we seek.

3.	Continue to provide advisory services to companies seeking to raise capital and assist them with capital raises.

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

• Recognition of revenue when or as the Company satisfies a performance obligation.

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

Remaining Performance Obligations

The Company's subscription terms are typically less than one year. All of the Company’s revenues in the six-month periods ended October 31, 2019 and 2018, which amounted to $835,725 and $160,640, respectively, and all of the Company’s revenues in the three-month periods ended October 31, 2019 and 2018, which amounted to $716,993 and $68,722, respectively, are considered contract revenues. Contract revenue as of October 31, 2019 and April 30, 2019, which has not yet been recognized, amounted to $667 and $15,711, respectively, and is recorded on the balance sheet as deferred revenue. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Note 4 – Earnings (Loss) Per Common Share

Earnings (loss) per common share data was computed as follows:

	Six Months Ended October 31, 2019	Six Months Ended October 31, 2018	Three Months Ended October 31, 2019	Three Months Ended October 31, 2018
Net income (loss) attributable to common stockholders – basic	$566,926	$(27,562)	$542,451	$(20,355)
Adjustments to net income (loss)	—	—	—	—
Net income (loss) attributable to common stockholders – diluted	$566,926	$(27,562)	$542,451	$(20,355)

Weighted average common shares outstanding – basic	791,529,063	735,127,838	830,508,342	738,318,668
Effect of dilutive securities	—	—	—	—
Weighted average common shares outstanding – diluted	791,529,063	735,127,838	830,508,342	738,318,668

Earnings (loss) per common share – basic	$0.00	$(0.00)	$0.00	$(0.00)
Earnings (loss) per common share – diluted	$0.00	$(0.00)	$0.00	$(0.00)

For the six- and three-month periods ended October 31, 2019, the Company had no outstanding securities that were convertible into common stock. For the six- and three-month periods ended October 31, 2018, the Company excluded 18,000,000 shares of common stock, issuable upon the exercise of outstanding stock options from the calculation of net loss per share because the effect would be anti-dilutive.

Note 5 – Principal Financing Arrangements

The following table summarizes components debt as of October 31, 2019 and April 30, 2019:

	October 31, 2019	April 30, 2019	Interest Rate

Secured lender (affiliate)	$1,000,000	$1,000,000	1.25%
Notes payable – related parties	71,800	76,100	0.0 – 8.0%
Demand notes payable	7,860	7,860	0.0%
Loan payable – bank	34,324	34,324	5.5 – 7.0%
Total Debt	$1,113,984	$1,118,284

As of October 31, 2019 and April 30, 2019, the Company owed its principal lender (“Lender”) $1,000,000 under a loan and security agreement (“Loan”) dated April 28, 2011, that was amended on July 26, 2014 and again on October 31, 2017. The Lender is also the largest shareholder of the Company, owning 271,371,454 shares of common stock, or 32.7% of the 830,644,212 shares issued and outstanding, as of October 31, 2019.

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

As of October 31, 2019 and April 30, 2019, the Company’s related-party unsecured notes payable totaled $71,800 and $76,100, respectively. The Company also owes $34,324 as of October 31, 2019 and April 30, 2019 to Chase Bank. Currently, the Company pays no monthly principal payments on the outstanding balance. The Company pays a variable monthly interest expense, which is calculated at a rate of 7.0% per annum at October 31, 2019.

The debt to Chase Bank was personally guaranteed by a former Chief Executive Officer and Chairman of the Board (the “Former CEO”). The Former CEO sold shares of the Company to a third-party, and in addition to payments to the Former CEO, the contract of sale required the third-party make monthly payments to Chase Bank to pay down the money owed to Chase Bank. Total payments received from the third-party in the six and three months ended October 31, 2018 amounted to $4,600 and $1,900, respectively. These payments were recorded as other income. No such payments were made in fiscal 2020.

Demand notes payable totaled $7,860 at October 31, 2019 and April 30, 2019, and do not bear interest.

Note 6 – Income Taxes

At October 31, 2019 and April 30, 2019, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $1,300,000 expiring in the years of 2020 through 2035. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar State provisions.

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

Due to the availability of a tax loss carryforward to offset any potential tax, for the six-and three-month periods ended October 31, 2019, the Company recorded no income tax expense in either of these periods. Due to the loss for the six and three-month periods ended October 31, 2018, the Company has recorded no income tax expense in either of these periods. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ended April 30, 2017 through 2019.

Note 7 – Related Party Transactions

The Company’s largest shareholder is also its principal lender. As of October 31, 2019 and April 30, 2019, the Company owed its largest shareholder, under a secured lending agreement, $1,000,000. Under the existing loan agreement, as amended, the maximum amount of the loan is $1,250,000, and the loan matures on October 31, 2020. The largest shareholder of the Company owns 271,371,454 shares of common stock, or 32.7% of the 830,644,212 shares issued and outstanding.

Compensation to officers in the six-month periods ended October 31, 2019 and 2018 consisted of common stock valued at $65,483 and $9,531 respectively, and cash payments of $62,000 and $60,000, respectively. Compensation to officers in the three-month periods ended October 31, 2019 and 2018 consisted of common stock valued at $48,248 and $3,025 respectively, and cash payments of $32,000 and $30,000, respectively.

In the six-month periods ended October 31, 2019 and 2018 the Company remitted cash payments to a related party consultant of $16,200 and $0, respectively, and cash payments of $9,000 and $0 for the three-month periods ended October 31, 2019 and 2018, respectively. Stock-based compensation to this consultant was recorded at $11,476 for the six-and three-month periods ended October 31, 2019 and $0 for the six-and three-month periods ended October 31, 2018.

The Company owes a director $16,680 as of October 31, 2019 and April 30, 2019, which is recorded as accounts payable, plus $15,000 in a non-interest bearing note payable.

The Company owes a related party $56,800 and $61,100 as of October 31, 2019 and April 30, 2019, respectively, under a note payable with interest at 8% per annum, which had a maturity date of November 18, 2017.

Accrued interest payable on related party debt amounted to $32,224 and $24,102 at October 31, 2019 and April 30, 2019, respectively.

Note 8 – Stockholders’ Equity

The Company is authorized to issue 900,000,000 shares of its common stock, par value $0.001. 830,644,212 and 752,519,212 shares were outstanding as of October 31, 2019 and April 30, 2019, respectively.

In the quarter ended July 31, 2019, the Company issued an aggregate of 2,812,500 shares of restricted stock to its Chief Executive Officer, Chief Financial Officer and Chief Marketing Officer as compensation. The shares were valued at $19,688.

On September 9, 2019, the Company signed a stock-based compensation agreement, ending on July 31, 2021, with its Chief Executive Officer. The Company issued 25 million shares of its common stock in conjunction with this agreement. The shares were valued at $305,000.

On September 9, 2019, the Company signed a stock-based compensation agreement with its Chief Financial Officer, ending on July 31, 2021. The Company issued 25 million shares of its common stock in conjunction with this agreement. The shares were valued at $305,000.

On September 9, 2019, the Company signed stock-based compensation agreements with two consultants, ending on July 31, 2021. The Company issued 12,500,000 shares of its common stock to each consultant in conjunction with these agreements. The total number of shares issued was valued at $305,000. One of the consultants is considered a related party and provides marketing and business development services to the Company. The second consultant provides business services to public companies.

On October 31, 2019, the Company recorded the issuance of 312,500 shares of common stock to its Chief Marketing Officer. The shares were valued at $2,344 and recorded as an expense in the quarter ended October 31, 2019.

In the quarter ended July 31, 2018, the Company issued 200,000 restricted shares of stock in conjunction with the purchase of a virtual reality game known as SpaceoutVR. The Company also issued 3,937,501 restricted shares of common stock as part of stock-based compensation agreements. Shares issues for compensation amounted to 3,625,000 shares to Company officers, and 312,501 to a consultant.

In the quarter that ended on October 31, 2018, the Company sold $5,000 of restricted common stock in a private placement and issued 2,800,000 shares of restricted stock. The Company also issued 8,262,501 restricted shares of common stock as part of stock-based compensation agreements. Shares issued for compensation amounted to 2,750,000 shares to Company officers, and 5,512,501 to three consultants.

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

Note 10 – Stock-Based Compensation Plans

The Company entered various consulting agreements to issue common stock and options to purchase common stock, and recorded the applicable non-cash expense in accordance with the authoritative guidance of the Financial Accounting Standards Board.

For the six and three-month periods ended October 31, 2019, the Company recorded $108,531 and $80,021 respectively, in stock-based compensation expense.

For the six and three-month periods ended October 31, 2018, the Company recorded $36,547 and $21,031 respectively, in stock-based compensation expense.

The components of the stock-based compensation expense are presented in the following table:

Stock-based compensation expense	Six Months Ended October 31, 2019	Six Months Ended October 31, 2018	Three Months Ended October 31, 2019	Three Months Ended October 31, 2018
Chief Executive Officer	$31,702	$4,063	$22,952	$1,513
Chief Financial Officer	31,702	4,063	22,952	1,513
Chief Marketing Officer	4,531	1,063	2,343	—
Related party consultant	11,476	—	11,476	—
Sales consultants	—	9,714	—	9,183
Marketing consultant	17,644	17,644	8,822	8,822
Business consultant	11,476	—	11,476	—
Total stock-based compensation expense	$108,531	$36,547	$80,021	$21,031

At October 31, 2019, the total prepaid stock compensation amounted to $854,199, as follows:

Prepaid stock-based compensation	October 31, 2019
Chief Executive Officer	$282,048
Chief Financial Officer	282,048
Related party consultant	141,024
Marketing consultant	8,055
Business consultant	141,024
Total prepaid stock-based compensation expense	$854,199

As of October 31, 2019, there was $465,555 of current prepaid stock-based compensation expense and $388,644 in non-current prepaid stock compensation expense for services that end on July 31, 2021.

Note 11 – Deposits and Commitments

The Company utilizes office space in Boston, Massachusetts, under a month-to-month lease agreement that allows the company to end its lease by providing 30-day written notice. The lease agreement includes a deposit of $6,300. Effective May 1, 2019, the Company adopted ASU No. 2016-02 (“ASU 2016-02”), Leases using the modified retrospective transition approach utilizing the effective date as the date of initial application. The adoption of the ASU had no impact on the Company’s financial statements due to the short-term nature of our lease agreement.

Note 12 – Concentrations

For the six- and three-month periods ended October 31, 2019, the Company had one customer that constituted 65% and 75% of its revenues, respectively; a second customer that constituted 18% and 8% of its revenues, respectively; and a third customer that constituted 11% and 13% of its revenues, respectively;

For the six- and three-month periods ended October 31, 2018, the Company had one customer that constituted 78% and 73% of its revenues, respectively.

Note 13 – Subsequent Events

The Company evaluated subsequent events through December 16, 2019, the date these financial statements were available to be issued. There were no other material subsequent events that required recognition or additional disclosure in these financial statements.

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

We specialize in Regulation Crowdfunding (“Reg CF”), under the provisions of Title III of the JOBS Act of 2012. We believe that new capital raising techniques, such as Reg CF, democratize capital raising, similar to the way that social networks democratize broadcast mechanisms that once belonged only to traditional media. Reg CF is one of three securities exemptions that enable online capital formation. Reg D 506(c) allows an unlimited amount of money to be crowdfunded from accredited investors. Reg A+ enables an issuer to raise up to $50 million online from anyone. Reg CF, the smallest of the crowdfunding exemptions, allows issuers to raise up to $1.07 million from non- accredited investors every 12 months.

Our website lists select clients, which include Braidy Industries that raised $2,493,054, Phoenix PharmaLabs that raised $1,102,553, Court Innovations that raised $499,000 and ORPC that raised $623,678. This information is available at https://valuesetters.com/track-record.

We sometimes take equity stakes in promising technology start-ups. We play an active role in growing these companies.

Our limited operating history and the uncertain nature of our future operations and the markets we address or intend to address make prediction of our future results of operations difficult.

Results of Operations

For the Six Months Ended October 31, 2019 Compared to the Six Months Ended October 31, 2018

Our revenues for the six months ended October 31, 2019 increased by $675,085, or 420%, to $835,725 as compared to $160,640 reported for the six months ended October 31, 2018.  The increase in revenues is attributable to an increase in consulting services, and specifically to a new customer that accounted for 65% of our revenues, or $540,000 in the six months ended October 31, 2019.

Stock-based compensation expense increased by $71,984, or 197%, to $108,531 for the six months ended October 31, 2019, as compared to $36,547 reported for the six months ended October 31, 2018. The increase in expense is due to our decision to compensate our executives primarily with shares of stock, so we can preserve our cash resources.

Consulting fees increased by $12,900, or 19%, to $80,200 for the six months ended October 31, 2019, from $67,300 for the six months ended October 31, 2018.  The increase is primarily attributed to a sales and marketing consultant that received additional compensation in the six-month period ended October 31, 2019.

Selling, general and administrative expenses increased by $3,490, or 12%, to $33,283 for the six months ended October 31, 2019, from $29,793 for the six months ended October 31, 2018.  The increase is primarily attributed to increased levels of customer service and sales activity.

Interest expense of $9,614 remained approximately the same for the six-month period ended October 31, 2019, as compared to $9,657 for the six months ended October 31, 2018.  Our debt balances were slightly lower at October 31, 2019 and compared to October 31, 2018.

For the Three Months Ended October 31, 2019 Compared to the Three Months Ended October 31, 2018

Our revenues for the three-months ended October 31, 2019 increased by $648,271, or 943%, to $716,993 as compared to $68,722 reported for the three months ended October 31, 2018.  The increase in revenues is attributable to an increase in consulting services, and specifically to a new customer that accounted for 75% of our revenues, or $540,000 in the three months ended October 31, 2019.

Stock-based compensation increased by $58,990, to $80,021 for the three-months ended October 31, 2019 from $21,031 reported in the three-months ended October 31, 2018.  The increase in expense is primarily due to the higher price per share of our common stock when shares were issued as stock-based compensation in fiscal 2020.

Selling, general and administrative expenses increased by $25,265, to $29,903 for the three-months ended October 31, 2019 from $4,638 reported in the three-months ended October 31, 2018.  The increase is primarily attributable to increased levels of customer service and sales activity.

Interest expense remained approximately the same for the three-month period ended October 31, 2019, as compared to the three months ended October 31, 2018.

Liquidity and Capital Resources

At October 31, 2019, we had cash and cash equivalents of $31,242 and negative working capital of $1,057,426 as compared to cash and cash equivalents of $19,110 and negative working capital of $518,875 at April 30, 2019. The deterioration in our working capital was primarily the result of our $1,000,000 secured related-party note, which matures on October 31, 2020, being classified as a current liability at October 31, 2019.

Net cash provided by operating activities amounted to $16,432 and $8,890 in the six-months ended October 31, 2019 and 2018, respectively. The principal source of cash from operating activities in the six-months ended October 31, 2019 was net income of $566,926 and a non-cash item, stock-based compensation of $108,531. However, changes in non-cash working capital balances used cash totaling $659,025. The principal use of cash from operating activities in the six-months ended October 31, 2018 was the net loss of $27,562, but it was offset by a non-cash item, stock-based compensation of $36,547.

There was no investing activity in the six-months ended October 31, 2019 and 2018.

For the six months ended October 31, 2019, net cash used in financing activities amounted to $4,300, which consisted of principal payments of outstanding related-party debt. For the six months ended October 31, 2018, net cash used in financing activities amounted to $5,520, which consisted of $10,520 in principal payments of outstanding loans, offset by proceeds from the sale of common stock of $5,000.

In the six-months ended October 31, 2019 and 2018, there were no expenditures for capital assets.  We do not anticipate any capital expenditures in fiscal 2020.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern. However, we have very limited liquidity. Management anticipates that we will be dependent, for the near future, on additional capital to fund our operating expenses, debt service requirements and anticipated growth, which we intend to achieve through consulting services and the further development of our digital marketing applications. Although we are choosing methods of growth that potentially minimize the use of cash, and we were successful in generating net income for four consecutive quarters, we cannot be assured that we will be able to continue our success until we have secured customers that will provide us with repeat business. Furthermore, the most recent report of our independent registered public accounting firm expresses doubt about our ability to continue as a going concern. Although we have not had to borrow from a related party in fiscal 2020 or in fiscal 2019, in the past, our operating losses have been funded primarily through borrowings from related-party lenders.

We have only paid $4,300 in principal and we have not paid interest on any related party debt; the interest accrues each month. We believe our related party creditors will not demand payment of our current liabilities to them, in the near future, although each lender may have a change in circumstances and demand payment. Any demand for payment from a related party will have an adverse impact on our ability to achieve our longer-term business objectives, and will adversely affect our ability to continue operating as a going concern.

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

Item 4. Controls and Procedures.

(a) Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s principal executive officer (“PEO”) and principal financial officer (“PFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the PEO and PFO concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses in our disclosure controls and procedures consisted of:

●	There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”) and the financial reporting requirements of the SEC; and

●	There are insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended October 31, 2019, we issued 75,312,500 shares of common stock to our executives and consultants as stock-based compensation.

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

Date: December 16, 2019	VALUESETTERS, INC.

By: /s/ Cecilia Lenk
Cecilia Lenk
Chairman of the Board and Chief Executive Officer

By: /s/ Coreen Kraysler
Coreen Kraysler
Principal Financial Officer

