Form 10-Q
period 2020-01-31
ValueSetters Inc.
filed 2020-03-16
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2020

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

As of March 16, 2020, the Company had 830,956,712 shares of its common stock, par value $0.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

  VALUESETTERS, INC.

  Condensed Consolidated Balance Sheets

	January 31,	April 30,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,930	$19,110
Accounts receivable	—	6,000
Contract assets	—	15,000
Prepaid expenses	465,555	25,699
Total current assets	469,485	65,809
Non-current prepaid expenses	266,214	—
Deposits	6,300	6,300
Investments at cost	2,058,113	647,317
Total assets	$2,800,112	$719,426

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable
Trade	$278,752	$278,752
Related party	16,680	16,680
Accrued expenses	118,413	131,155
Deferred revenue	625	15,711
Current portion of long-term secured related party note	1,000,000	—
Notes payable – related parties	71,800	76,100
Interest payable – related parties	36,285	24,102
Loan payable – bank	34,324	34,324
Demand notes payable	7,860	7,860
Total current liabilities	1,564,739	584,684

Long-term secured note payable to related party	—	1,000,000
Total liabilities	1,564,739	1,584,684

Commitments and Contingencies	—	—

Stockholders’ equity (deficit):
Common stock, $.001 par value; 900,000,000 shares authorized,
830,956,712 and 752,519,212 shares issued and outstanding at
January 31, 2020 and April 30, 2019, respectively	830,957	752,519
Capital in excess of par value	2,309,449	1,449,356
Accumulated deficit	(1,905,033)	(3,067,133)
Total stockholders’ equity (deficit)	1,235,373	(865,258)
Total liabilities and stockholders’ equity (deficit)	$2,800,112	$719,426

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	January 31,	January 31,	January 31,	January 31,
	2020	2019	2020	2019
Revenues	$1,593,130	$281,995	$757,405	$121,355
Cost of revenues	8,210	26,337	3,362	13,634
Gross profit	1,584,920	255,658	754,043	107,721

Costs and expenses:
Stock-based compensation	232,461	48,744	123,930	12,197
Consulting fees	87,400	119,000	7,200	51,700
Marketing	9,665	15,273	3,063	4,303
Rent	38,050	38,709	12,329	12,877
Selling, general and administrative	40,941	38,889	7,658	9,096
Total costs and expenses	408,517	260,615	154,180	90,173

Income (loss) from operations	1,176,403	(4,957)	599,863	17,548

Other income (expense):
Interest expense	(14,303)	(14,814)	(4,689)	(5,157)
Other income	—	4,600	—	—
Total other income (expense)	(14,303)	(10,214)	(4,689)	(5,157)
Net income (loss) before taxes	1,162,100	(15,171)	595,174	12,391
Income tax	—	—	—	—
Net income (loss)	$1,162,100	$(15,171)	$595,174	$12,391

Basic earnings (loss) per share	$0.00	$(0.00)	$0.00	$0.00

Diluted earnings (loss) per share)	$0.00	$(0.00	$0.00	$0.00

Weighted average number of common shares outstanding:
Basic	804,568,578	739,049,963	830,647,609	746,894,212

Diluted	804,568,578	739,049,963	830,647,609	746,894,212

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

For the Nine Months Ended January 31, 2020 and the Year Ended April 30, 2019

(Unaudited)

	Shares	Amount	Capital in Excess of Par Value	Accumulated Deficit	Total Equity (Deficit)
Balance, April 30, 2018	731,694,210	$731,694	$1,434,328	(3,650,013)	(1,483,991)
Net loss, July 31, 2018	—	—	—	(7,207)	(7,207)
Q1 stock-based compensation	3,937,501	3,938	2,757	—	6,695
Q1 stock issued for purchase	200,000	200	500	—	700
Balance, July 31, 2018	735,831,711	735,832	1,437,585	(3,657,220)	(1,483,803)
Net loss, October 31, 2018	—	—	—	(20,355)	(20,355)
Q2 stock-based compensation	8,262,501	8,262	3,946	—	12,208
Q2 sale of common stock	2,800,000	2,800	2,200	—	5,000
Balance, October 31, 2018	746,894,212	746,894	1,443,731	(3,677,575)	(1,486,950)
Net income, January 31, 2019	—	—	—	12,391	12,391
Q3 stock-based compensation	2,812,500	2,813	562	—	3,375
Balance, January 31, 2019	749,706,712	749,707	1,444,293	(3,665,184)	(1,471,184)
Net income, April 30, 2019	—	—	—	598,051	598,051
Q4 stock-based compensation	2,812,500	2,812	5,063	—	7,875
Balance, April 30, 2019	752,519,212	752,519	1,449,356	(3,067,133)	(865,258)
Net income, July 31, 2019	—	—	—	24,475	24,475
Q1 stock-based compensation	2,812,500	2,813	16,875	—	19,688
Balance, July 31, 2019	755,331,712	755,332	1,466,231	(3,042,658)	(821,095)
Net income, October 31, 2019	—	—	—	542,451	542,451
Q2 stock-based compensation	75,312,500	75,312	842,031	—	917,343
Balance, October 31, 2019	830,644,212	830,644	2,308,262	(2,500,207)	638,699
Net income, January 31, 2020	—	—	—	595,174	595,174
Q3 stock-based compensation	312,500	313	1,187	—	1,500
Balance, January 31, 2020	830,956,712	$830,957	$2,309,449	(1,905,033)	$1,235,373

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	January 31,	January 31,
	2020	2019
Operating activities
Net income (loss)	$1,162,100	$(15,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	232,461	48,744
Changes in non-cash working capital balances
Accounts receivable	6,000	(35,000)
Contracts receivable	15,000	—
Investments from services	(1,410,796)
Accounts payable	—	(235)
Interest payable – related party	12,183
Accrued expenses	(12,742)	(3,426)
Deferred revenue	(15,086)	54,975
Cash provided by (used in) operating activities	(10,880)	49,887
Financing activities
Payments on bank loan	—	(3,743)
Payment on related party note	(4,300)	—
Payments on demand note	—	(7,000)
Proceeds from sale of common stock	—	5,000
Cash used in financing activities	(4,300)	(5,743)
Increase (decrease) in cash and cash equivalents during the period	(15,180)	44,144
Cash and cash equivalents, beginning of the period	19,110	1,655
Cash and cash equivalents, end of the period	$3,930	$45,799
Cash paid for:
Interest	$2,120	$5,461
Income taxes	$—	$—
Supplemental non-cash disclosures
Common stock issued as prepaid compensation	$915,000	$—

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.

Notes To Condensed Consolidated Financial Statements (Unaudited)

Note 1– Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-and three-month periods ended January 31, 2020, are not necessarily indicative of the results that may be expected for the fiscal year ended April 30, 2020. For further information, refer to the audited financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended April 30, 2019.

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, in prior years, the Company sustained losses from its continuing operations and as of January 31, 2020, had negative working capital of $1,095,254 and an accumulated deficit of $1,905,033. In addition, the Company may not be able to meet its obligations as they become due and sustain its operations. The Company believes that its existing cash resources are not sufficient to fund its debt payments and working capital requirements.

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

The Company accepts cash payments and equity payments from its customers for professional service revenue. In instances in which a customer pays all or part of its fee with equity, the company values the equity component at the most current trading price of the equity received. In the nine months ended January 31, 2020, two customers, Deuce Drones LLC and Kingscrowd LLC traded on netcapital.com at $0.35 per unit and $1.80 per unit, respectively. A third customer, Netcapital Systems LLC, is valued based on an arms-length private sale of its units. In the nine-months ended January 31, 2019 there were no instances in which professional services revenues were recorded in exchange for equity. If a customer pays for professional services with equity, and the Company is unable to document a market price for the equity received, no revenue is recorded, and the value of the equity received is recorded at zero dollars.

When a contract with a customer is signed, the Company assesses whether collection of the fees under the arrangement is probable. The Company estimates the amount to reserve for uncollectible amounts based on the aging of the contract balance, current and historical customer trends, and communications with its customers. These reserves are recorded as operating expenses against the contract asset (Accounts Receivable.

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

Remaining Performance Obligations

The Company's subscription terms are typically less than one year. All of the Company’s revenues in the nine-month periods ended January 31, 2020 and 2019, which amounted to $1,593,130 and $281,995, respectively, and all of the Company’s revenues in the three-month periods ended January 31, 2020 and 2019, which amounted to $757,405 and $121,355, respectively, are considered contract revenues. Contract revenue as of January 31, 2020 and April 30, 2019, which has not yet been recognized, amounted to $625 and $15,711, respectively, and is recorded on the balance sheet as deferred revenue. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Note 4 – Earnings (Loss) Per Common Share

Earnings (loss) per common share data was computed as follows:

	Nine Months Ended January 31, 2020	Nine Months Ended January 31, 2019	Three Months Ended January 31, 2020	Three Months Ended January 31, 2019
Net income (loss) attributable to common stockholders – basic	$1,162,100	$(15,171)	$595,174	$12,391
Adjustments to net income (loss)	—	—	—	—
Net income (loss) attributable to common stockholders – diluted	$1,162,100	$(15,171)	$595,174	$12,391

Weighted average common shares outstanding – basic	804,568,578	739,049,963	830,647,609	746,894,212
Effect of dilutive securities	—	—	—	—
Weighted average common shares outstanding – diluted	804,568,578	739,049,963	830,647,609	746,894,212

Earnings (loss) per common share – basic	$0.00	$(0.00)	$0.00	$(0.00)
Earnings (loss) per common share – diluted	$0.00	$(0.00)	$0.00	$(0.00)

For the nine- and three-month periods ended January 31, 2020, the Company had no outstanding securities that were convertible into common stock. For the nine- and three-month periods ended January 31, 2019, the Company excluded 18,000,000 shares of common stock, issuable upon the exercise of outstanding stock options from the calculation of net loss per share because the effect would be anti-dilutive.

Note 5 – Principal Financing Arrangements

The following table summarizes components of debt as of January 31, 2020 and April 30, 2019:

	January 31,	April 30, 2019	Interest Rate
	2020

Secured lender (affiliate)	$1,000,000	$1,000,000	1.25%
Notes payable – related parties	71,800	76,100	0.0 – 8.0%
Demand notes payable	7,860	7,860	0.0%
Loan payable – bank	34,324	34,324	5.5 – 7.0%
Total Debt	$1,113,984	$1,118,284

As of January 31, 2020 and April 30, 2019, the Company owed its principal lender (“Lender”) $1,000,000 under a loan and security agreement (“Loan”) dated April 28, 2011, that was amended on July 26, 2014 and again on October 31, 2017. The Lender is also the largest shareholder of the Company, owning 271,371,454 shares of common stock, or 32.7% of the 830,956,712 shares issued and outstanding, as of January 31, 2020.

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

As of January 31, 2020 and April 30, 2019, the Company’s related-party unsecured notes payable totaled $71,800 and $76,100, respectively. The Company also owes $34,324 as of January 31, 2020 and April 30, 2019 to Chase Bank. Currently, the Company pays no monthly principal payments on the outstanding balance. The Company pays a variable monthly interest expense, which is calculated at a rate of 7.0% per annum at January 31, 2020.

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

Demand notes payable totaled $7,860 at January 31, 2020 and April 30, 2019, and do not bear interest.

Note 6 – Income Taxes

At January 31, 2020 and April 30, 2019, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $1,300,000 expiring in the years of 2020 through 2035. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar State provisions.

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

Due to the availability of a tax loss carryforward to offset any potential tax, for the nine-and three-month periods ended January 31, 2020, and for the three-month period ended January 31, 2019, the Company recorded no income tax expense in either of these periods. Due to the loss for the nine-month period ended January 31, 2019, the Company has recorded no income tax expense in such period. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ended April 30, 2017 through 2019.

Note 7 – Related Party Transactions

The Company’s largest shareholder is also its principal lender. As of January 31, 2020 and April 30, 2019, the Company owed its largest shareholder, under a secured lending agreement, $1,000,000. Under the existing loan agreement, as amended, the maximum amount of the loan is $1,250,000, and the loan matures on October 31, 2020. The largest shareholder of the Company owns 271,371,454 shares of common stock, or 32.7% of the 830,956,712 shares issued and outstanding.

Compensation to officers in the nine-month periods ended January 31, 2020 and 2019 consisted of common stock valued at $145,684 and $77,750, respectively, and cash payments of $62,000 and $90,000, respectively. Compensation to officers in the three-month periods ended January 31, 2020 and 2019 consisted of common stock valued at $77,750 and $3,375 respectively, and cash payments of $0 and $30,000, respectively.

In the nine-month periods ended January 31, 2020 and 2019 the Company remitted cash payments to a related party consultant of $21,000 and $2,200, respectively, and cash payments of $4,800 and $1,200 for the three-month periods ended January 31, 2020 and 2019, respectively. Stock-based compensation to this consultant was recorded at $30,539 and $19,063 for the nine-and three-month period ended January 31, 2020 and $0 for the nine-and three-month periods ended January 31, 2019.

The Company owes related party debt of $71,800 and $76,100 as of January 31, 2020 and April 30, 2019, respectively. The related party debt consists of notes, with annual interest rates of 8%, payable to a company controlled by one of our directors, in the amounts of $56,800 and $61,100 as of January 31, 2020 and April 30, 2019, respectively, and a non-interest bearing note payable to a second director of $15,000 as of January 31, 2020 and April 30, 2019. The Company also owes the second director $16,680 as of January 31, 2020 and April 30, 2019, which is recorded as accounts payable.

Accrued interest payable on related party debt amounted to $36,285 and $24,102 at January 31, 2019 and April 30, 2019, respectively.

Note 8 – Stockholders’ Equity

The Company is authorized to issue 900,000,000 shares of its common stock, par value $0.001. 830,956,712 and 752,519,212 shares were outstanding as of January 31, 2020 and April 30, 2019, respectively.

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

On October 31, 2019, the Company recorded the issuance of 312,500 shares of common stock to its Chief Marketing Officer. The shares were valued at $2,343 and recorded as an expense in the quarter ended October 31, 2019.

On January 31, 2020, the Company recorded the issuance of 312,500 shares of common stock to its Chief Marketing Officer. The shares were valued at $1,500 and recorded as an expense in the quarter ended January 31, 2020.

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

Note 10 – Stock-Based Compensation Plans

The Company entered various consulting agreements to issue common stock and options to purchase common stock and recorded the applicable non-cash expense in accordance with the authoritative guidance of the Financial Accounting Standards Board.

For the nine and three-month periods ended January 31, 2020, the Company recorded $232,461 and $123,930 respectively, in stock-based compensation expense.

For the nine and three-month periods ended January 31, 2019, the Company recorded $48,744 and $12,197 respectively, in stock-based compensation expense.

The components of the stock-based compensation expense are presented in the following table:

	Nine Months	Nine Months	Three Months	Three Months
	Ended January	Ended January	Ended January	Ended January
Stock-based compensation expense	31, 2020	31, 2019	31, 2020	31, 2019
Chief Executive Officer	$69,827	$5,563	$38,125	$1,500
Chief Financial Officer	69,827	5,563	38,125	1,500
Chief Marketing Officer	6,030	1,437	1,500	375
Related party consultant	30,539	—	19,063	—
Sales consultants	—	9,715	—	—
Marketing consultant	25,699	26,466	8,054	8,822
Business consultant	30,539	—	19,063	—
Total stock-based compensation expense	$232,461	$48,744	$123,930	$12,197

At January 31, 2020, the total prepaid stock compensation amounted to $731,769, as follows:

Prepaid stock-based compensation	January 31, 2020
Chief Executive Officer	$243,923
Chief Financial Officer	243,923
Related party consultant	121,962
Business consultant	121,961
Total prepaid stock-based compensation expense	$731,769

As of January 31, 2020, there was $465,555 of current prepaid stock-based compensation expense and $266,214 in non-current prepaid stock compensation expense for services that end on July 31, 2021. For each of the four compensation contracts, compensation expense is recognized on a straight-line basis over the life of the agreement, which is two years. In the event of a termination without cause, the remainder of the prepaid compensation would be expensed immediately.

Note 11 – Deposits and Commitments

The Company utilizes office space in Boston, Massachusetts, under a month-to-month lease agreement that allows the company to end its lease by providing 30-day written notice. The lease agreement includes a deposit of $6,300. Effective May 1, 2019, the Company adopted ASU No. 2016-02 (“ASU 2016-02”), Leases using the modified retrospective transition approach utilizing the effective date as the date of initial application. The adoption of the ASU had no impact on the Company’s financial statements due to the short-term nature of the lease agreement.

Note 12 – Concentrations

For the Nine- and three-month periods ended January 31, 2020, the Company had one customer that constituted 44% and 92% of its revenues, respectively; a second customer that constituted 34% and 0% of its revenues, respectively; and a third customer that constituted 13% and 8% of its revenues, respectively.

For the nine- and three-month periods ended January 31, 2019, the Company had one customer that constituted 74% and 70% of its revenues, respectively.

Note 13 – Investments

During fiscal 2019, the Company entered into a consulting contract with NetCapital Systems LLC (“Netcapital”), which allows the Company to receive up to 1,000 membership interest units of NetCapital in return for consulting services. As of April 30, 2019, the Company had earned 709 membership interest units, and the remaining 291 units can be earned on a straight-line basis over the 14-month period ended June 30, 2020. At January 31, 2020, the Company had earned a total of 877 of the 1,000 units and owns 7.1% of Netcapital.

On January 2, 2020, the Company entered into a consulting contract with Deuce Drones LLC (“Drones”), which allows the Company to receive up to 2,350,000 membership interest units of Drones in return for consulting services. As of January 31, 2020, the Company had earned 2,000,000 membership interest units, and the remaining 350,000 units can be earned in exchange for marketing services over an anticipated period of three months. The Company owns approximately 17% of Drones at January 31, 2020.

In August 2019 the Company entered into a consulting contract with Kingscrowd LLC (“Kingscrowd”), which allowed the Company to receive up to 540,000 membership interest units of Kingscrowd in return for consulting services. All units have been earned. The Company owns approximately 18% of Kingscrowd at January 31, 2020.

The following table summarizes the components of investments as of January 31, 2020 and April 30, 2019:

	January 31, 2020	April 30, 2019

Netcapital	$818,113	$647,317
Deuce Drones	700,000	—
Kingscrowd	540,000	—
Total investments at cost	$2,058,113	$647,317

The above investments do not have a readily determinable fair value, as identified in ASC 321-10-35-2, and all investments are measured at cost less impairment. The Company monitors the investments for any changes in observable prices from orderly transactions. For the nine and three-month periods ended January 31, 2020 and 2019, the Company has not recorded any unrealized gains or losses for the above investments.

Note 14 – Subsequent Events

The Company evaluated subsequent events through the date these financial statements were available to be issued. Effective March 10, 2020, the Company hired a Director of Business Development and as part of her compensation package, she received a grant of 25,000,000 shares of common stock that vest on a monthly basis over a four-year period ending on February 29, 2024.

Pursuant to the standards of ASC 855-10-20, there were no other material subsequent events that required recognition or additional disclosure in these financial statements.

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

Results of Operations

For the Nine Months Ended January 31, 2020 Compared to the Nine Months Ended January 31, 2019

Our revenues for the nine months ended January 31, 2020 increased by $1,311,135, or 465%, to $1,593,130 as compared to $281,995 reported for the nine months ended January 31, 2019. The increase in revenues is attributable to an increase in consulting services, and specifically to two new customers that accounted for 78% of our revenues, or $1,240,000 in the nine months ended January 31, 2020. Given our limited staff we believe our sales efforts are best focused on a handful of large customers, rather than several small customers.

Stock-based compensation expense increased by $183,717, or 377%, to $232,461 for the nine months ended January 31, 2020, as compared to $48,744 reported for the nine months ended January 31, 2019. The increase in expense is due to our decision to compensate our executives primarily with shares of stock, so we can preserve our cash resources.

Consulting fees decreased by $31,600, or 27%, to $87,400 for the nine months ended January 31, 2020, from $119,000 for the nine months ended January 31, 2019. The decrease is primarily attributed to the increase in stock-based compensation, as we have asked our consultants and officers to accept the bulk of their compensation in stock and not in cash.

Selling, general and administrative expenses increased by $2,052, or 5%, to $40,941 for the nine months ended January 31, 2020, from $38,889 for the nine months ended January 31, 2019. The increase is primarily attributed to increased levels of customer service and sales activity.

Interest expense of $14,303 remained approximately the same for the nine-month period ended January 31, 2020, as compared to $14,814 for the nine months ended January 31, 2019. Our debt balances were slightly lower at January 31, 2020 and compared to January 31, 2019.

For the Three Months Ended January 31, 2020 Compared to the Three Months Ended January 31, 2019

Our revenues for the three-months ended January 31, 2020 increased by $636,050, or 524%, to $757,405 as compared to $121,355 reported for the three months ended January 31, 2019. The increase in revenues is attributable to an increase in consulting services, and specifically to a new customer that accounted for 92% of our revenues, or $700,000 in the three months ended January 31, 2020.

Stock-based compensation increased by $111,733, to $123,930 for the three-months ended January 31, 2020 from $12,197 reported in the three-months ended January 31, 2017. The increase in expense is primarily due to the increased number of shares and the higher price per share of our common stock when shares were issued as stock-based compensation in fiscal 2020, as compared to fiscal 2019.

Consulting fees decreased by $44,500 to $7,200 for the three-months ended January 31, 2020 from $51,700 reported in the three-months ended January 31, 2019. The decrease occurred because we made no cash payments to our officers in the three months ended January 31, 2020.

Selling, general and administrative expenses of $7,658 remained approximately the same for the three-month period ended January 31, 2020, as compared expenses of $9,096 for the three months ended January 31, 2019.

Interest expense of $4,689 was slightly lower for the three-month period ended January 31, 2020, as compared to $5,157 for the three months ended January 31, 2019 due to slightly lower debt levels.

Liquidity and Capital Resources

At January 31, 2020, we had cash and cash equivalents of $3,930 and negative working capital of $1,095,254 as compared to cash and cash equivalents of $19,110 and negative working capital of $518,875 at April 30, 2019. The deterioration in our working capital was primarily the result of our $1,000,000 secured related-party note, which matures on October 31, 2020, being classified as a current liability at January 31, 2019.

Net cash used in operating activities amounted to $10,880 in the nine-months ended January 31, 2020, as compared to net cash provided by operating activities of $49,887 in the nine-months ended January 31, 2019. The principal sources of cash from operating activities in the nine-months ended January 31, 2020 was net income of $1,162,100 and stock-based compensation of $232,461, but these sources were offset by an increase in investments of $1,410,796. The principal use of cash from operating activities in the nine-months ended January 31, 2019 was the net loss of $15,171, but it was offset by a non-cash item, stock-based compensation of $48,744.

There was no investing activity in the nine-months ended January 31, 2020 and 2019.

For the nine months ended January 31, 2020, net cash used in financing activities amounted to $4,300, which consisted of principal payments of outstanding related-party debt. For the nine months ended January 31, 2019, net cash used in financing activities amounted to $5,743, which consisted of $10,743 in principal payments of outstanding loans, offset by proceeds from the sale of common stock of $5,000

In the nine months ended January 31, 2020 and 2019, there were no expenditures for capital assets. We do not anticipate any capital expenditures in fiscal 2020.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern. However, we have very limited liquidity. Management anticipates that we will be dependent, for the near future, on additional capital to fund our operating expenses, debt service requirements and anticipated growth, which we intend to achieve through consulting services and the further development of our digital marketing applications. Although we are choosing methods of growth that potentially minimize the use of cash, and we were successful in generating net income for five consecutive quarters, we cannot be assured that we will be able to continue our success until we have secured customers that will provide us with repeat business. Furthermore, the most recent report of our independent registered public accounting firm expresses doubt about our ability to continue as a going concern. Although we have not had to borrow from a related party in fiscal 2020 or in fiscal 2019, in the past, our operating losses have been funded primarily through borrowings from related-party lenders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended January 31, 2020, we issued 312,500 shares of common stock to our Chief Marketing Officer as stock-based compensation.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

101.INSXBRL Instance

101.SCHXBRL Schema

101.CAL XBRL Calculation

101.DEFXBRL Definition

101.LABXBRL Label

101.PREXBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: March 16, 2020	VALUESETTERS, INC.

By: /s/ Cecilia Lenk
Cecilia Lenk
Chairman of the Board and Chief Executive Officer

By: /s/ Coreen Kraysler
Coreen Kraysler
Principal Financial Officer

