Form 10-K
period 2020-04-30
ValueSetters Inc.
filed 2020-08-11
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2020

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

Large accelerated filer 	Accelerated filer 	Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company 

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on October 31, 2019 was $3,291,452.

As of August 10, 2020 the registrant has one class of common equity, and the number of shares outstanding of such common equity was 831,269,212.

Documents Incorporated By Reference: None.

ii

iii

FORWARD-LOOKING STATEMENTS

We caution readers that this Form 10-K contains forward-looking statements as that term is defined in the Exchange Act. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. We hereby qualify all our forward-looking statements by the following cautionary statements. Forward-looking statements are predictions and not guarantees of future performance or events. Forward-looking statements are based on current expectations rather than historical facts and relate to future events or future financial performance. Such statements are based on currently available financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from historical experience and present expectations. Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. Undue reliance should not be placed on forward-looking statements as such statements speak only as of the date on which they are made. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are set forth below and in various places in this Form 10-K, including under the headings Item 1. “Business” and Item 1A. “Risk Factors” in this Form 10-K. These factors include:

∙	our future capital needs and our ability to obtain financing;

∙	anticipated and unanticipated trends and conditions in our industry, including the impact of recent or future regulatory environment;

∙	recent and future economic conditions, including turmoil in the financial and credit markets;

∙	the effectiveness of our marketing to maintain existing and attract new customers;

∙	our ability to contain costs;

∙	our ability to predict consumer preferences and changes in trends, technology and consumer acceptance of both new designs and newly introduced products;

∙	changes in the costs of labor and advertising;

∙	our ability to carry out our business strategies;

∙	the level of consumer investing in private equity markets;

∙	our ability to attract early-stage companies to sell private equity securities;

∙	general economic conditions; and

∙	other factors set forth in this Form 10-K.

You are cautioned that all forward-looking statements involve risks and uncertainties. We undertake no obligation to amend this Form 10-K or revise publicly these forward-looking statements (other than pursuant to reporting obligations imposed on registrants pursuant to applicable federal securities laws) to reflect subsequent events or circumstances.

ITEM 1.	BUSINESS.

Overview

We are a boutique advisory firm, based in Boston, Massachusetts. Our team of experts, including entrepreneurs, angel investors, industry specialists and digital marketing professionals work with companies at all stages to provide assistance with capital raising, strategy, technology consulting, digital marketing, economic development and logistics technology.

We specialize in Regulation Crowdfunding (“Reg CF”), under the provisions of Title III of the JOBS Act of 2012. We believe that new capital raising techniques, such as Reg CF, democratize capital raising, similar to the way that social networks democratize broadcast mechanisms that once belonged only to traditional media. Reg CF is one of three securities exemptions that enable online capital formation. Reg D 506(c) allows an unlimited amount of money to be raised from accredited investors. Reg A+ enables an issuer to raise up to $50 million online from anyone. Reg CF, the smallest of the crowdfunding exemptions, allows issuers to raise up to $1.07 million from non-accredited investors every 12 months.

In March 2020, the Securities and Exchange Commission (the "SEC") proposed meaningful changes to multiple securities exemptions in an effort to provide critical capital needed for emerging companies, from early-stage start-ups seeking seed capital, to companies that are pursuing a course to become a public reporting company. The new proposal intends to create a more rational framework to enhance an entrepreneur's access to capital while preserving important investor protections.

The new regulations, which we anticipate will be implemented before the end of the year, are designed to:

·	address, in one broadly applicable rule, the ability of issuers to move from one exemption to another, and ultimately to a registered offering, providing more certainty to issuers raising capital;
·	increase the offering limits for Regulation A, Regulation CF, and Rule 504 offerings, and revise certain individual investment limits based on the SEC’s experience with the rules, marketplace practices, capital raising trends, and comments received;
·	provide greater certainty to issuers and protection to investors by setting clear and consistent rules governing offering communications between investors and issuers, including permitting certain “demo day” activity without running afoul of the prohibition on general solicitation; and
·	harmonize certain disclosure and eligibility requirements and bad actor disqualification provisions to reduce differences between exemptions, while preserving or enhancing investor protections.

The SEC proposed revisions to the offering and investment limits, which we believe will have a positive impact on our business. For Reg CF, the new rules include:

·	raising the offering limit in Reg CF from $1.07 million to $5 million;
·	amending the investment limits for investors in Reg CF offerings by:
o	not applying any investment limits to accredited investors; and
o	revising the calculation method for investment limits for non-accredited investors to allow them to rely on the greater of their annual income or net worth when calculating the limit on how much they can invest.

Reg CF will also benefit from “Testing the Waters” a rule currently utilized under Reg A+, that enables issuers to measure investor demand before spending tens of thousands of dollars on an actual offering. Special Purpose Vehicles (or SPVs) may now be included in Reg CF offers and this inclusion is designed to improve the viability of the exemption while providing greater investor protection.

We believe these actions by the SEC will enhance the value of funding portals and strengthen the online capital raising process in private equity. Consequently, we have negotiated a transaction to acquire an additional interest in our Netcapital investment. Netcapital operates a Title III JOBS Act funding portal, and as of today is one of only a few dozen FINRA approved Reg CF portals. Although we have a verbal agreement, it is possible that the transaction will not occur.  Increasing our ownership in online businesses with private equity platforms is a significant component of our business strategy.

For the past three years we have provided consulting services to Netcapital. In addition to the services we provided to Netcapital, we provide consulting services to some of our clients that utilize the Netcapital website to raise money from non-accredited and accredited investors. We believe we have been successful in providing advice and digital marketing services to our clients, who are allowed to advertise their fundraising, in conjunction with advertising provisions contained in the JOBS Act. During fiscal 2020, many high-tech firms have become our clients, including Kingscrowd LLC, Deuce Drone LLC and Watch Party LLC. These companies have contributed to our growth this fiscal year and we own minority positions in them.

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

When the operations failed to generate enough revenue to sustain its business, we terminated operations and looked to invest in another business. In order to take advantage of the increasing game activities on the Internet, on November 23, 2010, we signed a contract to purchase all the assets of NetGames.com, a company that owned several websites and operated a small Internet-based chess game known as Chess.net. In conjunction with the purchase of this website, Vaxstar LLC became the largest owner of our company. Vaxstar LLC also provided a working capital facility to the Company and is our senior secured lender.

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

In addition to the equity stakes we have earned, our consulting business has generated the bulk of our revenues in fiscal 2020.

Competition

We compete with a number of public and private companies that provide assistance with capital raising, strategy, technology consulting, digital marketing, economic development and logistics technology. Most of our competitors have significant financial resources and occupy entrenched positions in the market with name-brand recognition. The majority of our capital raising and digital marketing business is on the Internet.

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

We face significant competition in every aspect of our business, including from companies that facilitate online capital formation and the sharing of content and information, companies that enable marketers to display advertising, companies that distribute video and other forms of media content, and companies that provide development platforms for applications developers. We compete to attract, engage, and retain customers, to attract and retain marketers, and to attract and retain developers to build compelling applications that integrate with our products.

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

Major Customers

In the year ended April 30, 2020, one customer constituted 47% of our revenues, a second customer constituted 31% of our revenues and a third customer accounted for 13% of our revenues. In the year ended April 30, 2019, one customer constituted 65% of our revenues and a second customer constituted 23% of our revenues.

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

We make available free of charge through our corporate website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports through a link to the EDGAR database as soon as reasonably practicable after we electronically file such material with, or furnish such material to the SEC.  You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1.800.SEC.0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including all of our filings.

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

We were incorporated in the State of Utah in April 1984. We have limited revenues to date and limited financial resources. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will maintain profitability.

Major health epidemics, such as the outbreak caused by a coronavirus (COVID-19), and other outbreaks or unforeseen or catastrophic events could continue to disrupt and adversely affect our operations, financial condition, and business.

The United States and other countries have experienced and may experience in the future, major health epidemics related to viruses, other pathogens, and other unforeseen or catastrophic events, including natural disasters, extreme weather events, power loss, acts of war, and terrorist attacks. For example, there was an outbreak of COVID-19, a novel virus, which has spread to the United States and other countries and declared a global pandemic. The global spread of COVID-19 has created significant volatility and uncertainty in financial markets. There is significant uncertainty relating to the potential impact of COVID-19 on our business. The extent to which COVID-19 impacts our current business plans and our ability to obtain future financing, as well as our results of operations and financial condition, generally, will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken by governments and private businesses to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 continue for an extensive period of time, our business, results of operations, and financial condition may be materially adversely affected.

Our auditor has expressed substantial doubt as to our ability to continue as a going concern.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. At April 30, 2020, we had accumulated losses of $2,642,282. We expect we may incur further losses in the development of our business, all of which casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of our company or from our largest shareholder. There are no current arrangements in place for equity funding and our largest shareholder may not be able to provide us with enough working capital via short-term loans. If we cannot generate sufficient revenues from our services or seek additional funding we may have to delay the implementation of our business plan.

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

The Company’s management has evaluated the effectiveness of its internal control over financial reporting as of April 30, 2020 based on the criteria established in a report entitled “2013 - Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of April 30, 2020 and continues to be ineffective as of today, and identified the following material weaknesses:

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

To help compensate for the lack of full-time employees, the Company also uses outside consultants. We have accounting consultants, acquisition consultants, and sales and marketing consultants for project purposes on a part time basis; three advisors assist us with project evaluations and business development, information and research, technical writing and presentation. At the present time the Company has employment agreements that expire on July 31, 2021 with our Chief Executive Officer and Chief Financial Officer and does not maintain any life insurance policies.

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

As of April 30, 2020, the principal component of our total debt payable amounted to $1,057,184. Subsequent to April 30, 2020, we borrowed an additional $2,385,800. Our level of debt could have significant consequences to our shareholders, including the following:

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

We owe related parties $1,065,315 in accounts and notes payable as of April 30, 2020. We owe our secured lender, Vaxstar LLC (the “Lender”), who is also our largest shareholder, $1,000,000 at April 30, 2020. Our Lender holds a term note bearing interest at an annual rate of 1.25%. We have not paid interest on the note and it accrues each month. We have a loan and security agreement (the “Loan”) with the Lender for a maximum amount of $1,250,000. The maturity date of our loan from the Lender is October 31, 2020.

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

Fiscal Quarter ended	High Price	Low Price
1st Quarter – May – July 2018	$0.0050	$0.0012
2nd Quarter – August – October 2018	$0.0017	$0.0011
3rd Quarter – November 2018 – January 2019	$0.0038	$0.0010
4th Quarter – February – April 2019	$0.0052	$0.0017
1st Quarter – May – July 2019	$0.0092	$0.0022
2nd Quarter – August – October 2019	$0.0165	$0.0041
3rd Quarter – November 2019 – January 2020	$0.0165	$0.0041
4th Quarter – February – April 2020	$0.0079	$0.0021

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

We specialize in Reg CF offerings, under the provisions of Title III of the JOBS Act of 2012. We believe that new capital raising techniques, such as Reg CF, democratize capital raising, similar to the way that social networks democratize broadcast mechanisms that once belonged only to traditional media. Reg CF is one of three securities exemptions that enable online capital formation. Reg D 506(c) allows an unlimited amount of money to be raised from accredited investors. Reg A+ enables an issuer to raise up to $50 million online from anyone. Reg CF, the smallest of the crowdfunding exemptions, allows issuers to raise up to $1.07 million from non-accredited investors every 12 months.

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

Results of Operations

Fiscal Year 2020 Compared to Fiscal Year 2019

Our revenues for fiscal 2020 increased by $739,946, or 73%, to $1,753,558 as compared to $1,013,612 reported for fiscal 2019. The increase in revenues is attributable to our consulting services. We have expanded our consulting business, which concentrates on providing assistance with capital raising, strategy, technology consulting and marketing.

Our costs of revenues decreased by $14,093, or 56%, to $11,105 in fiscal 2020, from $25,198 in fiscal 2019. These costs primarily represent cloud-based fees that we pay to perform services for our customers.

Stock-based compensation increased by $291,099, or 447%, to $356,252 for fiscal 2020 from $65,153 reported in the prior fiscal year. The increase is primarily attributable to higher values of the price per share of our common stock in fiscal 2020, as compared to fiscal 2019. In addition, a related party consultant and an outside consultant received stock-based compensation in fiscal 2020, but not in fiscal 2019.

Consulting expense decreased by $65,700, or 39%, to $102,600 for fiscal 2020 from $168,300 reported in the prior fiscal year. The decrease is primarily attributable to the compensation for our Chief Marketing Officer.

Our other operating costs in fiscal 2020, including rent, marketing bad debt and general and administrative costs, costs for rent plus general and administrative expenses remained basically the same, increasing by $5,851, or 4.5%, to $136,379 as compared to $130,528 in fiscal 2019.

As a result of the above noted activity, our operating income increased by $522,789, or 84%, in fiscal 2020 to $1,147,222, as compared to $624,433 in fiscal 2019.

Interest expense decreased by $529 to $18,879 for the year ended April 30, 2020, as compared to $19,408 for the prior fiscal year. Our debt balances decreased slightly in fiscal 2020 due to $4,300 in principal payments during the year, which created the small decrease in interest expense.

In fiscal 2020 we incurred a loss on the sale of investments of $527,540. We sold equity we had earned in one of our consulting engagements primarily to take advantage of a realized loss for tax purposes. No realized gains or losses were recognized in fiscal 2019.

Impairment losses increased by $162,952, or 708%, to $185,952 for fiscal 2020 from $23,000 reported in the prior fiscal year. In both years we recognized an impairment loss related to a specific investment that we own. We monitor all our assets for any changes in observable prices from orderly transactions and we record an impairment expense when appropriate.

Liquidity and Capital Resources

At April 30, 2020, we had cash and cash equivalents of $11,206 and negative working capital of $1,057,581 as compared to cash and cash equivalents of $19,110 and negative working capital of $518,875 at April 30, 2019.

Net cash used in operating activities amounted to $3,604 in fiscal 2020, as compared to net cash provided by operating activities of $30,558 in fiscal 2019. The principal source of cash from operating activities was net income of $424,851, adjusted by stock-based compensation of $356,252, a loss on the sale of investments of $527,540 and asset impairment of $185,952. These sources of cash from operating activities were offset by investments of $1,538,980 as a result of contract revenue with major customers.

In fiscal 2019, The principal source of cash from operating activities was net income of $582,880, adjusted by stock-based compensation of $65,153, a bad debt allowance of $6,750 and asset impairment of $23,000. These sources of cash from operating activities, which included an increase in investments of $647,317 as a result of contract revenue with a major customer, NetCapital Systems LLC, were partially offset by changes in assets and liabilities that used cash in the amount of $647,225.

There was no investing activity in fiscal 2020 or in fiscal 2019.

Net cash used in financial activities in fiscal 2020 consisted of principal payments on a related party note totaling $4,300. Net cash used in financing activities in fiscal 2019 consisted of payments on demand notes of $14,940 and on a bank line of credit of $3,163. These uses of cash were offset by a private placement of common stock that amounted to $5,000.

In fiscal 2020 and 2019, there were no expenditures for capital assets. We do not anticipate any capital expenditures in the next fiscal year.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern. However, we have a substantial amount of debt and we have very limited liquidity. Management anticipates that we will be dependent, for the near future, on additional capital to fund our operating expenses and anticipated growth, which we intend to achieve through consulting services, acquisitions and the further development of game applications. Furthermore, the report of our independent registered public accounting firm expresses doubt about our ability to continue as a going concern.

Our required debt payments for a bank loan, which has a balance of $34,324 at April 30, 2020, have been temporarily suspended because of our limited cash flow. We do continue to pay interest every month, at an interest rate that is approximately 5.5% per annum. We have not paid principal or interest on our secured related-party debt, although we did retire $61,000 in unsecured related party debt by selling investments that we held to the related party. We believe our related-party creditors will not demand payment of our current liabilities to them, in the near future, although each lender may have a change in circumstances and demand payment. Our $1,000,000 secured related party term loan is due on October 31, 2020, and we need to renegotiate the loan. Any demand for payment from a related party will have an adverse impact on our ability to achieve our longer-term business objectives and will adversely affect our ability to continue operating as a going concern.

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

Allowance for Doubtful Accounts

For subscribers to our games website, in fiscal 2020 and 2019, we do not maintain allowances for doubtful accounts for estimated losses that result from the inability or unwillingness of our customers to make required payments. We have not carried any accounts receivable in either fiscal year, as we have required our customers to make a non-refundable prepayment for our services.

In order to record the Company’s accounts receivable at their net realizable value, the Company must assess their collectibility.  A considerable amount of judgment is required in order to make this assessment, including an analysis of historical bad debts and other adjustments, a review of the aging of the Company’s receivables, and the current creditworthiness of the Company’s customers.  Generally, when a customer account reaches a certain level of delinquency, the Company provides an allowance for the related amount receivable from the customer.  The Company writes off the accounts receivable balance from a customer and the related allowance established when it believes it has exhausted all reasonable collection efforts. Accounts receivable of $0 and $6,000 were recorded at April 30, 2020 and 2019, respectively, and an allowance for doubtful accounts of $0 and $6,750 were recorded at April 30, 2020 and 2019, respectively.

Impairment of Long-Lived Assets

Financial Accounting Standards Board (“FASB”) authoritative guidance requires that certain assets be reviewed for impairment and, if impaired, remeasured at fair value whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment loss estimates are primarily based upon management’s analysis and review of the carrying value of long-lived assets at each balance sheet date, utilizing an undiscounted future cash flow calculation. We recognized an impairment loss of $185,952 and $23,000, in the fiscal 2020 and 2019, respectively, as we concluded the carrying amount of the equity that we owned in an early-stage company was not recoverable and we wrote down the value of our investment.

Income Taxes

We estimate the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined that such assets will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carry-forward will be used, the related valuation allowance on such assets is reversed. Based upon several profitable quarters over the past two years, and our ability to generate operating income of $1,147,222 and $624,433 in fiscal 2020 and 2019, respectively, and taxable income in both fiscal years, we have reversed the valuation allowance from April 30, 2019 and recorded a current deferred tax asset of $180,000 as of April 30, 2020. The primary element that impacts the asset calculation relates to operating losses that were generated in the years before our current management team was hired.

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

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer (the “PEO”) and Chief Financial Officer (the “PFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of April 30, 2020. That evaluation revealed the two material weaknesses identified below (under (b) Management’s Assessment of Internal Control over Financial Reporting).  Based on that evaluation, the PEO and the PFO concluded that, as of April 30, 2020, such controls and procedures were not effective.

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

Under the supervision and with the participation of management, including the PEO and the PFO, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of April 30, 2020, based on the criteria established in a report entitled “2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of April 30, 2020, and identified the following material weaknesses:

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at July 29, 2020.

Our executive officers and directors are as follows:

			Officer or
Name	Age	Position	Director Since

Cecilia Lenk	65	Chairman of the Board and Chief Executive Officer	July 2017

Thomas H Carmody	73	Director	August 2010

Avi Liss	40	Secretary and Director	August 2010

Steven Geary	52	Director	June 2006

Coreen Kraysler	56	Chief Financial Officer	September 2017

Kathy Kraysler	51	Chief Marketing Officer	May 2018

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

During the past five years, she has served as the Director of Marketing Operations and Director of Demand Generation, NewStore, Inc., a Senior Digital Marketing Manager at TandemSeven, and a Research and Analytics Manager at PayPal Holdings, Inc.

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

Board Meetings and Committees; Management Matters

Our board of directors took actions on one occasion during the fiscal year ended April 30, 2020. No fees are paid to directors for attendance at meetings or for agreeing to a unanimous consent or the board of directors.

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

Item 11.  Executive Compensation.

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to Cecilia Lenk, our Chief Executive Officer, Coreen Kraysler, our Chief Financial Officer and Kathryn Kraysler our Chief Marketing Officer (collectively, the “Named Executives”).  We have no other executive officers.

Summary Executive Compensation Table

						Non-equity	Change in pension value and nonqualified
Name						incentive	deferred
and				Stock	Option	plan	compensation	All other
principal		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
position	Year	($)	($)	($)(1)	($)	($)	($)	($)	($)

Cecilia	2020	0	5,000	112,035	0	0	0	0	117,035
Lenk, CEO	2019	0	7,000	9,063	0	0	0	0	16,063

Coreen	2020	0	15,000	112,035	0	0	0	0	127,035
Kraysler, CFO	2019	0	7,000	9,063	0	0	0	0	16,063

Kathryn	2020	52,000	0	7,061	0	0	0	0	59,061
Kraysler, CMO	2019	120,000	0	2,313	0	0	0	0	122,313

(1) Represents the dollar amount of vested equity awards during the fiscal year.

We have no retirement, pension, profit sharing, stock option or insurance programs or other similar programs.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards at April 30, 2020.

Stock Option Grants

There were no stock option grants or exercises in fiscal 2020 for Named Executives.

Compensation of Directors

We currently do not compensate our directors for their services as directors.

Employment Agreements

We currently have an employment agreement in place with our Chief Executive Officer and our Chief Financial Officer. The agreements expire on July 31, 2021 and are incorporated by reference to Exhibit 10.1 and Exhibit 10.2 to our Quarterly Report for the quarterly period ended July 31, 2019.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of July 29, 2020 by:

●	each person whom we know beneficially owns more than 5% of any class of equity security;
●	each of our directors individually;
●	each of our named executive officers individually; and
●	all of our current directors and executive officers as a group.

Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock. Shares of common stock that an individual or group has the right to acquire within 60 days of July 29, 2020, pursuant to the exercise of options or restricted stock are, deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but are not deemed outstanding for the purpose of calculating the percentage owned by any other person listed.

Name and Address	Amount of Shares and Nature
of Beneficial Owner (1)	of Beneficial Ownership	Percent of Class*
Vaxstar LLC	271,371,454	32.6%
Cecilia Lenk (3)	45,000,000	5.4%
Coreen Kraysler	45,000,000	5.4%
Steven Geary (3)	20,600,000	2.5%
Tom Carmody (3)	5,000,000	**%
Avi Liss (2,3)	2,000,000	**%
Kathryn Kraysler (4)	2,812,500	**%
Officers and Directors as a group (6 persons)	120,412,500	14.4%

_________________

* Based on 831,269,212 shares of common stock outstanding as of July 29, 2020. ** Less than 1%
(1)	Unless otherwise noted, the business address of each member of our Board of Directors is c/o Valuesetters Inc. 745 Atlantic Avenue, Boston Massachusetts 02111
(2)	Mr. Liss is our Secretary.
(3) (4)	Such individual is a current member of the Board of Directors. Includes 1,250,000 shares that vest within 60 days of July 29, 2020.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Our largest shareholder, Vaxstar LLC, is also our working capital lender. As of April 30, 2020, we owe our largest shareholder $1,000,000, under a term note agreement that bears interest at an annual rate of 1.25%. We have not made any principal or interest payments to our working capital lender. Unpaid interest has been accrued and added to the note. Our Chief Executive Officer, Cecilia Lenk, is also the Chief executive Officer of Vaxstar LLC.

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

We owe Steven Geary, a director, $31,680 as of April 30, 2020. This obligation is not interest bearing. $16,680 is recorded as a related party trade accounts payable and $15,000 as a related party note payable. We have no signed agreements for the indebtedness to Mr. Geary.

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

	Fiscal 2020	Fiscal 2019
Audit fees	$21,000	$17,700
Audit related fees
Tax fees
All other fees
Total	$21,000	$17,700

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

Date: August 10, 2020	VALUESETTERS, INC.

By: /s/ Cecilia Lenk
Cecilia Lenk
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Coreen Kraysler
Coreen Kraysler
Chief Financial Officer
(Principal Financial Officer)

/s/ Avi Liss	Secretary and Director	August 10, 2020
Avi Liss

/s/ Thomas Carmody	Director	August 10, 2019
Thomas Carmody

/s/ Steven Geary	Director	August 10, 2019
Steven Geary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Valuesetters, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Valuesetters, Inc. (“the Company”) as of April 30, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended April 30, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a significant accumulated deficit, has negative working capital, and its ability to make future debt repayments is uncertain. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company’s auditor since 2017. Spokane, Washington
August 10, 2020

VALUESETTERS, INC.

Consolidated Balance Sheets

	April 30, 2020	April 30, 2019

Assets
Current assets:
Cash and cash equivalents	$11,206	$19,110
Accounts receivable, net of allowance for doubtful accounts of $0 in 2020 and $6,750 in 2019	—	6,000
Contract assets	—	15,000
Deferred income tax asset	180,000	—
Prepaid expenses	465,555	25,699
Total current assets	656,761	65,809
Deposits	6,300	6,300
Non-current prepaid expenses	143,455	—
Investments at cost	1,406,982	647,317
Total assets	$2,213,498	$719,426

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable
Trade	$278,752	$278,752
Related party	16,680	16,680
Accrued expenses	149,835	131,155
Deferred revenue - current	656	15,711
Notes payable – related parties	15,000	76,100
Secured noted payable to related party	1,000,000	—
Loan payable – bank	34,324	34,324
Interest payable – related party	31,235	24,102
Demand notes payable	7,860	7,860
Total current liabilities	1,534,342	584,684

Long-term secured note payable to related party	—	1,000,000
	1,534,342	1,584,684

Commitments and Contingencies	—	—

Stockholders’ equity (deficit):
Common stock, $.001 par value; 900,000,000 shares authorized, 831,269,212 and 752,519,212 shares issued and outstanding in 2020 and 2019, respectively	831,269	752,519
Capital in excess of par value	2,310,169	1,449,356
Accumulated deficit	(2,462,282)	(3,067,133)
Total stockholders’ equity (deficit)	679,156	(865,258)
Total liabilities and stockholders’ equity (deficit)	$2,213,498	$719,426

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.

Consolidated Statements of Operations

	Years Ended April 30,
	2020	2019

Revenues	$1,753,558	$1,013,612
Costs of revenues	11,105	25,198
Gross profit	1,742,453	988,414

Cost and expenses:
Consulting fees	102,600	168,300
Marketing	12,863	18,518
Rent	50,769	51,038
Bad debt provision	—	6,750
General and administrative	72,747	54,222
Stock-based compensation	356,252	65,153

Total costs and expenses	595,231	363,981

Income from operations	1,147,222	624,433
Other income (expense)
Interest expense	(18,879)	(19,408)
Realized loss on sale of investments	(527,540)	—
Impairment loss	(185,952)	(23,000)
Other income	10,000	4,600
Total other income (expense)	(722,371)	(37,808)
Net income before taxes	424,851	586,625
Net income tax (expense) benefit
Income taxes	(129,000)	(3,745)
Change in deferred tax assets	309,000	—
Net income tax (expense) benefit	180,000	(3,745)
Net income	$604,851	$582,880

Basic and diluted earnings per share	$0.00	$0.00
Basic and diluted Weighted average number of shares outstanding	804,568,578	741,721,963

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.

Consolidated Statements of Stockholders' Equity (Deficit)

For the years ended April 30, 2020 and 2019

Capital in
		Excess of	Accumulated	Total
Shares	Amount	Par Value	Deficit	Equity (Deficit)

Balance, April 30, 2018	731,694,210	$731,694	$1,434,328	$(3,650,013)	$(1,483,991)
Net loss, July 31, 2018	—	—	—	(7,207)	(7,207)
Q1 stock-based compensation	3,937,501	3,938	2,757	—	6,695
Q1 stock issued for purchase	200,000	200	500	—	700
Balance, July 31, 2018	735,831,711	735,832	1,437,585	(3,657,220)	(1,483,803)
Net loss, October 31, 2018	—	—	—	(20,355)	(20,355)
Q2 stock-based compensation	8,262,501	8,262	3,946	—	12,208
Q2 sale of common stock	2,800,000	2,800	2,200	—	5,000
Balance, October 31, 2018	746,894,212	746,894	1,443,731	(3,677,575)	(1,486,950)
Net income, January 31, 2019	—	—	—	12,391	12,391
Q3 stock-based compensation	2,812,500	2,813	562	—	3,375
Balance, January 31, 2019	749,706,712	749,707	1,444,293	(3,665,184)	(1,471,184)
Net income, April 30, 2019	—	—	—	598,051	598,051
Q4 stock-based compensation	2,812,500	2,812	5,063	—	7,875
Balance, April 30, 2019	752,519,212	752,519	1,449,356	(3,067,133)	(865,258)
Net income, July 31, 2019	—	—	—	24,475	24,475
Q1 stock-based compensation	2,812,500	2,813	16,875	—	19,688
Balance, July 31, 2019	755,331,712	755,332	1,466,231	(3,042,658)	(821,095)
Net income, October 31, 2019	—	—	—	542,451	542,451
Q2 stock-based compensation	75,312,500	75,312	842,031	—	917,343
Balance, October 31, 2019	830,644,212	830,644	2,308,262	(2,500,207)	638,699
Net income, January 31, 2020	—	—	—	595,174	595,174
Q3 stock-based compensation	312,500	313	1,187	—	1,500
Balance, January 31, 2020	830,956,712	830,957	2,309,449	(1,905,033)	1,235,373
Net loss, April 30, 2020	—	—	—	(5577,249)	(557,249)
Q4 stock-based compensation	312,500	312	720	—	1,032
Balance, April 30, 2020	831,269,212	$831,269	$2,310,169	$(2,462,282)	$679,156

See Accompanying Notes to the Financial Statements

VALUESETTERS, INC.

Consolidated Statements of Cash Flows

	Year	Year
	Ended	Ended
	April 30,	April 30,
	2020	2019
Operating activities
Net income	$604,851	$582,880
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	356,252	65,153
Depreciation	—	—
Impairment of assets	185,952	23,000
Realized loss on sale of investment	527,540	—
Changes in deferred assets	(180,000)
Provision for bad debts	—	6,750
Changes in non-cash working capital balances:
Accounts receivable	6,000	(6,000)
Investments	(1,538,980)	(647,317)
Contract receivable	15,000	(280,683)
Other assets	—	—
Accounts payable	—	(235)
Interest payable – related party	16,156	16,112
Accrued expenses	18,680	(9,611)
Deferred revenue	(15,055)	280,509
Cash provided by (used in) operating activities	(3,604)	30,558
Financing activities
Payments on bank loan	—	(3,163)
Payment on demand note	—	(14,940)
Payment on related party notes	(4,300)	—
Proceeds from sale of common stock	—	5,000
Cash used in financing activities	(4,300)	(13,103)
Increase (decrease) in cash and cash equivalents during the period	(7,904)	17,455
Cash and cash equivalents, beginning of the period	19,110	1,655
Cash and cash equivalents, end of the period	$11,206	$19,110
Cash paid for:
Interest	$2,723	$6,125
Income taxes	$—	$—

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

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with ASC 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible. Based upon several profitable quarters over the past two years, and the Company's ability to generate operating income of $1,147,222 and $624,433 in fiscal 2020 and 2019, respectively, and taxable income in both fiscal years, the Company recorded a current deferred tax asset of $180,000 as of April 30, 2020, and reduced the valuation allowance to zero dollars, as it is more likely than not that the deferred tax asset will be realized.

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

Remaining Performance Obligations

The Company's subscription terms are typically less than one year. All of the Company’s revenues in the years ended April 30, 2020 and 2019, which amounted to $1,753,558 and $1,013,612, respectively, are considered contract revenues. Contract revenue as of April 30, 2020 and 2019, which has not yet been recognized, amounted to $656 and $15,711, respectively, and is recorded on the balance sheet as deferred revenue. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Costs of Services

Costs of services consist of direct costs that we pay to third parties in order to provide the services that generate revenue.

Earnings Per Share

Earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. To the extent that stock options and convertible debt are anti-dilutive, they are excluded from the calculation of diluted earnings per share. As of April 30, 2019, the Company had stock options outstanding to purchase 18,000,000 shares of common stock at $0.03 per share, which were not considered in the earnings per share calculation because of their anti-dilutive effect. See Note 9. The options expired on May 7, 2019 and no options were outstanding as of April 30, 2020.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents during fiscal 2020 and 2019. The Company uses one financial institution for its cash balances and on occasion maintains cash balances that exceed federally insured limits.

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

In June 2018, the FASB issued ASU 2018-07, Improvement to Nonemployee Share-based Payment Accounting, which simplifies the accounting for share-based payments. The company elected early adoption of this ASU, using the modified retrospective approach, so that all stock compensation to employees and nonemployees is treated under the same guidance as in ASC 718. No outstanding stock option grants were required to be revalued upon the adoption of this ASU.

Advertising Expenses

Advertising and marketing expenses are recorded separately in the Statements of Operations and are expensed as incurred.

Investments

Investments are accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company holds three investments that are recorded on its balance sheet. The Company owns 2,350,000 membership interest units of Deuce Drone LLC, at a cost of $0.35 per unit, for a total value of $822,500. The Company owns 300,000 membership interest units of Kingscrowd LLC, at a cost of $1.80 per unit, for a total value of $540,000. The Company owns 488 membership interest units of Netcapital Systems LLC, at cost minus impairment of $91.15 per unit, for a total value of $44,482.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimate relates to investments and the accruals for income tax valuation allowance. On a continual basis, management reviews its estimates, utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

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

Debt

At April 30, 2020 and 2019, the Company’s secured debt was carried at its face value plus accrued interest. Based on the financial condition of the Company, it is impracticable for the Company to estimate the fair value of its debt.

The Company has no instruments with significant off balance sheet risk.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments-Credit Losses.  The new guidance provides better representation about expected credit losses on financial instruments. This update requires the use of a methodology that reflects expected losses and requires consideration of a broader range of reasonable and supportive information to inform credit loss estimates.  This ASU is effective for reporting periods beginning after December 15, 2022, with early adoption permitted.  The company is studying the impact of adopting the ASU in fiscal year 2023, and what effect it could have. The Company believes the accounting change would not have a material effect on the financial statements.

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

In August 2018, the FASB issued 2018-15, Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40), which reduces complexity for the accounting for costs of implementing a cloud computing service arrangement. The amendment is effective for public companies with fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the impact of this pronouncement to its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Improvement to Nonemployee Share-based Payment Accounting, which simplifies the accounting for share-based payments. The company elected early adoption of this ASU, using the modified retrospective approach, so that all stock compensation to employees and nonemployees is treated under the same guidance as in ASC 718.

In December 2019, the FASB issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for us in the first quarter of 2021 on a prospective basis, and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

2.	Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company had negative working capital of $1,057,581 as of April 30, 2020. In addition, the Company is not certain how the COVID-19 pandemic will impact its future operations. Furthermore, the Company may not be able to meet its obligations as they become due. Although the Company borrowed an aggregate of $2,385,800 in May and June of 2020 from the U.S. Small Business Administration, and believes it may have the cash resources to fund its continuing operations, it may not be able to generate the cash flow it needs to make debt and interest payments, including a principal payment of $1,000,000 that is due on October 31, 2020 to a related party. Accordingly, the management of the Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date of these financial statements.

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

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company’s ability to meet its financing requirements on a continuing basis, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in its existence. Management’s plans include:

1.	Seek to merge its business operations with some of the revenue-generating early-stage companies that it has incubated. The Company already owns a portion of more than a dozen companies, and believes that the combination of some of those entities with ValueSetters will provide an efficient use of fixed overhead and create additional cash flow from operations.

2.	Continue to look for software niches and digital products that can be sold via an Internet-based store.

3.	Continue to provide consulting services and continue to charge both a cash fee and an equity-based fee, when possible, in exchange for these services.

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

3. Debt

The following table summarizes components debt as of April 30, 2020 and 2019:

	2020	2019	Interest Rate

Secured lender (affiliate)	$1,000,000	$1,000,000	1.25%
Notes payable – related parties	15,000	76,100	0.0%
Demand notes payable	7,860	7,860	0.0 – 10.0%
Loan payable – bank	34,324	34,324	5.5%
Total Debt	$1,057,184	$1,118,284

As of April 30, 2020 and 2019, the Company owed its principal lender (“Lender”) $1,000,000 under a loan and security agreement (“Loan”) dated April 28, 2011, that was amended on July 26, 2014 and again on October 31, 2017. The Lender is also the largest shareholder of the Company, owning 271,371,454 shares of common stock, or 32.6% of the 831,269,212 shares issued and outstanding, as of April 30, 2020.

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

As of April 30, 2020 and 2019, the Company’s related-party unsecured notes payable totaled $15,000 and $76,100, respectively. The Company also owes $34,324 as of April 30, 2020 and 2019 to Chase Bank. For the loan from Chase Bank, the Company pays interest only on a monthly basis, which is calculated at a rate of 5.5% per annum.

The debt to Chase Bank had been personally guaranteed by a former Chief Executive Officer and Chairman of the Board (the “Former CEO”). The Former CEO sold shares of the Company to a third-party, and in addition to payments to the Former CEO, the contract of sale required the third-party make monthly payments to Chase Bank to pay down the money owed to Chase Bank. Total payments received from the third-party in fiscal 2020 and 2019 amounted to $0 and $4,600, respectively. The receipt of the $4,600 in fiscal 2019 was recorded as other income.

In fiscal 2020, the Company received a $10,000 advance from the U.S. Small Business Administration (“SBA”) in conjunction with an Economic Injury Disaster Loan application. Based upon SBA information regarding the advance payments that were made to U.S. businesses, the Company considers the $10,000 received as a grant and recorded the $10,000 as other income.

Demand notes payable totaled $7,860 as of April 30, 2020 and 2019.

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

 5. Income Taxes

The Tax Cuts and Jobs Act ("Tax Act") was enacted on December 22, 2017. Among numerous provisions, the Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. As a result of the Tax Act, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.

As of April 30, 2020, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $700,000 expiring in the years of 2021 through 2034. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of April 30, 2020 and 2019 were as follows:

	2020	2019

Deferred tax assets, net:
Net operating loss carryforwards	$140,000	$1,300,000
Asset impairment loss	40,000	—
Deferred tax assets	180,000	1,300,000
Valuation allowance		(1,300,000)

Net deferred assets	$180,000	$—

At April 30, 2020, the Company had net deferred tax assets calculated at an expected rate of 21%, or approximately $180,000. At April 30, 2019, the Company recognized the net deferred asset to the extent of the impact on current book earnings. Effective April 30, 2020, Company management believes that historical, current and expected earnings are sufficient to meet the more likely than not standard to enable the Company to recognize the net deferred tax asset. As allowable under accounting standards, the Company elected to fully remove the valuation allowance as of April 30, 2020.

The following is a reconciliation of the tax provisions for the years ended April 30, 2020 and 2019 with the statutory Federal income tax rates:

	Percentage of Pre-Tax Income
	2020	2019

Statutory Federal income tax rate	21.0%	21.0%
Loss generating no tax benefit	(21.0)	(21.0)

Effective tax rate	—	—

The Company recorded no interest and penalties relating to unrecognized tax benefits as of and during the years ended April 30, 2020 and 2019. The Company is subject to U.S. federal income tax, as well as taxes by various state jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending April 30, 2018 through 2020.

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

The Company utilizes office space in Boston, Massachusetts, at a cost of approximately $4,200 per month, under a month-to-month lease agreement that allows the company to end its lease by providing 30-day written notice. The lease agreement includes a deposit of $6,300.

7. Stockholders’ Equity (Deficit)

The Company is authorized to issue 900,000,000 shares of its common stock, par value $0.001. 831,269,212 and 752,519,212 shares were outstanding as of April 30, 2020 and 2019, respectively.

In fiscal 2020, 78,750,000 shares were issued for stock-based compensation. In fiscal 2019, 17,825,002 shares were issued for stock-based compensation, 2,800,000 shares were issued in conjunction with a private placement memorandum for the private sale of common stock, and 200,000 shares were issued for the purchase of an Internet game company.

For the years ended April 30, 2020 and 2019, the Company recorded $356,252 and $65,153, respectively, in stock-based compensation expense. As of April 30, 2020 and 2019, there was $609,010 and $25,699 of prepaid stock-based compensation expense. The prepaid expense was recorded from the issuance of shares of our common stock. 25 million shares of our common stock, valued at $305,000, were issued on September 7, 2019 for consulting services for the service period from September 7, 2019 to August 31, 2021, which accounts for $205,580 of the prepaid expense at April 30, 2020. The remaining $403,430 in prepaid expenses as of April 30, 2020 is the result of the issuance of 50 million shares of our common stock, valued initially at $610,000, for services of our Chief Executive Officer and Chief Financial Officer for the service period from September 9, 2019 to July 31, 2021. The prepaid balances are being amortized on a straight-line basis over the respective service periods.

On May 7, 2014, the Company granted 5-year stock options that fully vest over a three-year period to three consultants. Each consultant was granted an option to purchase up to 6 million shares of the Company’s common stock at a price of $0.03 per share. The Company entered consulting agreements to issue common stock and options to purchase common stock and recorded the applicable non-cash expense in accordance with the authoritative guidance of the Financial Accounting Standards Board. All such stock option grants expired on May 7, 2019 and none of the option holders exercised their option to buy common stock.

The table below presents the components of stock-based compensation expense for the years ended April 30, 2020 and 2019.

Description	April 30, 2020	April 30, 2019
Chief Executive Officer	$112,035	$9,063
Chief Financial Officer	112,035	9,063
Chief Marketing Officer	7,061	2,313
Related party consultant	49,711	—
Marketing consultant	25,699	34,999
Marketing consultant	—	1,700
Marketing consultant		7,140
Marketing consultant	—	875
Business consultant	49,711	—
Total	$356,252	$65,153

The table below presents the shares issued as compensation for the years ended April 30, 2020 and 2019:

	Year Ended	Year Ended
Description	April 30, 2020	April 30, 2019
Chief Executive Officer	26,250,000	5,375,000
Chief Financial Officer	26,250,000	5,375,000
Chief Marketing Officer	1,250,000	1,250,000
Related party consultant	12,500,000	—
Business consultant	12,500,000	—
Marketing consultant	—	625,002
Marketing consultant	—	1,000,000
Marketing consultant	—	4,200,000
Total	78,750,000	17,825,002

The table below presents the prepaid compensation expense as of April 30, 2020 and 2019:

	Year Ended	Year Ended
Description	April 30, 2020	April 30, 2019
Chief Executive Officer	$201,715	$—
Chief Financial Officer	201,715	—
Related party consultant	102,790	—
Business consultant	102,790	—
Marketing consultant	—	25,699
Total	$609,010	$25,699

The following tables present the outstanding and exercisable options, and the new issuances and deletions for the two-year period ended April 30, 2020.

	Options Outstanding			Options Exercisable
Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Outstanding	Price

As of April 30, 2019
$0.03	18,000,000	0.02	$0.03	18,000,000	$0.03

As of April 30, 2020
	-	-	$-	-	$-

	Number of Shares	Exercise Price Per Share	Average Exercise Price
Outstanding April 30, 2018	18,000,000	$0.03	$0.03

Granted during year ended April 30, 2019	-	-	-

Exercised/canceled during year ended April 30, 2019	-	-	-

Outstanding April 30, 2019	18,000,000	$0.03	$0.03

Granted during year ended April 30, 2020	-	-	-

Exercised/canceled during year ended April 30, 2020	(18,000,000)	$0.03	$0.03

Outstanding April 30, 2020	-	$-	$-

Options exercisable, April 30, 2020	-	$-	$-

8. Earnings Per Common Share

Earnings per common share data was computed as follows:

	2020	2019

Net income	$604,851	$582,880

Weighted average common shares outstanding	804,568,578	741,721,963
Effect of dilutive securities	—	—
Weighted average dilutive common shares outstanding	804,568,578	741,721,963

Earnings per common share – basic	$0.00	$0.00

Earnings per common share – diluted	$0.00	$0.00

No dilutive securities existed as of April 30, 2020. For the year ended April 30, 2019 the Company excluded 18,000,000 shares of common stock issuable upon the exercise of outstanding stock options from the calculation of earnings per share because the exercise price of the stock options was greater than the closing market price of the common stock on April 30, 2019, and the effect would be anti-dilutive.

9. Related Party Transactions

Our largest shareholder, Vaxstar LLC, is also our working capital lender. As of April 30, 2020 and 2019, we owe our largest shareholder $1,000,000, under a term note agreement that bears interest at an annual rate of 1.25%. We have not made any principal or interest payments to our working capital lender. Unpaid interest has been accrued. Our Chief Executive Officer is also the Chief Executive Officer of Vaxstar LLC.

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

Compensation to officers in the years ended April 30, 2020 and 2019 consisted of common stock valued at $231,131 and $20,438, respectively, and cash compensation of $72,000 and $125,000, respectively.

Compensation to a related party consultant in the years ended April 30, 2020 and 2019 consisted of common stock valued at $49,711 and $0, respectively, and cash compensation of $26,200 and $10,000, respectively.

We owe Steven Geary, a director, $31,680 as of April 30, 2020 and 2019. This obligation is not interest bearing. $16,680 is recorded as a related party trade accounts payable and $15,000 as a related party note payable. We have no signed agreements for the indebtedness to Mr. Geary.

As of April 30, 2019, we owed $61,000 to a company controlled by one of our directors. Payment in full was rendered to the related party with cash payments during fiscal 2020 of $4,300 and by the sale of membership interest units (the "Units") of Netcapital Systems LLC ("Netcapital") on April 30, 2020. 722 Units were sold to the related party at a price of $91.15 per Unit for a total of $65,823, which paid off all remaining debt and accrued interest payable to the related party. The price per Unit was similar to an offer to purchase Units directly from Netcapital.

The carrying amount of the 722 Units was $659,186, and the sale resulted in a realized loss of $527,540. Based upon the price of $91.15 per Unit, for the year ended April 30, 2020, the Company recorded an impairment loss of $185,952, which is not tax deductible, on the remaining Units in its possession.

10. Investments

During fiscal 2019, the Company entered into a consulting contract with NetCapital, which allowed the Company to receive up to 1,000 membership interest units of NetCapital in return for consulting services. As of April 30, 2020, 960 membership units were earned. The Company initially earned 709 membership interest units in fiscal 2019 and valued the 709 membership interest units at $647,317, based upon a private sale of Netcapital membership interest units in which an accredited investor purchased Netcapital membership interest units at a per unit price of $913 in an arms-length transaction. Such value was consistent with the standard hourly billing rate of $500 per hour charged by the Company for consulting services. The services rendered by the Company aggregated approximately 1,250 hours.

The Company continued to earn additional membership interest units of Netcapital in fiscal 2020, and for three quarters, recorded the membership interest units at a value of $913 per until. However, as part of a tax-planning strategy, upon receiving notice of a proposed sale of membership interest units by Netcapital, the Company sold 722 Units on April 30, 2020 and incurred a realized loss on the sale of such units of $527,540. As of April 30, 2020, the Company owns 488 units of Netcapital at cost minus impairment value of $91.15 per unit, or $44,482 in total.

On January 2, 2020, the Company entered into a consulting contract with Deuce Drone LLC (“Drone”), which allowed the Company to receive up to 2,350,000 membership interest units of Drone in return for consulting services. The Company earned all 2,350,000 membership interest units in fiscal 2020. The Drone units are valued at $0.35 per unit based on a sales price of $0.35 per unit when the units were earned, or $822,500. Drone is currently selling Drone units for $1.00 per unit on an online funding portal. The Company owns less than 20% of Drone.

In August 2019, the Company entered into a consulting contract with Kingscrowd LLC (“Kingscrowd”), which allowed the Company to receive 300,000 membership interest units of Kingscrowd in return for consulting services. The Kingscrowd units are valued at $1.80 per unit based on a sales price of $1.80 per unit when the units were earned, or $540,000. Kingscrowd units currently trade at a price of $1.80 per unit on a secondary trading platform. The Company owns less than 20% of Kingscrowd.

The following table summarizes the components of investments as of April 30, 2020 and 2019:

	April 30, 2020	April 30, 2019

Netcapital	$44,482	$647,317
Deuce Drone	822,500	—
Kingscrowd	540,000	—
Total Investments at cost	$1,406,982	$647,317

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

The Company recorded a valuation loss on investments as of April 30, 2020 and 2019 of $185,952 and $23,000, respectively.

11. Concentrations

For the year ended April 30, 2020, the Company had one customer that constituted 47% of its revenues, a second customer that constituted 31% of its revenues and a third customer that accounted for 13% of its revenues. For the year ended April 30, 2019, the Company had one customer that constituted 65% of its revenues and a second customer that constituted 23% of its revenues.

12. Subsequent Events

The Company evaluated subsequent events through the date these financial statements were available to be issued.

On May 6, 2020 the Company borrowed $1,885,800 (the “May Loan”) and on June 17, 2020 the Company borrowed $500,000 (the “June Loan”) from a U.S. Small Business Administration (the "SBA") loan program. The May Loan has an initial terms of two years and an interest rate of 1% per annum.

The June Loan requires installment payments of $2,437 monthly, beginning on June 17, 2021 over a term of thirty years. Interest accrues at a rate of 3.75% per annum. The Company agreed to grant a continuing security interest in its assets to secure payment and performance of all debts, liabilities, and obligations to the SBA. The June Loan was personally guaranteed by the Company’s Chief Financial Officer.

On July 31, 2020 312,500 shares of the Company's common stock vested in accordance with the terms of a stock grant to the Company's Chief Marketing Officer.

