Form 10-Q
period 2020-07-31
ValueSetters Inc.
filed 2020-09-21
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2020

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

As of September 21, 2020 the Company had 831,581,712 shares of its common stock, par value $0.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VALUESETTERS, INC.

Condensed Consolidated Balance Sheets

	July 31, 2020	April 30, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$874,016	$11,206
Accounts receivable	6,000	—
Prepaid expenses	478,727	465,555
Total current assets	1,358,743	476,761
Deposits	6,300	6,300
Deferred income tax asset	168,659	180,000
Non-current prepaid expenses	23,483	143,455
Investments at cost	3,161,028	1,406,982
Total assets	$4,718,213	$2,213,498

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable
Trade	$278,752	$278,752
Related party	16,680	16,680
Accrued expenses	198,406	149,835
Deferred revenue	35,572	656
Notes payable – related parties	15,000	15,000
Secured noted payable to related party	1,000,000	1,000,000
Interest payable – related parties	34,386	31,235
Current portion of long-term debt	956,791	—
Loan payable – bank	34,324	34,324
Demand notes payable	7,860	7,860
Total current liabilities	2,577,771	1,534,342

Small Business Administration loans payable	1,429,009	—
Total liabilities	4,006,780	1,534,342

Commitments and Contingencies	—	—

Stockholders’ equity:
Common stock, $.001 par value; 900,000,000 shares authorized, 831,581,712 and 831,269,212 shares issued and outstanding at July 31, 2020 and April 30, 2020, respectively	831,582	831,269
Capital in excess of par value	2,311,262	2,310,169
Accumulated deficit	(2,431,411)	(2,462,282)
Total stockholders’ equity	711,433	679,156
Total liabilities and stockholders’ equity	$4,718,213	$2,213,498

See Accompanying Notes to the Consolidated Financial Statements

VALUESETTERS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	July 31, 2020	July 31, 2019

Revenues	$1,762,322	$118,732
Cost of revenues	431,019	2,366
Gross profit	1,331,303	116,366

Costs and expenses:
Stock-based compensation	121,378	28,510
Wage expenses	1,096,120	—
Consulting fees	1,991	39,200
Marketing	4,101	3,539
Rent	14,079	12,529
General and administrative	41,139	3,380
Total costs and expenses	1,278,808	87,158

Income from operations	52,495	29,208

Other income (expense):
Interest expense	(10,283)	(4,733)
Total other income (expense)	(10,283)	(4,733)
Net income before taxes	42,212	24,475
Income tax	11,341	—
Net income	$30,871	$24,475

Basic earnings per share	$0.00	$0.00
Diluted earnings per share	$0.00	$0.00

Weighted average number of common shares outstanding:
Basic	831,272,609	752,549,783
Diluted	831,272,609	752,549,783

See Accompanying Notes to the Consolidated Financial Statements

VALUESETTERS, INC.
Condensed Consolidated Statements of Stockholders' Equity
For the Three Months Ended July 31, 2020 and the Years Ended April 30, 2020, and 2019
(Unaudited)

Capital in
		Excess of	Accumulated	Total
Shares	Amount	Par Value	Deficit	Equity

Balance, April 30, 2018	731,694,210	$731,694	$1,434,328	$(3,650,013)	$(1,483,991)
Net loss, July 31, 2018	—	—	—	(7,207)	(7,207)
Q1 stock-based compensation	3,937,501	3,938	2,757	—	6,695
Q1 stock issued for purchase	200,000	200	500	—	700
Balance, July 31, 2018	735,831,711	735,832	1,437,585	(3,657,220)	(1,483,803)
Net loss, October 31, 2018	—	—	—	(20,355)	(20,355)
Q2 stock-based compensation	8,262,501	8,262	3,946	—	12,208
Q2 sale of common stock	2,800,000	2,800	2,200	—	5,000
Balance, October 31, 2018	746,894,212	746,894	1,443,731	(3,677,575)	(1,486,950)
Net income, January 31, 2019	—	—	—	12,391	12,391
Q3 stock-based compensation	2,812,500	2,813	562	—	3,375
Balance, January 31, 2019	749,706,712	749,707	1,444,293	(3,665,184)	(1,471,184)
Net income, April 30, 2019	—	—	—	598,051	598,051
Q4 stock-based compensation	2,812,500	2,812	5,063	—	7,875
Balance, April 30, 2019	752,519,212	752,519	1,449,356	(3,067,133)	(865,258)
Net income, July 31, 2019	—	—	—	24,475	24,475
Q1 stock-based compensation	2,812,500	2,813	16,875	—	19,688
Balance, July 31, 2019	755,331,712	755,332	1,466,231	(3,042,658)	(821,095)
Net income, October 31, 2019	—	—	—	542,451	542,451
Q2 stock-based compensation	75,312,500	75,312	842,031	—	917,343
Balance, October 31, 2019	830,644,212	830,644	2,308,262	(2,500,207)	638,699
Net income, January 31, 2020	—	—	—	595,174	595,174
Q3 stock-based compensation	312,500	313	1,187	—	1,500
Balance, January 31, 2020	830,956,712	830,957	2,309,449	(1,905,033)	1,235,373
Q4 stock-based compensation	312,500	312	720	—	1,032
Net loss, April 30, 2020	—	—	—	(577,249)	(557,249)
Balance, April 30, 2020	831,269,212	831,269	2,310,169	(2,462,282)	679,156
Net income July 31, 2020	—	—	—	30,871	30,871
Q1 stock-based compensation	312,500	313	1,093	—	1,406
Balance, July 31, 2020	831,581,712	$831,582	$2,311,262	$(2,431,411)	$711,433

See Accompanying Notes to the Consolidated Financial Statements

VALUESETTERS, INC.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	July 31,	July 31,
	2020	2019

Operating activities
Net income	$30,871	$24,475
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	121,378	28,510
Changes in deferred tax assets	11,341	—
Non-cash revenue from receipt of equity	(1,754,046)	(56,932)
Changes in non-cash working capital balances
Accounts receivable	(6,000)	(33,000)
Contracts receivable	—	15,000
Prepaid expense	(13,172)	—
Accrued expenses	48,571	(4,687)
Interest payable – related party	3,151	4,061
Deferred revenue	34,916	4,953
Cash used in operating activities	(1,522,990)	(17,620)

Financing activities
Proceeds from SBA loans	2,385,800	—
Payment on related party note	—	(1,300)
Cash provided by (used in) financing activities	2,385,800	(1,300)

Increase (decrease) in cash and cash equivalents during the period	862,810	(18,920)
Cash and cash equivalents, beginning of the period	11,206	19,110
Cash and cash equivalents, end of the period	$874,016	$190

Cash paid for:
Interest	$480	$672
Income taxes	$—	$—

See Accompanying Notes to the Consolidated Financial Statements

VALUESETTERS, INC.

Notes To Condensed Consolidated Financial Statements (Unaudited)

Note 1– Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2020, are not necessarily indicative of the results that may be expected for the fiscal year ended April 30, 2021. For further information, refer to the audited financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended April 30, 2020.

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

In December 2019, the FASB issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance had no impact on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has negative working capital of $1,219,028 and an accumulated deficit of $2,431,411. In addition, the Company may be unable to meet all of its obligations as they become due. The Company believes that its existing cash resources are not sufficient to fund its lease and debt payments and working capital requirements.

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

Management’s plans include:

1.	Seek to merge its business operations with some of the revenue-generating early-stage companies that it has incubated. The Company already owns a portion of more than a dozen companies and believes that the combination of some of those entities with ValueSetters will provide an efficient use of fixed overhead and create additional cash flow from operations.

2.	Renegotiate the payment terms of the $1,000,000 secured related party note payable that matures on October 31, 2020.

3.	Continue to provide consulting services and continue to charge both a cash fee and an equity-based fee, when possible, in exchange for these services.

Management has determined, based on its recent history and its liquidity issues, that it is not probable that management’s plan will sufficiently alleviate or mitigate, to a sufficient level, the relevant conditions or events noted above. Accordingly, the management of the Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements.

There can be no assurance that the Company will be able to achieve its business plan objectives. If the Company is unable to generate adequate funds from operations or raise sufficient additional funds, the Company may not be able to repay its existing debt, continue to operate its business network, respond to competitive pressures or fund its operations. As a result, the Company may be required to significantly reduce, reorganize, discontinue or shut down its operations. The financial statements do not include any adjustments that might result from this uncertainty.

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

The Company identifies performance obligations in contracts with customers, which primarily are professional services and subscription services. The transaction price is determined based on the amount the Company expects to be entitled to receive in exchange for transferring the promised services to the customer. The transaction price in the contract is allocated to each distinct performance obligation in an amount that represents the relative amount of consideration expected to be received in exchange for satisfying each performance obligation. Revenue is recognized when performance obligations are satisfied. The Company usually bills its customers before it provides any services and begins performing services after the first payment is received. Contracts are typically one year or less. For larger contracts, in addition to the initial payment, the Company may allow for progress payments throughout the term of the contract.

Judgments and Estimates

The estimation of variable consideration for each performance obligation requires the Company to make subjective judgments. The Company enters contracts with customers that regularly include promises to transfer multiple services, such as digital marketing, web-based videos, offering statements, and professional services. For arrangements with multiple services, the Company evaluates whether the individual services qualify as distinct performance obligations. In its assessment of whether a service is a distinct performance obligation, the Company determines whether the customer can benefit from the service on its own or with other readily available resources, and whether the service is separately identifiable from other services in the contract. This evaluation requires the Company to assess the nature of each individual service offering and how the services are provided in the context of the contract, including whether the services are significantly integrated, highly interrelated, or significantly modify each other, which may require judgment based on the facts and circumstances of the contract.

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

Deferred Revenue

Deferred revenues represent billings or payments received in advance of revenue recognition and are recognized upon transfer of control. Balances consist primarily of annual plan subscription services and professional and training services not yet provided as of the balance sheet date. Deferred revenues that will be recognized during the succeeding twelve-month period are recorded as current deferred revenues in the consolidated balance sheets, with the remainder recorded as other non-current liabilities in the consolidated balance sheets.

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

Remaining Performance Obligations

The Company's subscription terms are typically less than one year. All of the Company’s revenues in the three-month periods ended July 31, 2020 and 2019, which amounted to $1,762,322 and $118,732, respectively, are considered contract revenues. Contract revenue as of July 31, 2020 and April 30, 2020, which has not yet been recognized, amounted to $35,572 and $656, respectively, and is recorded on the balance sheet as deferred revenue. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Note 4 – Earnings Per Common Share

Income per common share data was computed as follows:

	Three Months Ended July 31, 2020	Three Months Ended July 31, 2020
Net income attributable to common stockholders – basic	$30,871	$24,475
Adjustments to net income	—	—
Net income attributable to common stockholders – diluted	$35,871	$24,475

Weighted average common shares outstanding – basic	831,272,609	752,549,783
Effect of dilutive securities	—	—
Weighted average common shares outstanding – diluted	831,272,609	752,549,783

Earnings per common share – basic	$0.00	$0.00
Earnings per common share – diluted	$0.00	$0.00

For the three-month periods ended July 31, 2020 and 2019, the Company had no convertible or dilutive securities.

Note 5 – Principal Financing Arrangements

The following table summarizes components debt as of July 31, 2020 and April 30, 2020:

	July 31, 2020	April 30, 2020	Interest Rate

Secured lender (affiliate)	$1,000,000	$1,000,000	1.25%
Notes payable – related parties	15,000	15,000	0.0%
Demand notes payable	7,860	7,860	0.0%
U.S. SBA loan	500,000	—	3.75%
U.S. SBA loan	1,885,800	—	1.0%
Loan payable – bank	34,324	34,324	5.5%
Total Debt	$3,442,984	$1,057,184

As of July 31, 2020 and April 30, 2020, the Company owed its principal lender (“Lender”) $1,000,000 under a loan and security agreement (“Loan”) dated April 28, 2011, that was amended on July 26, 2014 and again on October 31, 2017. The Lender is also the largest shareholder of the Company, owning 271,371,454 shares of common stock, or 32.6% of the 831,581,712 shares issued and outstanding, as of July 31, 2020.

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

As of July 31, 2020 and April 30, 2020, the Company’s related-party unsecured notes payable totaled $15,000. The Company also owes $34,324 as of July 31, 2020 and April 30, 2020 to Chase Bank. The Company pays interest expense to Chase Bank, which is calculated at a rate of 5.5% per annum.

On May 6, 2020 the Company borrowed $1,885,800 (the “May Loan”) and on June 17, 2020 the Company borrowed $500,000 (the “June Loan”) from a U.S. Small Business Administration (the "SBA") loan program. The May Loan has an initial term of two years and an interest rate of 1% per annum. Principal payments are delayed until the Company negotiates with the lender as to the amount of principal that is subject to repayment. If repayment of the May Loan is required, payments begin after a six-month deferral period, in which interest accrues, and payments are to be made in equal installments of approximately $106,125 over an 18-month period. Of the $1,885,800 balance, $955,125 is considered a short-term liability. Accrued interest payable on the May Loan amounted to $4,443 as of July 31, 2020.

The June Loan requires installment payments of $2,437 monthly, beginning on June 17, 2021 over a term of thirty years. Interest accrues at a rate of 3.75% per annum. The Company agreed to grant a continuing security interest in its assets to secure payment and performance of all debts, liabilities, and obligations to the SBA. The June Loan was personally guaranteed by the Company’s Chief Financial Officer. $1,666 of the June Loan is recorded as a current liability and the remaining $498,334 is classified as a long-term liability. Accrued interest payable on the June Loan amounted to $2,209 as of July 31, 2020.

Demand notes payable totaled $7,860 as of July 31, 2020 and April 30, 2020. These notes have an interest rate of 0%.

Note 6 – Income Taxes

As of July 31, 2020 and April 30, 2020, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $700,000 expiring in the years of 2021 through 2035.

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

As of April 30, 2020, the Company had net deferred tax assets calculated at an expected rate of 21%, or approximately $180,000. As of April 30, 2020, the Company recognized the net deferred asset to the extent of the impact on current book earnings, as the Company’s management believed that historical, current and expected earnings are sufficient to meet the more likely than not standard to enable the Company to recognize the net deferred tax asset. As allowable under accounting standards, the Company elected to fully remove the valuation allowance as of April 30, 2020.

As of July 31, 2020, the deferred tax asset has been reduced to $168,659 by the tax provision of $11,341 for the three months ended July 31, 2020. Due to the nominal income for the three-month period ended July 31, 2019, and the availability of a tax loss carryforward to offset any potential tax, the Company recorded no income tax expense for the three months ended July 31, 2019.

Note 7 – Related Party Transactions

The Company’s largest shareholder is also its principal lender. As of July 31, 2020 and April 30, 2020, the Company owed its largest shareholder, under a secured lending agreement, $1,000,000. Under the existing loan agreement, as amended, the maximum amount of the loan is $1,250,000, and the loan matures on October 31, 2020. The largest shareholder of the Company owns 271,371,454 shares of common stock, or 32.6% of the 831,581,712 shares issued and outstanding as of July 31, 2020. Accrued interest payable on this secured loan as of July 31, 2020 and April 30, 2020 amounted to $34,386 and $31,235, respectively.

Compensation to officers in the three-month periods ended July 31, 2020 and 2019 consisted of common stock valued at $82,622 and $19,688 respectively, and cash payments of $66,462 and $30,000, respectively.

Compensation to a related party consultant in the three-month periods ended July 31, 2020 and 2019 consisted of common stock valued at $19,378 and $0 respectively, and cash payments of $22,154 and $7,200, respectively. This consultant is also the controlling shareholder of Zelgor Inc. and $1,050,000 of the Company’s revenues in the quarter ended July 31, 2020 were from Zelgor Inc.

The Company owes a director $16,680 as of July 31, 2020 and April 30, 2020, which is recorded as accounts payable, plus $15,000 in a non-interest-bearing note payable.

Note 8 – Stockholders’ Deficit

The Company is authorized to issue 900,000,000 shares of its common stock, par value $0.001. 831,581,712 and 831,269,212 shares were outstanding as of July 31, 2020 and April 30, 2020, respectively.

In the first quarter of fiscal 2021, the Company issued an aggregate of 312,500 shares of restricted stock to its Chief Marketing Officer as compensation. The shares were valued at $1,406.

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

Note 10 – Stock-Based Compensation Plans

The Company entered consulting agreements to issue common stock and recorded the applicable non-cash expense in accordance with the authoritative guidance of the Financial Accounting Standards Board.  For the three-month periods ended July 31, 2020 and 2019, the Company recorded $121,378 and $28,510, respectively, in stock-based compensation expense.

As of July 31, 2020, there was $489,038 of prepaid stock-based compensation expense for services that end on August 31, 2021.

As of July 31, 2020, an aggregate of 2,187,500 shares of common stock can be earned by the Company’s Chief Marketing Officer from unvested stock grants. 312,500 shares vested on July 31, 2020 and were recorded as stock-based compensation of $1,406. These shares vest at a rate of 312,500 shares per quarter, over the next seven quarters.

The table below presents the components of stock-based compensation expense for the three-month periods ended July 31, 2020 and 2019.

Description	July 31, 2020	July 31, 2019
Chief Executive Officer	$40,608	$8,750
Chief Financial Officer	40,608	8,750
Chief Marketing Officer	1,406	2,188
Marketing consultant	—	8,822
Related party consultant	19,378	—
Business consultant	19,378	—
Total	$121,378	$28,510

The table below presents the prepaid compensation expense as of July 31, 2020 and April 30, 2020:

Description	July 31, 2020	April 30, 2020
Chief Executive Officer	$161,107	$201,715
Chief Financial Officer	161,107	201,715
Related party consultant	83,412	102,790
Business consultant	83,412	102,790
Marketing consultant	—	—
Total	$489,038	$609,010

Note 11 – Deposits and Commitments

The Company utilizes office space in Boston, Massachusetts, under a month-to-month lease agreement that allows to company to end its lease by providing 30-day written notice. The lease agreement includes a deposit of $6,300.

Note 12 – Concentrations

For the three-month period ended July 31, 2020, the Company had one customer that constituted 60% of its revenues, a second customer that constituted 26% of its revenues and a third customer that constituted 12% of its revenues. For the three-month period ended July 31, 2019, the Company had one customer that constituted 81% of its revenues.

Note 13 – Investments

In May 2020, the Company entered a consulting contract with Watch Party LLC (“WP”), which allowed the Company to receive up to 110,000 membership interest units of WP in return for consulting services. The Company earned 97,500 membership interest units in the quarter ended July 31, 2020. The WP units are valued at $2.14 per unit based on a sales price of $2.14 per unit on an online funding portal, resulting in revenues of $208,650 for the three-months ended July 31, 2020 and deferred revenue of $26,750 as of July 31, 2020.

In May 2020, the Company entered a consulting contract with ChipBrain LLC (“Chip”), which allowed the Company to receive up to 710,200 membership interest units of Chip in return for consulting services. The Company earned 500,000 membership interest units in the quarter ended July 31, 2020 and anticipates earning the remaining units in the quarter ending October 31, 2020. The Chip units are valued at $0.93 per unit based on a sales price of $0.93 per unit on an online funding portal, resulting in revenues of $465,000 for the three-months ended July 31, 2020.

In May 2020, the Company entered a consulting contract with Zelgor Inc. (“Zelgor”), which allowed the Company to receive up to 1,400,000 shares of common stock of Zelgor in return for consulting services. The Company earned 1,050,000 shares in the quarter ended July 31, 2020 and anticipates earning the remaining shares in the quarter ending October 31, 2020. The Zelgor shares are valued at $1.00 per share based on a sales price of $1.00 per share on an online funding portal, resulting in revenues of $1,050,000 for the three-months ended July 31, 2020. The $1.00 per share valuation was derived based on a combination of multiple transactions on a secondary trading platform in which shares were purchased at $1.00 per share, and two private offerings of shares, one at a selling price of $0.50 per share and the other at $2.00 per share.

On January 2, 2020, the Company entered a consulting contract with Deuce Drone LLC (“Drone”), which allowed the Company to receive up to 2,350,000 membership interest units of Drone in return for consulting services. The Company earned all 2,350,000 membership interest units in fiscal 2020. The Drone units are valued at $0.35 per unit based on a sales price of $0.35 per unit when the units were earned, or $822,500. Drone is currently selling Drone units for $1.00 per unit on an online funding portal.

In August 2019, the Company entered a consulting contract with Kingscrowd LLC (“Kingscrowd”), which allowed the Company to receive 300,000 membership interest units of Kingscrowd in return for consulting services. The Kingscrowd units are valued at $1.80 per unit based on a sales price of $1.80 per unit when the units were earned, or $540,000. Kingscrowd units currently trade at a price of $1.80 per unit on a secondary trading platform.

During fiscal 2019, the Company entered a consulting contract with NetCapital Systems LLC (“NetCapital”), which allowed the Company to receive up to 1,000 membership interest units of NetCapital in return for consulting services. The Company earned 40 units in the quarter ended July 31, 2020, at a value of $91.15 per unit, or $3,646. The Company earned all 1,000 Netcapital units but sold a portion of the units in fiscal 2020 at a sales price of $91.15 per unit. As of July 31, 2020 the Company owns 528 Netcapital units, at a value of $48,128.

The following table summarizes the components of investments as of July 31, 2020 and April 30, 2020:

	July 31, 2020	April 30, 2020

Netcapital Systems LLC	$48,128	$44,482
Watch Party LLC	235,400	—
Zelgor Inc.	1,050,000	—
ChipBrain LLC	465,000	—
Deuce Drone LLC	822,500	822,500
Kingscrowd LLC	540,000	540,000
Total Investments at cost	$3,161,028	$1,406,982

The above investments do not have a readily determinable fair value, as identified in ASC 321-10-35-2, and all investments are measured at cost less impairment. The Company monitors the investments for any changes in observable prices from orderly transactions.

Note 14 – Subsequent Events

On August 23, 2020, the Company entered into an Agreement and Plan of Merger whereby NetCapital Systems LLC would become an 80% owner of the Company. In conjunction with this agreement, the Company filed a preliminary information statement on September 8, 2020 to change the Company’s corporate name from ValueSetters, Inc. to NetCapital Inc and to amend the Company’s Articles of Incorporation to effect a stock combination, or reverse stock split, pursuant to which up to 2,000 shares of the Company’s common stock would be exchanged for one new share of common stock.

The merger agreement is contingent upon certain closing conditions and is not yet finalized. The reverse split is currently pending and FINRA has not been notified of an effective date for the reverse split to occur. Consequently, the financial statements of the merger candidate are not retrospectively presented, given that the effective date of the proposed merger has not been determined.

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

We believe these actions by the SEC will enhance the value of funding portals and strengthen the online capital raising process in private equity. Consequently, we have negotiated a transaction that will consolidate the operations of a Reg CF funding portal, Netcapital.com (“Netcapital”), with our financial results. Netcapital operates a Title III JOBS Act funding portal, and as of today is one of only a few dozen FINRA approved Reg CF portals. Although we have a written agreement that we filed as an exhibit to a Current Report on Form 8-K on August 26, 2020, the agreement is subject to certain events and it is possible that the transaction will not be finalized.  Increasing our ownership in online businesses with private equity platforms is a significant component of our business strategy.

For the past three years we have provided consulting services to Netcapital. In addition to the services we provided to Netcapital, we provide consulting services to some of our clients that utilize the Netcapital website to raise money from non-accredited and accredited investors. We believe we have been successful in providing advice and digital marketing services to our clients, who are allowed to advertise their fundraising, in conjunction with advertising provisions contained in the JOBS Act. During the past three years, many high-tech firms have become our clients, including Kingscrowd LLC, Deuce Drone LLC and ChipBrain LLC. These companies have contributed to our growth and we own minority positions in them.

Our limited operating history and the uncertain nature of our future operations and the markets we address or intend to address make prediction of our future results of operations difficult.

Results of Operations

For the Three Months Ended July 31, 2020 Compared to the Three Months Ended July 31, 2019

Our revenues for the three-months ended July 31, 2020 increased by $1,643,590, or 1,384%, to $1,762,322 as compared to $118,732 reported for the three months ended July 31, 2019.  The increase in revenues is attributable to new consulting services. Part of our strategy this year is to provide cash resources to accelerate the growth of companies that we take an equity position in so that the investments we make are able to quickly bring their product to market. For example, the consulting and cash resources that we provided to Watch Party LLC in the quarter ended July 31, 2020, allowed them to complete their iPhone app, which can now be downloaded from the App Store.

Costs of revenues increased by $428,653 to $431,019 for the three-months ended July 31, 2020 from $2,366 reported in the three-months ended July 31, 2019.  The increase is primarily attributable to our increased revenues and the change in our strategy of how we accelerate the product development for the companies we invest in.

Consulting fees decreased by $37,209, or 95%, to $1,991 for the three months ended July 31, 2020, as compared to $39,200 reported for the three months ended July 31, 2019. The decrease is attributable to our efforts to hire people as employees, not consultants, and consequently, wages and payroll related expenses in the three months ended July 31, 2020 amounted to $1,096,120 as compared to $0 in the three months ended July 31, 2019.

Marketing expense increased by $562, or 16%, to $4,101 for the three months ended July 31, 2020, as compared to $3,539 reported for the three months ended July 31, 2019. The increase in expense is due to additional marketing outlets that we utilized in the three months ended July 31, 2020.

Rent expense increased by $1,550, or 12%, to $14,079 for the three months ended July 31, 2020, as compared to $12,529 reported for the three months ended July 31, 2019. The increase in expense is a result of fewer discounts available to us in the three-month period ended July 31, 2020.

General and administrative expenses increased by $37,759, or 1,117%, to $41,139 for the three months ended July 31, 2020, from $3,380 for the three months ended July 31, 2019.  The increase is primarily attributed to $30,000 in legal fees for work to help us secure two loans from the U.S. Small Business Administration.

Stock-based compensation increased by $92,868, to 121,378 for the three-months ended July 31, 2020 from $28,510 reported in the three-months ended July 31, 2019.  The increase in expense is primarily due to the higher price per share of our common stock when shares were issued.

Interest expense increased by $5,550 to $10,283 for the three-months ended July 31, 2020, as compared to $4,733 for the three months ended July 31, 2019.  The decrease in interest expense is attributable to reduced debt amounts.

Liquidity and Capital Resources

At July 31, 2020, we had cash and cash equivalents of $874,016 and negative working capital of $1,219,028 as compared to cash and cash equivalents of $11,206 and negative working capital of $877,581 at April 30, 2020.

Net cash used in operating activities amounted to $1,522,990 and $17,620 in the three-months ended July 31, 2020 and 2019, respectively.  The principal source of cash from operating activities in the three-months ended July 31, 2020 was net income of $30,781 and a non-cash item, stock-based compensation of $121,738. However, these items were offset by changes in non-cash revenue from the receipt of equity of $1,754,046. The principal source of cash from operating activities in the three-months ended July 31, 2019 was net income of $24,475 and a non-cash item, stock-based compensation of $28,510. However, changes in non-cash working capital balances used cash totaling $70,605

There was no investing activity in the three-months ended July 31, 2020 and 2019.

For the three months ended July 31, 2020, net cash provided by financing activities amounted to $2,385,800, which consisted of two loans from the U.S. Small Business Administration. For the three months ended July 31, 2019, net cash used in financing activities amounted to $1,300, which consisted of a payment to a related-party lender.

In the three-months ended July 31, 2020 and 2019, there were no expenditures for capital assets.  We do not anticipate any capital expenditures in fiscal 2021.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern. However, we have very limited liquidity. Management anticipates that we will be dependent, for the near future, on additional capital to fund our operating expenses and anticipated growth, which we intend to achieve through consulting services and the further development of a private equity platform for raising capital and trading securities. In the quarter ended July 31, 2020, we borrowed $2,385,800 to accelerate our growth and the growth of early-stage companies that we invested in. However, we now have to plan for new future payments to service our debt. Furthermore, the most recent report of our independent registered public accounting firm expresses doubt about our ability to continue as a going concern.

We owe a related party $1,000,000 under a secured term loan that matures on October 31, 2020. We believe we can renegotiate the payment terms of the loan. Any demand for payment from a related party will have an adverse impact on our ability to achieve our longer-term business objectives and will adversely affect our ability to continue operating as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended July 31, 2020, we issued 312,500 shares of common stock to our Chief Marketing Officer as stock-based compensation.

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

Date: September 21, 2020	VALUESETTERS, INC.

By: /s/ Cecilia Lenk
Cecilia Lenk
Chairman of the Board and Chief Executive Officer

By: /s/ Coreen Kraysler
Coreen Kraysler
Principal Financial Officer

