Form 10-Q
period 2020-10-31
Netcapital Inc.
filed 2020-12-15
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2020

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55036

NETCAPITAL INC. F/K/A VALUESETTERS, INC.
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

Yes[X] No [ ]

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

As of December 15, 2020, the Company had 2,085,815 shares of its common stock, par value $0.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NETCAPITAL INC.

F/K/A VALUESETTERS, INC.

Condensed Consolidated Balance Sheets

	October 31, 2020	April 30, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$455,994	$11,206
Accounts receivable	40,671	—
Prepaid expenses	374,230	465,555
Total current assets	870,895	476,761
Deposits	6,300	6,300
Deferred income tax asset	157,602	180,000
Non-current prepaid expenses	—	143,455
Investments at cost	3,721,514	1,406,982
Total assets	$4,756,311	$2,213,498

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable
Trade	$278,752	$278,752
Related party	51,170	16,680
Accrued expenses	180,350	149,835
Deferred revenue	5,507	656
Notes payable – related parties	15,000	15,000
Secured noted payable to related party	1,000,000	1,000,000
Interest payable – related parties	37,536	31,235
Current portion of long-term debt	1,264,519	—
Loan payable – bank	34,324	34,324
Demand notes payable	7,860	7,860
Total current liabilities	2,875,018	1,534,342

Small Business Administration loans payable, net of current portion	1,121,281	—
Total liabilities	3,996,299	1,534,342

Commitments and Contingencies	—	—

Stockholders’ equity:
Common stock, $.001 par value; 900,000,000 shares authorized, 419,455 and 417,059 shares issued and outstanding at Oct. 31, 2020 and April 30, 2020, respectively	419	417
Capital in excess of par value	3,160,982	3,141,021
Accumulated deficit	(2,401,389)	(2,462,282)
Total stockholders’ equity	760,012	679,156
Total liabilities and stockholders’ equity	$4,756,311	$2,213,498

See Accompanying Notes to the Consolidated Financial Statements

NETCAPITAL INC.

F/K/A VALUESETTERS, INC.

Condensed Consolidated Statements of Operations
(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	October 31, 2020	October 31, 2019	October 31, 2020	October 31, 2019

Revenues	$2,493,486	$835,725	$731,164	$716,993
Cost of revenues	714,224	4,848	283,205	2,482
Gross profit	1,779,262	830,877	447,959	714,511

Costs and expenses:
Stock-based compensation	259,909	108,531	138,531	80,021
Consulting fees	5,085	80,200	3,094	41,000
Marketing	8,782	6,602	4,681	3,063
Rent	26,798	25,721	12,719	13,192
Wages and payroll expense	1,296,333	—	200,213	—
Selling, general and administrative	75,500	33,283	34,361	29,903
Total costs and expenses	1,672,407	254,337	393,599	167,179

Income from operations	106,855	576,540	54,360	547,332

Other income (expense):
Interest expense	(23,564)	(9,614)	(13,281)	(4,881)
Other income	—	—	—	—
Total other income (expense)	(23,564)	(9,614)	(13,281)	(4,881)
Net income before taxes	83,291	566,926	41,079	542,451
Income tax	22,398	—	11,057	—
Net income	$60,893	$566,926	$30,022	$542,451

Basic earnings per share	$0.15	$1.43	$0.07	$1.31
Diluted earnings per share	$0.15	$1.43	$0.07	$1.31

Weighted average number of common shares outstanding:
Basic	415,726	395,765	415,815	415,254
Diluted	415,726	395,765	415,815	415,254

See Accompanying Notes to the Financial Statements

NETCAPITAL INC. F/K/A VALUESETTERS, INC.
Condensed Consolidated Statements of Stockholders' Equity
For the Six Months Ended October 31, 2020 and the Years Ended April 30, 2020, and 2019
(Unaudited)

Capital in
		Excess of	Accumulated	Total
Shares	Amount	Par Value	Deficit	Equity

Balance, April 30, 2018	367,273	$367	$2,165,655	$(3,650,013)	$(1,483,991)
Net loss, July 31, 2018	—	—	—	(7,207)	(7,207)
Q1 stock-based compensation	1,969	2	6,693	—	6,695
Q1 stock issued for purchase	100	—	700	—	700
Balance, July 31, 2018	369,342	369	2,173,048	(3,657,220)	(1,483,803)
Net loss, October 31, 2018	—	—	—	(20,355)	(20,355)
Q2 stock-based compensation	4,131	5	12,203	—	12,208
Q2 sale of common stock	1,400	1	4,999	—	5,000
Balance, October 31, 2018	374,873	375	2,190,250	(3,677,575)	(1,486,950)
Net income, January 31, 2019	—	—	—	12,391	12,391
Q3 stock-based compensation	1,406	1	3,374	—	3,375
Balance, January 31, 2019	376,279	376	2,193,624	(3,665,184)	(1,471,184)
Net income, April 30, 2019	—	—	—	598,051	598,051
Q4 stock-based compensation	1,406	2	7,873	—	7,875
Balance, April 30, 2019	377,685	378	2,201,497	(3,067,133)	(865,258)
Net income, July 31, 2019	—	—	—	24,475	24,475
Q1 stock-based compensation	1,406	1	19,687	—	19,688
Balance, July 31, 2019	379,091	379	2,221,184	(3,042,658)	(821,095)
Net income, October 31, 2019	—	—	—	542,451	542,451
Q2 stock-based compensation	37,656	38	917,305	—	917,343
Balance, October 31, 2019	416,747	417	3,138,489	(2,500,207)	638,699
Net income, January 31, 2020	—	—	—	595,174	595,174
Q3 stock-based compensation	156	—	1,500	—	1,500
Balance, January 31, 2020	416,903	417	3,139,989	(1,905,033)	1,235,373
Q4 stock-based compensation	156	—	1,032	—	1,032
Net loss, April 30, 2020	—	—	—	(557,249)	(557,249)
Balance, April 30, 2020	417,059	417	3,141,021	(2,462,282)	679,156
Net income July 31, 2020	—	—	—	30,871	30,871
Q1 stock-based compensation	156	—	1,406	—	1,406
Balance July 31, 2020	417,215	417	3,142,427	(2,431,411)	711,433
Net income October 31, 2020	—	—	—	30,022	30,022
Q2 stock-based compensation	2,240	2	18,555	—	18,557
Balance, October 31, 2020	419,455	$419	$3,160,982	$(2,401,389)	$760,012

See Accompanying Notes to the Consolidated Financial Statements

NETCAPITAL INC F/K/A VALUESETTERS, INC.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	October 31,	October 31,
	2020	2019

Operating activities
Net income	$60,893	$566,926
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	259,909	108,531
Changes in deferred tax assets	22,398	—
Non-cash revenue from receipt of equity	(2,314,532)	(653,864)
Changes in non-cash working capital balances
Accounts receivable	(40,671)	6,000
Contracts receivable	—	15,000
Prepaid expense	(5,166)	—
Accrued expenses	30,515	(19,239)
Accounts payable – related party	34,490
Interest payable – related party	6,301	8,122
Deferred revenue	4,851	(15,044)
Cash provided by (used in) operating activities	(1,941,012)	16,432

Financing activities
Proceeds from SBA loans	2,385,800	—
Payment on related party note	—	(4,300)
Cash provided by (used in) financing activities	2,385,800	(4,300)

Increase in cash and cash equivalents during the period	444,788	12,132
Cash and cash equivalents, beginning of the period	11,206	19,110
Cash and cash equivalents, end of the period	$455,994	$31,242

Cash paid for:
Interest	$1,113	$1,492
Income taxes	$—	$—
Non-cash financing activities
Common stock issued as prepaid compensation	$—	$915,000

See Accompanying Notes to the Consolidated Financial Statements

NETCAPITAL INC.

F/K/A VALUESETTERS, INC.

Notes To Condensed Consolidated Financial Statements (Unaudited)

Note 1– Basis of Presentation

Netcapital Inc. (“we,” “our,” or the “Company”) is a provider of consulting services, subscription services, advertising and digital goods using technology distribution platforms like the Internet and mobile devices in the media and entertainment markets.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six- and three-month periods ended October 31, 2020, are not necessarily indicative of the results that may be expected for the fiscal year ended April 30, 2021. For further information, refer to the audited financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended April 30, 2020.

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

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has negative working capital of $1,867,687 and short-term debt of more than $2,300,000. In addition, the Company may be unable to meet all of its obligations as they become due. The Company believes that its existing cash resources may not be sufficient to fund its debt payments and working capital requirements. The Company anticipates a majority of its debt payments will be forgiven under the provisions of an SBA loan program, and such forgiveness will alleviate the uncertainty of being able to fund its debt service requirements.

The Company may not be able to raise sufficient additional debt, equity, or other cash on acceptable terms, if at all. Failure to generate sufficient revenues, obtain loan forgiveness, achieve certain other business plan objectives or raise additional funds could have a material adverse effect on the Company’s results of operations, cash flows and financial position, including its ability to continue as a going concern, and may require it to significantly reduce, reorganize, discontinue or shut down its operations.

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

Management’s plans include:

1.	Seek to merge its business operations with some of the revenue-generating early-stage companies that it has incubated. The Company already owns a portion of more than a dozen companies and believes that the combination of some of those entities with the Company will provide an efficient use of fixed overhead and create additional cash flow from operations.

2.	Renegotiate the payment terms of an SBA loan.

3.	Continue to provide consulting services and continue to charge both a cash fee and an equity-based fee, when possible, in exchange for these services.

Management has determined, based on the debt balances it is carrying, that without debt forgiveness it is not probable that management’s plan will sufficiently alleviate or mitigate, to a sufficient level, the relevant conditions or events noted above. Accordingly, the management of the Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements.

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

Remaining Performance Obligations

The Company's subscription terms are typically less than one year. All of the Company’s revenues in the six- and three-month periods ended October 31, 2020 and 2019 are considered contract revenues. Contract revenue as of October 31, 2020 and April 30, 2020, which has not yet been recognized, amounted to $5,507 and $656, respectively, and is recorded on the balance sheet as deferred revenue. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Note 4 – Earnings Per Common Share

Income per common share data was computed as follows:

	Six Months Ended October 31, 2020	Six Months Ended October 31, 2019	Three Months Ended October 31, 2020	Three Months Ended October 31, 2019
Net income attributable to common stockholders – basic	$60,893	$566,926	$30,022	$542,451
Adjustments to net income	—	—	—	—
Net income attributable to common stockholders – diluted	$60,893	$566,926	$30,022	$542,451

Weighted average common shares outstanding – basic	415,726	395,765	415,815	415,254
Effect of dilutive securities	—	—	—	—
Weighted average common shares outstanding – diluted	415,726	395,765	415,815	415,254

Earnings per common share – basic	$0.15	$1.43	$0.07	$1.31
Earnings per common share – diluted	$0.15	$1.43	$0.07	$1.31

For the six- and three-month periods ended October 31, 2020 and 2019, the Company had no convertible or dilutive securities.

Note 5 – Principal Financing Arrangements

The following table summarizes components debt as of October 31, 2020 and April 30, 2020:

	October 31, 2020	April 30, 2020	Interest Rate

Secured lender (affiliate)	$1,000,000	$1,000,000	1.25%
Notes payable – related parties	15,000	15,000	0.0%
Demand notes payable	7,860	7,860	0.0%
U.S. SBA loan	500,000	—	3.75%
U.S. SBA loan	1,885,800	—	1.0%
Loan payable – bank	34,324	34,324	5.5%
Total Debt	$3,442,984	$1,057,184

As of October 31, 2020 and April 30, 2020, the Company owed its principal lender (“Lender”) $1,000,000 under a loan and security agreement (“Loan”) dated April 28, 2011, that was amended on July 26, 2014 and again on October 31, 2017. The Lender was also the largest shareholder of the Company, owning 135,676 shares of common stock, or 32.3% of the 419,455 shares issued and outstanding, as of October 31, 2020. The Loan was amended on October 31, 2017 to change the maturity date to October 31, 2020, reduce the interest rate from 8% to 1.25% per annum, and reduce the default interest rate from 15% to 8% per annum. The Loan was not paid when it matured on October 31, 2020. The Loan maturity date has been extended to January 31, 2021 and the annual interest rate has been raised to 8% per annum effective November 1, 2020.

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

As of October 31, 2020 and April 30, 2020, the Company’s related-party unsecured notes payable totaled $15,000. There is one note, payable on demand, with a zero percent interest rate. The Company also owes $34,324 as of October 31, 2020 and April 30, 2020 to Chase Bank. The Company pays interest expense to Chase Bank, which is calculated at a rate of 5.5% per annum.

On May 6, 2020, the Company borrowed $1,885,800 (the “May Loan”) and on June 17, 2020 the Company borrowed $500,000 (the “June Loan”) from a U.S. Small Business Administration (the "SBA") loan program. The May Loan has an initial term of two years and an interest rate of 1% per annum. Principal payments are delayed until the Company negotiates with the lender as to the amount of principal that is subject to repayment. If repayment of the May Loan is required, payments begin after a six-month deferral period, in which interest accrues, and payments are to be made in equal installments of approximately $106,125 over an 18-month period. Of the $1,885,800 balance, $1,260,334 is considered a short-term liability. Accrued interest payable on the May Loan amounted to $9,197 as of October 31, 2020.

The June Loan requires installment payments of $2,437 monthly, beginning on June 17, 2021 over a term of thirty years. Interest accrues at a rate of 3.75% per annum. The Company agreed to grant a continuing security interest in its assets to secure payment and performance of all debts, liabilities, and obligations to the SBA. The June Loan was personally guaranteed by the Company’s Chief Financial Officer. $4,185 of the June Loan is recorded as a current liability and the remaining $495,815 is classified as a long-term liability. Accrued interest payable on the June Loan amounted to $6,935 as of October 31, 2020.

Demand notes payable totaled $7,860 as of October 31, 2020 and April 30, 2020. These notes have an interest rate of 0%.

Note 6 – Income Taxes

As of October 31, 2020 and April 30, 2020, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $700,000 expiring in the years of 2021 through 2035.

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

As of April 30, 2020, the Company had net deferred tax assets calculated at an expected rate of 21%, or approximately $180,000. As of April 30, 2020, the Company recognized the net deferred asset to the extent of the impact on current book earnings, as the Company’s management believed that historical, current and expected earnings are sufficient to meet the more likely than not standard to enable the Company to recognize the net deferred tax asset. Given that management believes it is more likely than not that the company will utilize the deferred tax asset, there is no valuation allowance as of October 31, 2020 and April 30, 2020.

As of October 31, 2020, the deferred tax asset has been reduced to $157,602 by the tax provision of $22,398 for the six months ended October 31, 2020. Due to the availability of a tax loss carryforward to offset any potential income tax in the six- and three-month periods ended October 31, 2019, the Company recorded no income tax expense in those periods.

Note 7 – Related Party Transactions

The Company’s principal lender was its largest shareholder as of October 31, 2020 and until November 5, 2020. See Note 14. As of October 31, 2020 and April 30, 2020, the Company owed its principal lender, under a secured lending agreement, $1,000,000. Under the existing loan agreement, as amended, the maximum amount of the loan is $1,250,000, and the loan matures on January 31, 2021. This shareholder owned 135,687 shares of common stock, or 32.3% of the 419,455 shares issued and outstanding as of October 31, 2020. Accrued interest payable on this secured loan as of October 31, 2020 and April 30, 2020 amounted to $37,536 and $31,235, respectively.

Compensation to officers in the six- and three-month periods ended October 31, 2020 and 2019 consisted of common stock valued at $164,885 and $82,263 respectively, and cash wages of $138,462 and $72,000, respectively.

Compensation to a related party consultant in the six-and three-month periods ended October 31, 2020 and 2019 consisted of common stock valued at $38,757 and $19,378, respectively, and cash payments of $46,154 and $24,000, respectively. This consultant is also the controlling shareholder of Zelgor Inc. and the Company’s earned revenues from Zelgor Inc. of $1,400,000 and $350,000 in the six- and three-month periods ended October 31, 2020.

The Company owes a director $16,680 as of October 31, 2020 and April 30, 2020, which is recorded as accounts payable, plus $15,000 in a non-interest-bearing note payable. Also included in related-party accounts payable is $34,490 due to a company controlled by a different director.

Note 8 – Stockholders’ Equity

The Company is authorized to issue 900,000,000 shares of its common stock, par value $0.001. As of October 31, 2020 and April 30, 2020, 419,455 and 417,059 shares were outstanding, respectively.

In August 2020, the board of directors authorized a reverse split of the common stock on a 1-for-2,000 basis, whereby the Company issued to each of its stockholders one share of Common Stock for every 2,000 shares of common stock held by such stockholder. The reverse split was effective on November 5, 2020. The financial statements as of and for the six- and three-month periods ended October 31, 2020 and 2019 have been adjusted to give effect to the reverse split. The effect of this adjustment was to reduce the common stock balance sheet account and increase the balance sheet account for capital in excess of par value by $835,642 as of October 31, 2020. As of April 30, 2020, the balance sheet accounts for capital in excess of par value and for common stock were increased and decreased by $830,852, respectively.

In the first quarter of fiscal 2021, the Company issued an aggregate of 156 shares of restricted stock to its Chief Marketing Officer as compensation. The shares were valued at the market price on the date of issuance for a total of $1,406.

In the second quarter of fiscal 2021, the Company issued an aggregate of 156 shares of restricted stock to its Chief Marketing Officer and 2,084 shares to its Director of Business Development as compensation. The shares were valued at the market price on the date of issuance for a total of $18,557.

In the first quarter of fiscal 2020, the Company issued an aggregate of 2,812,500 shares of restricted stock to its Chief Executive Officer, Chief Financial Officer and Chief Marketing Officer as compensation. The shares were valued at the market price on the date of issuance for a total of $19,688.

On September 9, 2019, the Company signed a stock-based compensation agreement, ending on July 31, 2021, with its Chief Executive Officer. The Company issued 12,500 shares of its common stock in conjunction with this agreement. The shares were valued at the market price on the date of issuance for a total of $305,000.

On September 9, 2019, the Company signed a stock-based compensation agreement with its Chief Financial Officer, ending on July 31, 2021. The Company issued 12,500 shares of its common stock in conjunction with this agreement. The shares were valued at the market price on the date of issuance for a total of $305,000.

On September 9, 2019, the Company signed stock-based compensation agreements with two consultants, ending on July 31, 2021. The Company issued 6,250 shares of its common stock to each consultant in conjunction with these agreements. The shares were valued at the market price on the date of issuance for a total of $305,000. One of the consultants is considered a related party and provides marketing and business development services to the Company. The second consultant provides business services to public companies.

On October 31, 2019, the Company recorded the issuance of 156 shares of common stock to its Chief Marketing Officer. The shares were valued at the market price on the date of issuance for a total of $2,344 and recorded as an expense in the quarter ended October 31, 2019.

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

Note 10 – Stock-Based Compensation Plans

The Company entered consulting agreements to issue common stock and recorded the applicable non-cash expense in accordance with the authoritative guidance of the Financial Accounting Standards Board.  For the six- and three-month periods ended October 31, 2020, the Company recorded $259,909 and $138,531, respectively, in stock-based compensation expense. For the six- and three-month periods ended October 31, 2019, the Company recorded $108,531 and $80,021, respectively, in stock-based compensation expense.

As of October 31, 2020, there was $369,064 of prepaid stock-based compensation expense for services that end on August 31, 2021.

As of October 31, 2020, an aggregate of 938 and 10,417 shares of common stock can be earned by the Company’s Chief Marketing Officer and Director of Business Development, respectively, from unvested stock grants. For the Chief Marketing Officer, shares vest at a rate of 156 shares per quarter, over the next six quarters. For the Director of Business Development, shares vest at a rate of 260 shares per month, over the next forty months.

The components of the stock-based compensation expense are presented in the following table:

Stock-based compensation expense	Six Months Ended October 31, 2020	Six Months Ended October 31, 2019	Three Months Ended October 31, 2020	Three Months Ended October 31, 2019
Chief Executive Officer	$81,216	$31,702	$40,608	$22,952
Chief Financial Officer	81,216	31,702	40,608	22,952
Chief Marketing Officer	2,453	4,531	1,047	2,343
Related party consultant	38,757	11,476	19,379	11,476
Director of Business Development	17,510	—	17,510	—
Marketing consultant	—	17,644	—	8,822
Business consultant	38,757	11,476	19,379	11,476
Total stock-based compensation expense	$259,909	$108,531	$138,531	$80,021

The table below presents the prepaid compensation expense as of October 31, 2020 and April 30, 2020:

Description	October 31, 2020	April 30, 2020
Chief Executive Officer	$120,499	$201,715
Chief Financial Officer	120,499	201,715
Related party consultant	64,033	102,790
Business consultant	64,033	102,790
Total	$369,064	$609,010

Note 11 – Deposits and Commitments

The Company utilizes office space in Boston, Massachusetts, under a month-to-month lease agreement that allows to company to end its lease by providing 30-day written notice. The lease agreement includes a deposit of $6,300.

Note 12 – Concentrations

For the six- and three-month periods ended October 31, 2020, the Company had one customer that constituted 56% and 48% of its revenues, respectively, and a second customer that constituted 26% and 27% of its revenues, respectively. For the six- and three-month periods ended October 31, 2019, the Company had one customer that constituted 65% and 75% of its revenues, respectively; a second customer that constituted 18% and 8% of its revenues, respectively; and a third customer that constituted 11% and 13% of its revenues, respectively.

Note 13 – Investments

In May 2020, the Company entered a consulting contract with Watch Party LLC (“WP”), which allowed the Company to receive up to 110,000 membership interest units of WP in return for consulting services. The WP units are valued at $2.14 per unit based on a sales price of $2.14 per unit on an online funding portal, resulting in revenues of $235,400 and $208,650 for the six- and three-months ended October 31, 2020.

In May 2020, the Company entered a consulting contract with ChipBrain LLC (“Chip”), which allowed the Company to receive up to 710,200 membership interest units of Chip in return for consulting services. The Chip units are valued at $0.93 per unit based on a sales price of $0.93 per unit on an online funding portal, resulting in revenues of $660,486 and $195,486 for the six- and three-months ended October 31, 2020.

In May 2020, the Company entered a consulting contract with Zelgor Inc. (“Zelgor”), which allowed the Company to receive up to 1,400,000 shares of common stock of Zelgor in return for consulting services. The Company earned 1,050,000 shares in the quarter ended July 31, 2020 and 350,000 shares in the quarter ending October 31, 2020. The Zelgor shares are valued at $1.00 per share based on a sales price of $1.00 per share on an online funding portal, resulting in revenues of $1,400,000 and $1,050,000 for the six- and three-months ended October 31, 2020. The $1.00 per share valuation was derived based on a combination of multiple transactions on a secondary trading platform in which shares were purchased at $1.00 per share, and two private offerings of shares, one at a selling price of $0.50 per share and the other at $2.00 per share.

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

In August 2019, the Company entered a consulting contract with Kingscrowd LLC (“Kingscrowd”), which allowed the Company to receive 300,000 membership interest units of Kingscrowd in return for consulting services. The Kingscrowd units are valued at $1.80 per unit based on a sales price of $1.80 per unit when the units were earned, or $540,000. Kingscrowd units currently trade at a price of $2.75 per unit on a secondary trading platform.

During fiscal 2019, the Company entered a consulting contract with NetCapital Systems LLC (“NetCapital”), which allowed the Company to receive up to 1,000 membership interest units of NetCapital in return for consulting services. The Company earned 40 units in the quarter ended July 31, 2020, at a value of $91.15 per unit, or $3,646. The Company earned all 1,000 Netcapital units but sold a portion of the units in fiscal 2020 at a sales price of $91.15 per unit. As of October 31, 2020, the Company owns 528 Netcapital units, at a value of $48,128.

On July 20, 2020 the Company entered a consulting agreement with Vymedic, Inc. which gives the Company a $50,000 fee over a 5-month period. Half the fee is payable in stock and half is payable in cash. As of October 31, 2020, the Company had earned $15,000 worth of stock.

The following table summarizes the components of investments as of October 31, 2020 and April 30, 2020:

	October 31, 2020	April 30, 2020

Netcapital Systems LLC	$48,128	$44,482
Watch Party LLC	235,400	—
Zelgor Inc.	1,400,000	—
ChipBrain LLC	660,486	—
Vymedic, Inc.	15,000	—
Deuce Drone LLC	822,500	822,500
Kingscrowd LLC	540,000	540,000
Total Investments at cost	$3,721,514	$1,406,982

The above investments do not have a readily determinable fair value, as identified in ASC 321-10-35-2, and all investments are measured at cost less impairment. The Company monitors the investments for any changes in observable prices from orderly transactions.

Note 14 – Subsequent Events

In addition to the reverse split on November 5, 2020 (see Note 8), the Company changed its name to Netcapital Inc. On August 23, 2020, the Company entered into an Agreement and Plan of Merger (“Agreement”) whereby NetCapital Systems LLC (“Systems”) would become an 80% owner of the Company. Pursuant to the requirements of this agreement, the Company filed a definitive information statement on September 21, 2020 to change the Company’s corporate name from ValueSetters, Inc. to NetCapital Inc and to amend the Company’s Articles of Incorporation to effect a stock combination, or reverse stock split, pursuant to which 2,000 shares of the Company’s common stock would be exchanged for one new share of common stock. In conjunction with the merger agreement, the Company issued 1,666,360 to Systems on November 5, 2020.

The Agreement calls for a tax-free merger of Netcapital Funding Portal Inc. (“NFPI”), a wholly owned subsidiary of Systems, with Netcapital Acquisition Vehicle Inc., an indirect wholly owned subsidiary of the Company, wherein NFPI is the surviving corporation. This transaction is designed to enhance the Company’s revenues and ability to provide services to democratize the private capital markets while helping companies at all stages to build, grow and fund their businesses with a full range of services from strategic advice to raising capital. As a result of the transaction, the company is expected to be a leading provider of private capital transactions for entrepreneurs seeking to raise money under the exemption provided by section 4(a)(6) of the Securities Act of 1933.

ASC 805-10-25-4 requires the identification of one of the combining entities in each business combination as the acquirer. Upon evaluation of the components of the business combination, including the relative voting rights in the combined entity, the composition of the governing body and senior management of the combined entity, the relative size of each entity and the terms of the exchange of equity interests, the Company intends to record the transaction in the third quarter of fiscal 2021 as a purchase.

The following table summarizes the value of the consideration for NFPI and the amounts of the assets acquired and liabilities assumed in conjunction with the Agreement.

Consideration: 1,666,360 shares of common stock of the Company	$11,331,248

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$358,634
Prepaid expenses	6,070
Receivable from Netcapital Systems	295,000
Accounts payable	(31,269)
Platform users	5,118,857
Platform investors	4,546,318
Platform issuers	652,932
Unpatented technology	384,706
Total identifiable net assets	$11,331,248

The fair value of the common shares issued as the consideration for NFPI was determined on the basis of the closing market price of the Company’s common shares on the date the shares were issued. The fair value of the assets and the liabilities of NFPI equaled their book value. Four identifiable intangible assets were valued; platform users, platform investors, platform issuers and unpatented technology (collectively the “Intangible Assets”). The estimated market value of the Intangible assets is approximately $27,800,000. These values are derived from comparing the NFPI Intangible Assets to the values recorded by funding portal offerings of NFPI’s competitors in public filings via Regulations CF and Regulation A. The Agreement was not completed in the current reporting quarter, and therefore the Company has not finished its evaluation of the Intangible Assets. The fair value of the acquired Intangible Assets is provisional pending receipt of the final valuations for those assets.

The excess of purchase price over the total identifiable tangible net assets is estimated to be $628,435, which leaves an aggregate value of $10,702,813 to be assigned to the Intangible Assets. The estimated value of the $27,800,000 of Intangible Assets is allocated on a percentage basis in the above table to equal $10,702,813.

None of NFPI’s revenues and earnings are included in the Company’s consolidated income statements for the six months ended October 31, 2020 and 2019. If the entities had been combined for these two reporting periods, the supplemental pro forma revenues and earnings are as follows:

	Revenues	Earnings

Supplemental pro forma for 4/1/20 – 10/31/20	$2,866,063	$282,264
Supplemental pro forma for 4/1/19 – 10/31/19	$1,018,200	$680,212

Included in the supplemental pro forma information above is revenue earned by the Company from Netcapital Systems LLC of $18,646 and $152,864 in the six-month periods ended October 31, 2020 and 2019, respectively.

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

The new regulations were approved on November 2, 2020 and will be effective 60 days after publication in the Federal Register. For many small- and medium-sized businesses, this exempt offering framework is the only viable channel for raising capital. The amended regulations are designed to:

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

The SEC proposed revisions to the offering and investment limits, which we believe will have a positive impact on our business. For Reg CF, the new rules include:

·	raising the offering limit in Reg CF from $1.07 million to $5 million;
·	amending the investment limits for investors in Reg CF offerings by:
·	not applying any investment limits to accredited investors; and
·	revising the calculation method for investment limits for non-accredited investors to allow them to rely on the greater of their annual income or net worth when calculating the limit on how much they can invest.

We believe these actions by the SEC will enhance the value of funding portals and strengthen the online capital raising process in private equity. Consequently, we negotiated a transaction that consolidates the operations of a Reg CF funding portal, Netcapital.com (“Funding Portal”), with our financial results. Funding Portal operates a Title III JOBS Act funding portal, and as of today is one of only a few dozen FINRA approved Reg CF portals.

A new issuer launched on Funding Portal on November 26, 2020, and raised $1,070,000, the maximum amount allowed, within three hours. We anticipate this issuer will come back to Funding Portal to raise additional money once the $5 million ceiling is instituted. We believe the increase of the maximum offering limit to $5 million will be beneficial to many issuers and to our company, as many issuers need more than $1.07 million in private capital and are capable of raising up to $5 million.

For the past three years we have provided consulting services to Netcapital. In addition to the services we provided to Netcapital, we provide consulting services to some of our clients that utilize the Funding Portal website to raise money from non-accredited and accredited investors. We believe we have been successful in providing advice and digital marketing services to our clients, who are allowed to advertise their fundraising, in conjunction with advertising provisions contained in the JOBS Act. During the past three years, many high-tech firms have become our clients, including Kingscrowd LLC, Deuce Drone LLC and ChipBrain LLC. These companies have contributed to our growth and we own minority positions in them.

Our limited operating history and the uncertain nature of our future operations and the markets we address or intend to address make prediction of our future results of operations difficult.

Results of Operations

For the Six Months Ended October 31, 2020 Compared to the Six Months Ended October 31, 2019

Our revenues for the six months ended October 31, 2020 increased by $1,657,761, or 198%, to $2,493,486 as compared to $835,725 reported for the six months ended October 31, 2019.  The increase in revenues is attributable to an increase in consulting services, and specifically to two customers that accounted for an aggregate of 82% of our revenues, or $2,060,486 in the six months ended October 31, 2020.

Costs of revenues increased by $709,376 to $714,224 for the six-months ended October 31, 2020 from $4,848 reported in the six-months ended October 31, 2020.  The increase is primarily attributable to our increased revenues and the change in our strategy of how we accelerate the product development for the companies we invest in.

Stock-based compensation expense increased by $151,378, or 139%, to $259,909 for the six months ended October 31, 2020, as compared to $108,531 reported for the six months ended October 31, 2019. The increase in expense is due to a higher price per share of our stock at the time when stock grants were issued for stock-based compensation earned in fiscal 2021 as compared for fiscal 2020.

Consulting expense decreased by $75,115, or 94%, to $5,085 for the six months ended October 31, 2020, from $80,200 for the six months ended October 31, 2019.  The decrease is attributed to our increase in wages during the six-month period ended October 31, 2020.

Wages totaled $1,296,333 for the six months ended October 31, 2020, compared to wages of $0 for the six months ended October 31, 2019.  The increase is due to our efforts to pay regular cash compensation to our executives, instead of only stock-based compensation, to hire personnel to provide additional services to our clients and to allow us to segregate duties and enhance internal controls over financial reporting.

Selling, general and administrative expenses increased by $42,217, or 127%, to $75,500 for the six months ended October 31, 2020, from $33,283 for the six months ended October 31, 2019.  The increase is primarily attributed to increased levels of customer service and sales activity.

Interest expense increased by $13,950, or 145%, to $23,564 for the six-month period ended October 31, 2020, as compared to $9,614 for the six months ended October 31, 2019.  Our debt balances were higher at October 31, 2020 as compared to October 31, 2019 due to two new loans totaling $2,385,800 in fiscal 2021.

For the Three Months Ended October 31, 2020 Compared to the Three Months Ended October 31, 2019

Our revenues for the three-months ended October 31, 2020 increased by $14,171, or 2%, to $731,164 as compared to $716,993 reported for the three months ended October 31, 2019.  The increase in revenues is attributable to an increase in consulting services, and specifically to two customers that accounted for a total of 75% of our revenues, or $545,486 in the three months ended October 31, 2020.

Costs of revenues increased by $280,723 to $283,205 for the three-months ended October 31, 2020 from $2,482 reported in the three-months ended October 31, 2019.  The increase is primarily attributable to the change in our strategy of how we spend money to help accelerate the product development for the companies we invest in.

Stock-based compensation increased by $58,510, or 73%, to $138,531 for the three-months ended October 31, 2020 from $80,021 reported in the three-months ended October 31, 2019.  The increase in expense is primarily due to the higher price per share of our stock at the time when stock grants were issued for stock-based compensation earned in fiscal 2021 as compared for fiscal 2020.

Consulting expense decreased by $37,906, or 92%, to $3,094 for the three months ended October 31, 2020, from $41,000 for the three months ended October 31, 2019.  The decrease is attributed to our increase in wages during the six-month period ended October 31, 2020.

Wages totaled $200,213 for the three months ended October 31, 2020, compared to wages of $0 for the three months ended October 31, 2019.  The increase is due to our efforts to pay regular cash compensation to our executives, instead of only stock-based compensation, to hire personnel to provide additional services to our clients and to allow us to segregate duties and enhance internal controls over financial reporting.

Selling, general and administrative expenses increased by $4,458, or 15%, to $34,361 for the three-months ended October 31, 2020 from $29,903 reported in the three-months ended October 31, 2019.  The increase is primarily attributable to increased levels of customer service and sales activity.

Interest expense increased by $8,400, or 172%, to $13,281 for the three-month period ended October 31, 2020, as compared to $4,881 for the three months ended October 31, 2019.  Our debt balances were higher as of October 31, 2020 as compared to October 31, 2019 due to two new loans totally $2,385,800 in fiscal 2021.

Liquidity and Capital Resources

On October 31, 2020, we had cash and cash equivalents of $455,994 and negative working capital of $1,867,687 as compared to cash and cash equivalents of $11,206 and negative working capital of $877,581 on April 30, 2020.

Net cash used in operating activities amounted to $1,941,012 in the six-months ended October 31, 2020 as compared to net cash provided by operating activities of $16,432 in the six months ended October 31, 2019. The principal source of cash from operating activities in the six-months ended October 31, 2020 was net income of $60,893 and a non-cash item, stock-based compensation of $259,909. However, these items were offset by changes in non-cash revenue from the receipt of equity of $2,314,532. The principal source of cash from operating activities in the six-months ended October 31, 2019 was net income of $566,926 and a non-cash item, stock-based compensation of $108,531. However, these items were offset by changes in non-cash revenue from the receipt of equity of $653,864 and changes in non-cash working capital balances, which used cash totaling $5,161.

There was no investing activity in the six-months ended October 31, 2020 and 2019.

For the six months ended October 31, 2020, net cash provided by financing activities amounted to $2,385,800, which consisted of two loans from the U.S. Small Business Administration. For the six months ended October 31, 2019, net cash used in financing activities amounted to $4,300, which consisted of principal payments of outstanding related-party debt.

In the six-months ended October 31, 2020 and 2019, there were no expenditures for capital assets.  We do not anticipate any capital expenditures in fiscal 2021.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern. However, management anticipates that we will be dependent, for the near future, on additional capital to fund our operating expenses and anticipated growth, which we intend to achieve through consulting services and the further development of a private equity platform for raising capital. In the quarter ended July 31, 2020, we borrowed $2,385,800 to accelerate our growth and the growth of early-stage companies that we invested in. However, we now have to plan for new future payments to service our debt. Furthermore, the most recent report of our independent registered public accounting firm expresses doubt about our ability to continue as a going concern.

We owe a related party $1,000,000 under a secured term loan that matures on January 31, 2021. We believe we can renegotiate the payment terms of the loan. Any demand for payment from a related party will have an adverse impact on our ability to achieve our longer-term business objectives and will adversely affect our ability to continue operating as a going concern.

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

We have no off-balance sheet arrangements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended October 31, 2020, we issued 156 shares of common stock to our Chief Marketing Officer and 260 shares of our common stock to our Director of Business Development, as stock-based compensation.

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

Date: December 15, 2020	NETCAPITAL INC.

By: /s/ Cecilia Lenk
Cecilia Lenk
Chairman of the Board and Chief Executive Officer

By: /s/ Coreen Kraysler
Coreen Kraysler
Principal Financial Officer

