Form 10-Q
period 2021-01-31
Netcapital Inc.
filed 2021-03-22
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2021

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55036

NETCAPITAL INC.
(Exact name of registrant as specified in its charter)

Utah	87-0409951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

State Street Financial Center, 1 Lincoln Street Boston MA 02111
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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

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

As of March 22, 2021, the Company had 2,156,752 shares of its common stock, par value $0.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NETCAPITAL INC.

Condensed Consolidated Balance Sheets

	January 31, 2021	April 30, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$286,461	$11,206
Accounts receivable, net of allowance of $29,000	972,586	—
Prepaid expenses	258,306	465,555
Total current assets	1,517,353	476,761
Deposits	6,300	6,300
Deferred income tax asset	137,712	180,000
Non-current prepaid expenses	—	143,455
Purchased technology and customers	14,803,954	—
Investments at cost	3,726,514	1,406,982
Total assets	$20,191,833	$2,213,498

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable
Trade	$311,357	$278,752
Related party	3,868,686	16,680
Accrued expenses	428,075	149,835
Deferred revenue	589	656
Notes payable – related parties	22,860	15,000
Secured noted payable	1,000,000	1,000,000
Interest payable – related parties	—	31,235
Current portion of long-term debt	1,584,115	—
Loan payable – bank	34,324	34,324
Demand notes payable	—	7,860
Total current liabilities	7,250,006	1,534,342

Small Business Administration loans payable	801,685	—
Total liabilities	8,051,691	1,534,342

Commitments and Contingencies	—	—

Stockholders’ equity:
Common stock, $.001 par value; 900,000,000 shares authorized, 2,081,752 and 417,059 shares issued and outstanding at Jan. 31, 2021 and April 30, 2020, respectively	2,081	417
Capital in excess of par value	14,496,808	3,141,021
Accumulated deficit	(2,358,747)	(2,462,282)
Total stockholders’ equity	12,140,142	679,156
Total liabilities and stockholders’ equity	$20,191,833	$2,213,498

See Accompanying Notes to the Consolidated Financial Statements

NETCAPITAL INC.

Condensed Consolidated Statements of Operations
(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	January 31, 2021	January 31, 2020	January 31, 2021	January 31, 2020

Revenues	$3,770,813	$1,593,130	$1,277,327	$757,405
Cost of revenues	730,343	8,210	16,119	3,362
Gross profit	3,040,470	1,584,920	1,261,208	754,043

Costs and expenses:
Stock-based compensation	386,121	232,461	126,212	123,930
Consulting fees	5,085	87,400	—	7,200
Marketing	21,620	9,665	12,838	3,063
Rent	39,516	38,050	12,718	12,329
Wages and payroll expense	2,153,561	—	857,228	—
Selling, general and administrative	235,054	40,941	159,554	7,658
Total costs and expenses	2,840,957	408,517	1,168,550	154,180

Income from operations	199,513	1,176,403	92,658	599,863

Other income (expense):
Interest expense	(53,690)	(14,303)	(30,126)	(4,689)
Total other income (expense)	(53,690)	(14,303)	(30,126)	(4,689)
Net income before taxes	145,823	1,162,100	62,532	595,174
Income tax	(42,288)	—	(19,890)	—
Net income	$103,535	$1,162,100	$42,642	$595,174

Basic earnings per share	$0.11	$2.89	$0.02	$1.43
Diluted earnings per share	$0.11	$2.89	$0.02	$1.43

Weighted average number of common shares outstanding:
Basic	948,058	402,284	2,012,723	415,324
Diluted	948,058	402,284	2,012,723	415,324

See Accompanying Notes to the Financial Statements

NETCAPITAL INC.
Condensed Consolidated Statements of Stockholders' Equity
For the Nine Months Ended January 31, 2021 and the Years Ended April 30, 2020, and 2019
(Unaudited)

Capital in
		Excess of	Accumulated	Total
Shares	Amount	Par Value	Deficit	Equity

Balance, April 30, 2018	367,273	$367	$2,165,655	$(3,650,013)	$(1,483,991)
Net loss, July 31, 2018	—	—	—	(7,207)	(7,207)
Q1 stock-based compensation	1,969	2	6,693	—	6,695
Q1 stock issued for purchase	100	—	700	—	700
Balance, July 31, 2018	369,342	369	2,173,048	(3,657,220)	(1,483,803)
Net loss, October 31, 2018	—	—	—	(20,355)	(20,355)
Q2 stock-based compensation	4,131	5	12,203	—	12,208
Q2 sale of common stock	1,400	1	4,999	—	5,000
Balance, October 31, 2018	374,873	375	2,190,250	(3,677,575)	(1,486,950)
Net income, January 31, 2019	—	—	—	12,391	12,391
Q3 stock-based compensation	1,406	1	3,374	—	3,375
Balance, January 31, 2019	376,279	376	2,193,624	(3,665,184)	(1,471,184)
Net income, April 30, 2019	—	—	—	598,051	598,051
Q4 stock-based compensation	1,406	2	7,873	—	7,875
Balance, April 30, 2019	377,685	378	2,201,497	(3,067,133)	(865,258)
Net income, July 31, 2019	—	—	—	24,475	24,475
Q1 stock-based compensation	1,406	1	19,687	—	19,688
Balance, July 31, 2019	379,091	379	2,221,184	(3,042,658)	(821,095)
Net income, October 31, 2019	—	—	—	542,451	542,451
Q2 stock-based compensation	37,656	38	917,305	—	917,343
Balance, October 31, 2019	416,747	417	3,138,489	(2,500,207)	638,699
Net income, January 31, 2020	—	—	—	595,174	595,174
Q3 stock-based compensation	156	—	1,500	—	1,500
Balance, January 31, 2020	416,903	417	3,139,989	(1,905,033)	1,235,373
Q4 stock-based compensation	156	—	1,032	—	1,032
Net loss, April 30, 2020	—	—	—	(557,249)	(557,249)
Balance, April 30, 2020	417,059	417	3,141,021	(2,462,282)	679,156
Net income July 31, 2020	—	—	—	30,871	30,871
Q1 stock-based compensation	156	—	1,406	—	1,406
Balance July 31, 2020	417,215	417	3,142,427	(2,431,411)	711,433
Net income October 31, 2020	—	—	—	30,022	30,022
Q2 stock-based compensation	2,240	2	18,555	—	18,557
Balance, October 31, 2020	419,455	419	3,160,982	(2,401,389)	760,012
Shares issued to acquire funding portal	1,666,360	1,666	11,329,582	—	11,331,248
Net income January 31, 2021	—	—	—	42,642	42,642
Return of common stock	(5,000)	(5)	5	—	—
Q3 stock-based compensation	937	1	6,239	—	6,240
Balance, January 31, 2021	2,081,752	$2,081	$14,496,808	$(2,358,747)	$12,140,142

See Accompanying Notes to the Consolidated Financial Statements

NETCAPITAL INC.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	January 31,	January 31,
	2021	2020

Operating activities
Net income	$103,535	$1,162,100
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	386,121	232,461
Non-cash revenue from receipt of equity	(2,319,532)	(1,410,796)
Provision for bad debts	29,000	—
Changes in deferred tax assets	42,288
Changes in non-cash working capital balances
Accounts receivable	(1,001,586)	6,000
Contracts receivable	—	15,000
Prepaid expense	(3,144)	—
Accrued expenses	250,587	(12,742)
Accounts payable – related party	37,314	—
Interest payable – related party	—	12,183
Deferred revenue	(67)	(15,086)
Cash provided by (used in) operating activities	(2,475,484)	(10,880)

Investing activities
Proceeds from purchase of funding portal	364,939	—
Cash provided by investing activities	364,939	—

Financing activities
Proceeds from SBA loans	2,385,800	—
Payment on related party note	—	(4,300)
Cash provided by (used in) financing activities	2,385,800	(4,300)

Increase (decrease) in cash and cash equivalents during the period	275,255	(15,180)
Cash and cash equivalents, beginning of the period	11,206	19,110
Cash and cash equivalents, end of the period	$286,461	$3,930

Cash paid for:
Interest	$1,595	$2,120
Income taxes	$—	$—
Non-cash financing activities
Common stock issued as prepaid compensation	$—	$915,000

See Accompanying Notes to the Consolidated Financial Statements

NETCAPITAL INC.

Notes To Condensed Consolidated Financial Statements (Unaudited)

Note 1– Basis of Presentation

Netcapital Inc. (“we,” “our,” or the “Company”) is a fintech company dedicated to democratizing private capital markets. We help companies at all stages to build, grow and fund their businesses with a full range of services from strategic advice to raising capital. One of our subsidiaries, Netcapital Funding Portal Inc., which we purchased effective November 5, 2020, allows companies to close capital digitally and provides investors access to pre-IPO investment opportunities. A second subsidiary, Netcapital Advisors Inc., which we incorporated in Delaware on August 25, 2020, provides professional advice to entrepreneurs and assists companies with digital marketing, business planning and raising capital. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of significant intercompany balances and transactions. The Company has an April 30 fiscal year end.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine- and three-month periods ended January 31, 2021, are not necessarily indicative of the results that may be expected for the fiscal year ended April 30, 2021. For further information, refer to the audited financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended April 30, 2020.

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

Note 2 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company has negative working capital and short-term debt of more than $2,500,000. In addition, the Company may be unable to meet all of its obligations as they become due. The Company believes that its existing cash resources may not be sufficient to fund its debt payments and working capital requirements. The Company anticipates a majority of its debt payments will be forgiven under the provisions of an SBA loan program, and such forgiveness will alleviate the uncertainty of being able to fund its debt service requirements

The Company may not be able to raise sufficient additional debt, equity, or other cash on acceptable terms, if at all. Failure to generate sufficient revenues, obtain loan forgiveness, achieve certain other business plan objectives or raise additional funds could have a material adverse effect on the Company’s results of operations, cash flows and financial position, including its ability to continue as a going concern, and may require it to significantly reduce, reorganize, discontinue or shut down its operations.

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

Management’s plans include:

1.	Leverage the rapid month-to-month growth of its recently acquired subsidiary, Netcapital Funding Portal Inc (“FP”). FP’s revenues have grown every month since October 2020 and FP receives a 4.9% fee on all investments made on Netcapital.com.

2.	Renegotiate the payment terms of an SBA loan.

3.	Continue to provide consulting services and continue to charge both a cash fee and an equity-based fee, when possible, in exchange for these services.

Management has determined, based on the debt balances it is carrying, that without debt forgiveness on its SBA loans, it is not probable that management’s plan will sufficiently alleviate or mitigate, to a sufficient level, the relevant conditions or events noted above. Accordingly, the management of the Company has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements.

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

The Company identifies performance obligations in contracts with customers, which primarily are professional services, listing fees on our funding portal, and a portal fee of 4.9% of the money raised on the funding portal. The transaction price is determined based on the amount the Company expects to be entitled to receive in exchange for transferring the promised services to the customer. The transaction price in the contract is allocated to each distinct performance obligation in an amount that represents the relative amount of consideration expected to be received in exchange for satisfying each performance obligation. Revenue is recognized when performance obligations are satisfied. The Company bills its customers for professional services and listing fees at a negotiated price. The portal fee is fixed at 4.9%. Most of the Contracts are typically one year or less. For larger contracts, in addition to the initial payment, the Company may allow for progress payments throughout the term of the contract.

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

Remaining Performance Obligations

The Company's subscription terms are typically less than one year. All of the Company’s revenues in the nine- and three-month periods ended January 31, 2021 and 2020 are considered contract revenues. Contract revenue as of January 31, 2021 and April 30, 2020, which has not yet been recognized, amounted to $589 and $656, respectively, and is recorded on the balance sheet as deferred revenue. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Note 4 – Earnings Per Common Share

Income per common share data was computed as follows:

	Nine Months Ended January 31, 2021	Nine Months Ended January 31, 2020	Three Months Ended January 31, 2021	Three Months Ended January 31, 2020
Net income attributable to common stockholders – basic	$103,535	$1,162,100	$42,642	$595,174
Adjustments to net income	—	—	—	—
Net income attributable to common stockholders – diluted	$103,535	$1,162,100	$42,642	$595,174

Weighted average common shares outstanding – basic	948,058	402,284	2,012,723	415,324
Effect of dilutive securities	—	—	—	—
Weighted average common shares outstanding – diluted	948,058	402,284	2,012,723	415,324

Earnings per common share – basic	$0.11	$2.89	$0.02	$1.43
Earnings per common share – diluted	$0.11	$2.89	$0.02	$1.43

For the nine- and three-month periods ended January 31, 2020 and 2019, the Company had no convertible or dilutive securities.

Note 5 – Principal Financing Arrangements

The following table summarizes components debt as of January 31, 2021 and April 30, 2020:

	January 31, 2021	April 30, 2020	Interest Rate

Secured lender (affiliate)	$1,000,000	$1,000,000	8.00%
Notes payable – related parties	22,860	15,000	0.0%
Demand notes payable	-	7,860	0.0%
U.S. SBA loan	500,000	-	3.75%
U.S. SBA loan	1,885,800	-	1.0%
Loan payable – bank	34,324	34,324	5.5%
Total Debt	$3,442,984	$1,057,184

As of January 31, 2021 and April 30, 2020, the Company owed its principal lender (“Lender”) $1,000,000 under a loan and security agreement (“Loan”) dated April 28, 2011, that was amended on July 26, 2014 and again on October 31, 2017. Until November 5, 2020, the Lender was also the largest shareholder of the Company, owning 135,676 shares of common stock, or 32.3% of the 419,455 shares issued and outstanding, as of October 31, 2020.

As of January 31, 2021, the Lender owns 6.5% of the outstanding common stock of the Company and is no longer considered a related party. The Loan was amended on October 31, 2017 to change the maturity date to October 31, 2020, reduce the interest rate from 8% to 1.25% per annum, and reduce the default interest rate from 15% to 8% per annum. The Loan was not paid when it matured on October 31, 2020. The Loan maturity date has been extended to April 30, 2021 and the annual interest rate has been raised to 8% per annum effective November 1, 2020.

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

As of January 31, 2021 and April 30, 2020, the Company’s related-party unsecured notes payable totaled $22,860 and $15,000, respectively. There are three notes, payable on demand, with a zero percent interest rate. Two of these notes, totaling $7,860, were not considered related party loans on April 30, 2020 and were recorded as demand notes payable on that date. The Company also owes $34,324 as of January 31, 2021 and April 30, 2020 to Chase Bank. The Company pays interest expense to Chase Bank, which is calculated at a rate of 5.5% per annum.

On May 6, 2020, the Company borrowed $1,885,800 (the “May Loan”) and on June 17, 2020 the Company borrowed $500,000 (the “June Loan”) from a U.S. Small Business Administration (the "SBA") loan program. The May Loan has an initial term of two years and an interest rate of 1% per annum. Principal payments are delayed until the Company negotiates with the lender as to the amount of principal that is subject to repayment. If repayment of the May Loan is required, payments begin after a six-month deferral period, in which interest accrues, and payments are to be made in equal installments of approximately $106,125 over an 18-month period. Of the $1,885,800 balance, $1,577,388 is considered a short-term liability. Accrued interest payable on the May Loan amounted to $13,950 as of January 31, 2020.

The June Loan requires installment payments of $2,437 monthly, beginning on June 17, 2021 over a term of thirty years. Interest accrues at a rate of 3.75% per annum. The Company agreed to grant a continuing security interest in its assets to secure payment and performance of all debts, liabilities, and obligations to the SBA. The June Loan was personally guaranteed by the Company’s Chief Financial Officer. $6,727 of the June Loan is recorded as a current liability and the remaining $493,273 is classified as a long-term liability. Accrued interest payable on the June Loan amounted to $11,661 as of January 31, 2021.

Note 6 – Income Taxes

As of January 31, 2021 and April 30, 2020, the Company had net operating loss carryforwards for federal income tax purposes of approximately $700,000 expiring in the years of 2021 through 2035.

The Tax Cuts and Jobs Act ("Tax Act") was enacted on December 22, 2017. Among numerous provisions, the Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and created new taxes on certain foreign sourced earnings. As a result of the Tax Act, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.

As of April 30, 2020, the Company had net deferred tax assets calculated at an expected rate of 21%, or approximately $180,000. As of April 30, 2020, the Company recognized the net deferred asset to the extent of the impact on current book earnings, as the Company’s management believed that historical, current, and expected earnings are sufficient to meet the more likely than not standard to enable the Company to recognize the net deferred tax asset. Given that management believes it is more likely than not that the company will utilize the deferred tax asset, there is no valuation allowance as of January 31, 2021 and April 30, 2020.

As of January 31, 2020, the deferred tax asset has been reduced to $137,712 by the tax provision of $42,288 for the nine months ended January 31, 2021. For the nine- and three-month periods ended January 31, 2021, the Company recorded tax expense of $42,288 and $19,890, respectively. Due to the availability of a net operating loss carryforward in fiscal 2020, for the nine- and three-month periods ended January 31, 2020, the Company recorded no tax expense.

Note 7 – Related Party Transactions

The Company’s majority shareholder, Netcapital Systems LLC, owns 1,671,360 shares of common stock, or 80.3% of the Company as of January 31, 2021. The Company has a demand note payable to Netcapital Systems LLC of $4,600 and a demand note payable to one of its managers of $3,200. In addition, the Company has accrued a payable of $3,817,516 for supplemental consideration owed in conjunction with its purchase of Netcapital Funding Portal Inc. This amount is scheduled to be paid off by the issuance of common stock. In total the Company owes its largest shareholder $3,822,176.

As of January 31, 2021 and April 30, 2020, the Company owes $34,490 and $0 to a company that is controlled by one of its directors.

Compensation to officers in the nine- and three-month periods ended January 31, 2021 consisted of common stock valued at $301,783 and $86,417 and cash wages of $210,462 and $72,000, respectively. Compensation to officers in the nine- and three-month periods ended January 31, 2020 consisted of common stock valued at $145,685 and $77,750 and cash wages of $62,000 and $0 respectively.

Compensation to a related party consultant in the nine-and three-month periods ended January 31, 2021and 2020 consisted of common stock valued at $38,757 and $19,378, respectively, and cash payments of $46,154 and $24,000, respectively. This consultant is also the controlling shareholder of Zelgor Inc. and the Company’s earned revenues from Zelgor Inc. of $1,400,000 and $350,000 in the nine- and three-month periods ended January 31, 2021.

The Company owes a director $16,680 as of January 31, 2021 and April 30, 2020, which is recorded as accounts payable, plus $15,000 in a non-interest-bearing note payable. Also included in related-party accounts payable is $34,490 due to a company controlled by a different director.

Note 8 – Stockholders’ Equity

The Company is authorized to issue 900,000,000 shares of its common stock, par value $0.001. As of January 31, 2021 and April 30, 2020, 2,081,752 and 417,059 shares were outstanding, respectively.

In August 2020, the board of directors authorized a reverse split of the common stock on a 1-for-2,000 basis, whereby the Company issued to each of its stockholders one share of Common Stock for every 2,000 shares of common stock held by such stockholder. The reverse split was effective on November 5, 2020. The financial statements as of and for the nine- and three-month periods ended January 31, 2021 and 2020 have been adjusted to give effect to the reverse split. As of April 30, 2020, the balance sheet accounts for capital in excess of par value and for common stock were increased and decreased by $830,852, respectively.

In the first quarter of fiscal 2021, the Company issued an aggregate of 156 shares of restricted stock to its Chief Marketing Officer as compensation. The shares were valued at $1,406.

In the second quarter of fiscal 2021, the Company issued an aggregate of 156 shares of restricted stock to its Chief Marketing Officer and 2,084 shares to its Director of Business Development as compensation. The shares were valued at $18,557.

In the third quarter of fiscal 2021, the Company issued an aggregate of 156 shares of restricted stock to its former Chief Marketing Officer and 781 shares of restricted stock to its current Chief Marketing Officer as compensation. The shares were valued at $6,240.

On November 5, 2020, the Company issued 1,666,360 shares of restricted stock to purchase Netcapital Funding Portal Inc. See Note 14.

In the first quarter of fiscal 2020, the Company issued an aggregate of 1,406 shares of restricted stock to its Chief Executive Officer, Chief Financial Officer and Chief Marketing Officer as compensation. The shares were valued at $19,688.

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

Note 10 – Stock-Based Compensation Plans

The Company entered consulting agreements to issue common stock and recorded the applicable non-cash expense in accordance with the authoritative guidance of the ASC 718 “Accounting for Stock-Based Compensation.”  For the nine- and three-month periods ended January 31, 2021, the Company recorded $386,121 and $126,212, respectively, in stock-based compensation expense. For the nine- and three-month periods ended January 31, 2020, the Company recorded $232,461 and $123,930, respectively, in stock-based compensation expense.

As of January 31, 2021, there was $249,092 of prepaid stock-based compensation expense for services that end on August 31, 2021.

As of January 31, 2020, an aggregate of 782 and 9,636 shares of common stock can be earned by the Company’s Marketing Manager and Chief Marketing Officer, respectively, from unvested stock grants. For the Marketing Manager, shares vest at a rate of 156 shares per quarter, over the next five quarters. For the Chief Marketing Officer, shares vest at a rate of 260 shares per month, over the next thirty-seven months.

The components of the stock-based compensation expense are presented in the following table:

Stock-based compensation expense	Nine Months Ended January 31, 2021	Nine Months Ended January 31, 2020	Three Months Ended January 31, 2021	Three Months Ended January 31, 2020
Chief Executive Officer	$121,824	$69,827	$40,608	$38,125
Chief Financial Officer	121,824	69,827	40,608	38,125
Chief Marketing Officer	3,492	6,031	1,039	1,500
Related party consultant	58,135	30,539	19,379	19,063
Director of Business Development	22,711	—	5,201	—
Marketing consultant	—	25,698	—	8,054
Business consultant	58,135	30,539	19,378	19,063
Total stock-based compensation expense	$386,121	$232,461	$126,212	$123,930

The table below presents the prepaid compensation expense as of January 31, 2021 and April 30, 2020:

Description	January 31,2021	April 30, 2020
Chief Executive Officer	$79,891	$201,715
Chief Financial Officer	79,891	201,715
Related party consultant	44,655	102,790
Business consultant	44,655	102,790
Total	$249,092	$609,010

Note 11 – Deposits and Commitments

The Company utilizes office space in Boston, Massachusetts, under a month-to-month lease agreement that allows the company to end its lease by providing 30-day written notice. The lease agreement includes a deposit of $6,300.

Note 12 – Concentrations

For the nine- and three-month periods ended January 31, 2021, the Company had one related party customer that constituted 37% and 0% of its revenues, respectively, a second customer that constituted 18% and 0% of its revenues, a third customer that constituted 13% and 37% of its revenues, respectively and a fourth customer that constituted 9% and 28% of its revenues, respectively. For the Nine- and three-month periods ended January 31, 2020, the Company had one customer that constituted 44% and 92% of its revenues, respectively; a second customer that constituted 34% and 0% of its revenues, respectively; and a third customer that constituted 13% and 8% of its revenues, respectively.

Note 13 – Investments

In May 2020, the Company entered a consulting contract with Watch Party LLC (“WP”), which allowed the Company to receive up to 110,000 membership interest units of WP in return for consulting services. The WP units are valued at $2.14 per unit based on a sales price of $2.14 per unit on an online funding portal, resulting in revenues of $235,400 and $0 for the nine- and three-months ended January 31, 2021.

In May 2020, the Company entered a consulting contract with ChipBrain LLC (“ChipBrain”), which allowed the Company to receive up to 710,200 membership interest units of ChipBrain in return for consulting services. The ChipBrain units are valued at $0.93 per unit based on a sales price of $0.93 per unit on an online funding portal, resulting in revenues of $660,486 and $0 for the nine- and three-months ended January 31, 2021.

In May 2020, the Company entered a consulting contract with a related party, Zelgor Inc. (“Zelgor”), which allowed the Company to receive up to 1,400,000 shares of common stock of Zelgor in return for consulting services. The Company earned 1,050,000 shares in the quarter ended July 31, 2020 and 350,000 shares in the quarter ending October 31, 2020. The Zelgor shares are valued at $1.00 per share based on a sales price of $1.00 per share on an online funding portal, resulting in revenues of $1,400,000 and $0 for the nine- and three-months ended January 31, 2021. The $1.00 per share valuation was derived based on a combination of multiple transactions on a secondary trading platform in which shares were purchased at $1.00 per share, and two private offerings of shares, one at a selling price of $0.50 per share and the other at $2.00 per share.

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

During fiscal 2019, the Company entered a consulting contract with NetCapital Systems LLC (“NetCapital”), which allowed the Company to receive up to 1,000 membership interest units of NetCapital in return for consulting services. The Company earned 40 units in the quarter ended July 31, 2020, at a value of $91.15 per unit, or $3,646. The Company earned all 1,000 Netcapital units but sold a portion of the units in fiscal 2020 at a sales price of $91.15 per unit. As of January 31, 2021, the Company owns 528 Netcapital units, at a value of $48,128.

On July 20, 2020 the Company entered a consulting agreement with Vymedic, Inc. for a $40,000 fee over a 5-month period. Half the fee is payable in stock and half is payable in cash. As of January 31, 2021, the Company had earned $40,000, including $20,000 worth of stock.

The following table summarizes the components of investments as of January 31, 2021 and April 30, 2020:

	January 31, 2021	April 30, 2020

Netcapital Systems LLC	$48,128	$44,482
Watch Party LLC	235,400	—
Zelgor Inc.	1,400,000	—
ChipBrain LLC	660,486	—
Vymedic, Inc.	20,000	—
Deuce Drone LLC	822,500	822,500
KingsCrowd LLC	540,000	540,000
Total Investments at cost	$3,726,514	$1,406,982

The above investments do not have a readily determinable fair value, as identified in ASC 321-10-35-2, and all investments are measured at cost less impairment. The Company monitors the investments for any changes in observable prices from orderly transactions.

Note 14 – Business Acquisition

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

The Agreement is a tax-free merger of Netcapital Funding Portal Inc. (“FP”), a wholly owned subsidiary of Systems, with Netcapital Acquisition Vehicle Inc., an indirect wholly owned subsidiary of the Company, wherein FP was the surviving corporation. This transaction is designed to enhance the Company’s revenues and ability to provide services to democratize the private capital markets while helping companies at all stages to build, grow and fund their businesses with a full range of services from strategic advice to raising capital. As a result of the transaction, the company is expected to be a leading provider of private capital transactions for entrepreneurs seeking to raise money under the exemption provided by section 4(a)(6) of the Securities Act of 1933, which allows private companies to raise up to $5 million every 12 months.

ASC 805-10-25-4 requires the identification of one of the combining entities in each business combination as the acquirer. Upon evaluation of the components of the business combination, including the relative voting rights in the combined entity, the composition of the governing body and senior management of the combined entity, the relative size of each entity and the terms of the exchange of equity interests, the Company recorded the transaction in the third quarter of fiscal 2021 as a purchase. In conjunction with the purchase, Systems agreed to vote all of its shares of common stock to support the resolutions of the existing board of directors of the Company.

The following table summarizes the value of the consideration for FP and the amounts of the assets acquired and liabilities assumed in conjunction with the Agreement.

Consideration: 1,666,360 shares of common stock of the Company	$11,331,248
Payment of promissory notes and interest	3,817,516
Total consideration	$15,148,764

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$358,634
Current assets	8,894
Accounts payable	(29,023)
Platform users	7,080,319
Platform investors	6,288,392
Platform issuers	903,125
Unpatented technology	532,118
Total identifiable net assets	$15,148,764

The fair value of the common shares issued as the consideration for FP was determined by the most recent (the prior day’s) closing price of the Company’s common shares at the time the shares were issued. The fair value of the assets and the liabilities of FP equaled their book value. Four identifiable intangible assets were valued; platform users, platform investors, platform issuers and unpatented technology (collectively the “Intangible Assets”). The estimated market value of the Intangible Assets is approximately $27,800,000. This amount is derived from valuing the IP functionality, brand, and license of FP at $1,000,000; valuing current issuers and pipeline issuers at approximately $14,000 each; valuing platform users at $382 each; and valuing investors at $1,025 each. These values are derived from comparing the FP Intangible Assets to the values recorded by funding portal offerings of FP’s competitors in public filings via Regulations CF and Regulation A.

The excess of purchase price over the total identifiable tangible net assets is $344,810, which leaves an aggregate value of $14,803,954 to be assigned to the Intangible Assets. The estimated value of the $27,800,000 of Intangible Assets is allocated on a percentage basis in the above table to equal $14,803,954.

None of FP’s revenues and earnings are included in the Company’s consolidated income statements through the day of closing of November 5, 2020. The consolidated income statements for the nine- and three-month periods ended January 31, 2021, include $353,041 in revenues from FP. If the entities had been combined for the two reporting periods, the supplemental pro forma revenues and earnings are as follows:

	Revenues	Earnings

Supplemental pro forma for 4/1/20 – 11/04/20	$2,866,063	$282,264
Supplemental pro forma for 4/1/19 – 11/04/19	$1,018,200	$680,212

Included in the supplemental pro forma information above is revenue earned by the Company from Netcapital Systems LLC of $18,646 and $152,864 in the six-month periods ended October 31, 2020 and 2019, respectively.

Note 15 – Subsequent Events

The Company issued 75,000 shares in February 2021 under a one-year consulting agreement.

In February 2021, the Company received an additional SBA loan of $1,885,800. The loan has an initial term of two years and an interest rate of 1% per annum. Principal payments are delayed until the Company negotiates with the lender as to the amount of principal that is subject to repayment. If repayment of the loan is required, payments begin after a six-month deferral period, in which interest accrues, and payments are to be made in equal installments of approximately $106,125 over an 18-month period.

In March 2021, the Company approved the issuance of approximately 398,000 shares of its common stock to pay the promissory notes and accrued interest payable of $3,817,516 in conjunction with the acquisition of FP.

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

Overview

Netcapital Inc. is a digital private markets ecosystem. We help private companies at all stages to build, grow, and fund their businesses with a full range of services from strategic advice to raising capital.

We specialize in Regulation Crowdfunding (“Reg CF”), under the provisions of Title III of the JOBS Act of 2012. We believe that new capital raising techniques, such as Reg CF, democratize capital raising, similar to the way that social networks democratize broadcast mechanisms that once belonged only to traditional media. Reg CF is one of three securities exemptions that enable online capital formation. Reg D 506(c) allows an unlimited amount of money to be raised from accredited investors. Reg A+ enables an issuer to raise up to $75 million online from anyone. Reg CF, the smallest of the crowdfunding exemptions, allows issuers to raise up to $5 million from non-accredited investors every 12 months.

We acquired Netcapital Funding Portal Inc (“FP”). Prior to March 15, 2021, the maximum dollar amount that an issuer could raise on FP’s funding portal was $1,070,000. Three issuers that reached the maximum amount plan to return to the funding portal to raise $5 million. If those three issuers are successful at raising $5 million, FP will earn a fee of 4.9% of the amount raised. One of these issuers reached the prior maximum level of $1,070,000 in less than one day. We believe the increase of the maximum offering limit to $5 million will be beneficial to many issuers and to our Company and will increase the potential revenues of FP.

Results of Operations

For the Nine Months Ended January 31, 2021 Compared to the Nine Months Ended January 31, 2020

Our revenues for the nine months ended January 31, 2021 increased by $2,177,683, or 137%, to $3,770,813 as compared to $1,593,130 reported for the nine months ended January 31, 2020.  The increase in revenues is attributable to an increase in consulting services, and specifically to two customers that accounted for an aggregate of 55% of our revenues, or $2,060,486 in the nine months ended January 31, 2021.

Costs of revenues increased by $722,133 to $730,343 for the nine-months ended January 31, 2021 from $8,210 reported in the nine-months ended January 31, 2020.  The increase is primarily attributable to our increased revenues and the change in our strategy of how we accelerate the product development for the companies we invest in.

Stock-based compensation expense increased by $153,660, or 66%, to $386,121 for the nine months ended January 31, 2021, as compared to $232,461 reported for the nine months ended January 31, 2020. The increase in expense is due to a higher price per share of our stock at the time when stock grants were issued for stock-based compensation earned in fiscal 2021 as compared for fiscal 2020.

Consulting expense decreased by $82,315, or 94%, to $5,085 for the nine months ended January 31, 2021, from $87,400 for the nine months ended January 31, 2020.  The decrease is attributed to our increase in wages during the nine-month period ended January 31, 2021.

General and administrative expenses increased by $194,113, or 474%, to $235,054 for the nine months ended January 31, 2021, from $40,941 for the nine months ended January 31, 2020.  The increase is primarily attributed to increased levels of customer service and sales activity.

Interest expense increased by $39,387, or 275%, to $53,690 for the nine-month period ended January 31, 2021, as compared to $14,303 for the nine months ended January 31, 2020.  Our debt balances were higher at January 31, 2021 as compared to January 31, 2020 due to two new loans totaling $2,385,800 in fiscal 2021. In addition, effective November 1, 2020, the annual interest rate on our $1,000,000 senior secured note increased from 1.25% to 8%.

For the Three Months Ended January 31, 2021 Compared to the Three Months Ended January 31, 2020

Our revenues for the three-months ended January 31, 2021 increased by $519,922, or 69%, to $1,277,327 as compared to $757,405 reported for the three months ended January 31, 2020.  The increase in revenues is primarily attributable to the inclusion of revenues of $353,041 during the period ended January 31, 2021, from the funding portal subsidiary that we purchased in November 2020.

Costs of revenues increased by $12,757 to $16,119 for the three-months ended January 31, 2021 from $3,362 reported in the three-months ended January 31, 2020.  The increase is primarily attributable to our purchase of the funding portal.

Stock-based compensation increased by $2,282, or 2%, to $126,212 for the three-months ended January 31, 2021 from $123,930 reported in the three-months ended January 31, 2020.  The increase in expense is primarily due to the higher price per share of our stock at the time when stock grants were issued for stock-based compensation earned in fiscal 2021 as compared for fiscal 2020.

Consulting expense decreased by $7,200, or 100%, to $0 for the three months ended January 31, 2021, from $7,200 for the three months ended January 31, 2020.  The decrease is attributed to our increase in wages during the three-month period ended January 31, 2021.

General and administrative expenses increased by $151,896, or 1,983%, to $159,554 for the three-months ended January 31, 2021 from $7,658 reported in the three-months ended January 31, 2020.  The increase is primarily attributable to increased levels of customer service and sales activity and the acquisition of a wholly owned subsidiary, FP.

Interest expense increased by $25,437, or 542%, to $30,126 for the three-month period ended January 31, 2021, as compared to $4,689 for the three months ended January 31, 2020.  Our debt balances were higher at January 31, 2021 as compared to January 31, 2020 due to two new loans totaling $2,385,800 in fiscal 2021. In addition, effective November 1, 2020, the annual interest rate on our $1,000,000 senior secured note increased from 1.25% to 8%.

Liquidity and Capital Resources

On January 31, 2021, we had cash and cash equivalents of $286,461 and negative working capital of $5,785,323 as compared to cash and cash equivalents of $11,206 and negative working capital of $1,057,581 on April 30, 2020.

Net cash used in operating activities amounted to $2,475,484 in the nine-months ended January 31, 2021 as compared to net cash used in operating activities of $10,880 in the nine months ended January 31, 2020. The principal source of cash from operating activities in the nine-months ended January 31, 2021 was net income of $103,535 plus stock-based compensation expense of $386,121. These sources were offset by non-cash revenue from the receipt of equity of $2,319,532 and changes in non-cash working capital balances of $716,896. The principal source of cash from operating activities in the nine-months ended January 31, 2020 was net income of $1,162,100 and stock-based compensation of $232,461, but these sources were offset by an increase in non-cash revenue from the receipt of equity of $1,410,796.

Cash provided by investing activities totaled $364,939 in the nine months ended January 31, 2021, from the purchase of our funding portal business. There was no investing activity in the nine months ended January 31, 2020.

For the nine months ended January 31, 2021, net cash provided by financing activities amounted to $2,385,800, which consisted of two loans from the U.S. Small Business Administration. For the nine months ended January 31, 2020, net cash used in financing activities amounted to $4,300, which consisted of principal payments of outstanding related-party debt.

In the nine-months ended January 31, 2021 and 2020, there were no expenditures for capital assets.  We do not anticipate any capital expenditures in fiscal 2021.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern. However, management anticipates that we will be dependent, for the near future, on additional capital to fund our operating expenses and anticipated growth, which we intend to achieve through consulting services and the further development of our private equity platform for raising capital. In the quarter ended July 31, 2020, we borrowed $2,385,800 to accelerate our growth and the growth of early-stage companies that we invested in. In February 2021 we borrowed again from the USSBA approximately $1.8 million.

We owe $1,000,000 under a secured term loan that matures on April 30, 2021. We believe we can renegotiate the payment terms of the loan. Any demand for payment from the lender will have an adverse impact on our ability to achieve our longer-term business objectives and will adversely affect our ability to continue operating as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended January 31, 2021, we issued 1,666,360 shares for the purchase of Netcapital Funding Portal Inc., plus 156 shares of common stock to an employee and 781 shares of our common stock to our Chief Marketing Officer, as stock-based compensation.

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

Date: March 22, 2021	NETCAPITAL INC.

By: /s/ Cecilia Lenk
Cecilia Lenk
Chairman of the Board and Chief Executive Officer

By: /s/ Coreen Kraysler
Coreen Kraysler
Principal Financial Officer

