Form 10-K
period 2021-04-30
Netcapital Inc.
filed 2021-08-31
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2021

◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-55036

NETCAPITAL INC.
(Exact name of registrant as specified in its charter)

Utah	87-0409951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Lincoln Street Boston, MA 02111
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

ii

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on October 31, 2020 was $1,336,674.

As of August 31, 2021 the registrant has one class of common equity, and the number of shares outstanding of such common equity was 2,717,436.

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

Overview

We are a fintech company with a scalable technology platform that allows private companies to raise capital online and provides private equity investment opportunities to investors. The company's consulting group, Netcapital Advisors, delivers marketing and strategic advice and takes equity positions in select companies with disruptive technologies. The Netcapital funding portal is registered with the U.S. Securities & Exchange Commission (SEC) and is a member of the Financial Industry Regulatory Authority (FINRA), a registered national securities association.

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

The $5 million limit was increased on March 15, 2021 by the Securities and Exchange Commission (the "SEC") from the previous level of $1.07 million. We believe this change has already impacted the number of issuers and users on our website and consequently increased our sales. Our website is posting a record number of users and dollars invested in June and July of 2021. We also see from industry statistics that investment commitments of Reg CF funding portals increased by $71 million, or 154%, to $117 million for the quarter ended June 30, 2021, as compared to investment commitments of $46 million for the quarter ended June 30, 2020.

We are encouraged by our growth over the past year, as the market share earned by the Netcapital funding portal in the quarter ended June 30, 2021 was 7.0% of the industry investment commitments, as compared to 2.2% of the industry investment commitments in the quarter ended June 30, 2020. We believe our increase in revenues and our gain in market share over the past year is a trend we can continue. However, our limited operating history and the uncertain nature of our future operations and the markets we address or intend to address make predictions of our future results of operations difficult.

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

As noted above, in 2014, we began our consulting business, and we now own a portion of several companies as a result of our consulting work. Many of these businesses operate solely on the Internet and many use the Internet to raise capital. We believe the value of our ownership interests in several of these companies may be significant. In 2016, we began consulting for companies seeking to raise capital via Reg CF. In 2020, we purchased Netcapital Funding Portal Inc., a regulated funding portal operating under the provisions of Reg CF. On November 5, 2020, we changed our name to Netcapital Inc. to leverage the strength of Netcapital’s well-established brand and unique private capital markets platform.

Competition

We compete with a number of public and private companies that provide assistance with capital raising, strategy, technology consulting, and digital marketing. Most of our competitors have significant financial resources and occupy entrenched positions in the market with name-brand recognition. The majority of our capital raising and digital marketing business is on the Internet.

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

Industry Regulation

We are subject, both directly and indirectly, to various laws and regulations relating to our business. If any of the laws are amended, compliance could become more expensive and directly affect our income. We intend to comply with such laws, but new restrictions may arise that could materially adversely affect our Company. Specifically, the SEC regulates our funding portal business, and our funding portal is also a member of FINRA and is regulated by FINRA.

Research and Development

We do not currently have a budget specifically allocated for research and development purposes.

Major Customers

For the year ended April 30, 2021, the Company had one customer that constituted 30% of its revenues, a second customer that constituted 15% of its revenues, a third customer that constituted 14% of its revenues and a fourth customer that accounted for 11% of its revenues. For the year ended April 30, 2020, the Company had one customer that constituted 47% of its revenues, a second customer that constituted 31% of its revenues and a third customer that accounted for 13% of its revenues.

Corporate Information

We maintain a corporate website with the address http://www.netcapitalinc.com, our funding portal maintains a website with the address http://www.netcapital.com, and Netcapital Advisors maintains a website at http://www.netcapitaladvisors.com.  We have not incorporated by reference into this Report on Form 10-K the information on any of our websites and you should not consider any of such information to be a part of this document. Our website addresses are included in this document for reference only.

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

Public health epidemics or outbreaks could adversely impact our business. In July 2021, the global tally of confirmed cases of the coronavirus-borne illness COVID-19 exceeded 180 million. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the emergence of variants, among others. In particular, the spread and treatment of the coronavirus globally could adversely impact our operations and could have an adverse impact on our business and our financial results.

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

We operate in a regulatory environment that is evolving and uncertain.

The regulatory framework for online capital formation or crowdfunding is very new. The regulations that govern our operations have been in existence for a very few years. Further, there are constant discussions among legislators and regulators with respect to changing the regulatory environment. New laws and regulations could be adopted in the United States and abroad. Further, existing laws and regulations may be interpreted in ways that would impact our operations, including how we communicate and work with investors and the companies that use our services and the types of securities that our clients can offer and sell on our platform.

We may be liable for misstatements made by issuers.

Under the Securities Act of 1933 and the Exchange Act of 1934, issuers making offerings through our funding portal may be liable for inappropriate disclosures, including untrue statements of material facts or for omitting information that could make the statements misleading. This liability may also extend in Regulation Crowdfunding offerings to funding portals, such as our subsidiary. Even though due diligence defenses may be available, there can be no assurance that if we were sued, we would prevail. Further, even if we do succeed, lawsuits are time consuming and expensive, and being a party to such actions may cause us reputational harm that would negatively impact our business. Moreover, even if we are not liable or a party to a lawsuit or enforcement action, some of our clients have been and will be subject to such proceedings. Any involvement we may have, including responding to document production requests, may be time-consuming and expensive as well.

Our compliance is focused on U.S. laws and we have not analyzed foreign laws regarding the participation of non-U.S. residents.

Some of the investment opportunities posted on our platform are open to non-U.S. residents. We have not researched all the applicable foreign laws and regulations, and we have not set up our structure to be compliant with foreign laws. It is possible that we may be deemed in violation of those laws, which could result in fines or penalties as well as reputational harm. Any violation of foreign laws may limit our ability in the future to assist companies in accessing money from those investors, and compliance with those laws and regulations may limit our business operations and plans for future expansion.

Netcapital Funding Portal’s product offerings are relatively new in an industry that is still quickly evolving.

The principal securities regulations that we work with, Rule 506(c) and Regulation Crowdfunding, have only been in effect in their current form since 2013 and 2016, respectively. Our ability to continue to penetrate the market remains uncertain as potential issuer companies may choose to use different platforms or providers (including, in the case of Rule 506(c) and Regulation A, using their own online platform), or determine alternative methods of financing. Investors may decide to invest their money elsewhere. Further, our potential market may not be as large, or our industry may not grow as rapidly as anticipated. Success will likely be a factor of investing in the development and implementation of marketing campaigns, repeat business from both issuer companies and investors, and favorable changes in the regulatory environment.

We are vulnerable to hackers and cyber attacks.

As an internet-based business, we may be vulnerable to hackers who may access the data of our investors and the issuer companies that utilize our platform. Further, any significant disruption in service on our funding portal platform or in our computer systems could reduce the attractiveness of our platform and result in a loss of investors and companies interested in using our platform. Further, we rely on a third-party technology provider to provide some of our back-up technology as well as act as our escrow agent. Any disruptions of services or cyber-attacks either on our technology provider, escrow agent, or on us could harm our reputation and materially negatively impact our financial condition and business.

Our strategy to purchase a portion of early-stage companies may provide us with investments that have no liquidity.

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

The growth of Internet usage has caused frequent interruptions and delays in processing and transmitting data over the Internet. There can be no assurance that the Internet infrastructure or the Company’s own network systems will continue to be able to support the demands placed on it by the continued growth of the Internet, the overall online securities industry or that of our customers.

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

We compete with a number of public and private companies and most of our competitors have significant financial resources and occupy entrenched positions in the market with name-brand recognition. We also face challenges from new Internet sites that aim to attract subscribers who seek to play interactive games or invest in public or private securities. Such companies may be able to attract significantly more subscribers because of new marketing ideas and user interface concepts.

Increased competition from current and future competitors may in the future materially adversely affect our business, revenues, operating results and financial condition.

Our debt level could negatively impact our financial condition, results of operations and business prospects.

As of April 30, 2021, we continue to owe $1,000,000 in secured debt and we have borrowed money on three occasions from the U.S. Small Business Administration. Our level of debt could have significant consequences to our shareholders, including the following:

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

Our ability to make payments of principal and interest, or to refinance our indebtedness, depends on our future performance, which is subject to economic, financial, competitive and other factors. Our business may not generate sufficient cash flow in the future to service our debt because of factors beyond our control, including but not limited to our ability to market our products and expand our operations. If we are unable to generate sufficient cash flows, we may be required to adopt one or more alternatives, such as restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We will require our secured lender to cooperate with us and, among other things, not demand repayments of principal and interest until the business is capable of making such payments.

We owe our secured lender $1,000,000 at April 30, 2021. Our lender holds a term note bearing interest at an annual rate of 8%. We have not paid interest on the note and it accrues each month. We have a loan and security agreement (the “Loan”) with the lender for a maximum amount of $1,250,000. The maturity date of our loan from the lender is April 30, 2022.

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

We continue to seek technical and managerial staff members, although we have limited resources to compensate them until we have raised additional capital or developed a business that generates consistent cash flow from operations. We believe it is important to negotiate with potential candidates and, if appropriate, engage them on a part-time basis or on a project basis and compensate them at least partially, with stock-based compensation, when appropriate. There is a high demand for highly trained and managerial staff members. If we are not able to fill these positions, it may have an adverse effect on our business.

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

We utilize an office at 1 Lincoln Street in Boston, Massachusetts. We currently pay rent of approximately $3,600 a month, and our rent agreement is through March 2022 for approximately 400 square feet in an office-suite location. The majority of our employees work remotely.

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

Not applicable

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock is currently quoted on the OTCQX marketplace under the symbol NCPL. The high and low closing price for each quarterly period of our last two fiscal years are listed below.

Fiscal Quarter ended	High Price	Low Price
1st Quarter – May – July 2019	$18.40	$4.40
2nd Quarter – August – October 2019	$33.00	$8.20
3rd Quarter – November 2019 – January 2020	$33.00	$8.20
4th Quarter – February – April 2020	$15.80	$4.20
1st Quarter – May – July 2020	$14.00	$6.00
2nd Quarter – August – October 2020	$16.00	$6.00
3rd Quarter – November 2020 – January 2021	$11.00	$5.01
4th Quarter – February – April 2021	$13.95	$6.66

The quotations set forth in the table above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Recent Issuances of Unregistered Securities

None

(b) Holders

There are 230 shareholders of record of our common stock.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Equity Stock Transfer LLC with its business address at 237 W 37th Street, Suite 602, New York, NY 10018.

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

Overview

We are a fintech company that enables private companies to raise capital online and provides private equity investment opportunities to investors. Our consulting group, Netcapital Advisors, provides marketing and strategic advice and takes equity positions in select companies that we believe possess disruptive technologies. Our funding portal, Netcapital Funding Portal Inc., is registered with the SEC and is a member of the Financial Industry Regulatory Authority (FINRA), a registered national securities association.

We sometimes take equity stakes in promising technology start-ups. We play an active role in growing these companies by providing strategic advice, technology consulting, and help with capital raising.

We specialize in Reg CF offerings, under the provisions of Title III of the JOBS Act of 2012. We believe that new capital raising techniques, such as Reg CF, democratize capital raising, similar to the way that social networks democratize broadcast mechanisms that once belonged only to traditional media. We purchased Netcapital Funding Portal Inc., a registered Reg CF funding portal, effective November 5, 2020, and we changed the name of our company to Netcapital Inc. to reflect our commitment to help companies raise capital on the internet. Reg CF is one of three securities exemptions that enable online capital formation. Reg CF allows issuers to raise up to $5 million from accredited or non-accredited investors every 12 months.

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

Results of Operations

Fiscal Year 2021 Compared to Fiscal Year 2020

Our revenues for fiscal 2021 increased by $2,967,445, or 169%, to $4,721,003 as compared to $1,753,558 reported for fiscal 2020. The increase in revenues is primarily attributable to our consulting services. We expanded our consulting business, which concentrates on providing assistance with capital raising, strategy, technology consulting and marketing. We also received additional revenues in fiscal 2021 from our funding portal, which we did not have in fiscal 2020.

Our costs of revenues increased by $748,053, or 6,736%, to $759,158 in fiscal 2021, from $11,105 in fiscal 2020. The increase is primarily attributable to our increased revenues and the change in our strategy of how we accelerate the product development for the companies we invest in.

Stock-based compensation increased by $324,359, or 91%, to $680,611 for fiscal 2021 from $356,252 reported in the prior fiscal year. The increase is primarily attributable to higher values of the price per share of our common stock in fiscal 2021, as compared to fiscal 2020. In addition, two new marketing consultants were hired in fiscal 2021that accounted for $147,654 in stock-based compensation.

Consulting expense decreased by $96,020, or 94%, to $6,580 for fiscal 2021 from $102,600 reported in the prior fiscal year. The decrease is attributed to our increase in wages in fiscal 2021.

Payroll and payroll related expenses increased to $3,117,075 in fiscal 2021. In fiscal 2020 compensation was paid through the issuance of common stock grants and cash payments to consultants. Payroll expense also increased in fiscal 2021 due to the acquisition of Netcapital Funding Portal Inc., which had approximately 20 employees.

General and administrative expenses increased by $392,208, or 539%, to $464,955 for the year ended April 30, 2021, as compared to $72,747 for the prior fiscal year. The primary increase in expenses is attributable to legal costs of approximately $224,000 and software usage fees of $100,000.

Interest expense increased by $68,454 to $87,333 for the year ended April 30, 2021, as compared to $18,879 for the prior fiscal year. Our debt balances increased significantly slightly in fiscal 2021 due to $4,271,600 in new borrowings during the year and an increase in the interest rate on our $1,000,000 secured loan, effective October 31, 2020, from 1.25% to 8%.

In fiscal 2020 we incurred a loss on the sale of investments of $527,540. We sold equity we had earned in one of our consulting engagements primarily to take advantage of a realized loss for tax purposes. No realized gains or losses were recognized in fiscal 2021.

In fiscal 2020 we incurred an impairment loss of $185,952, whereas no impairment losses were recognized in fiscal 2021. We monitor all our assets for any changes in observable prices from orderly transactions and we record an impairment expense when appropriate.

Liquidity and Capital Resources

As of April 30, 2021, we had cash and cash equivalents of $2,473,959 and negative working capital of $4,666,833 as compared to cash and cash equivalents of $11,206 and negative working capital of $1,057,581 as of April 30, 2020.

We have been successful in raising capital by selling restricted common stock in private placements and by borrowing funds from the U.S. Small Business Administration. The negative working capital balance as of April 30, 2021 has been eliminated by converting approximately $5 million in current liabilities into shares of common stock at a price range of $9.00 to $9.74 per share. In addition to the settlement of $5 million in current liabilities, we anticipate a $1.8 million SBA loan will be forgiven this summer and we raised an additional $300,000 from the sale of shares of common stock in May 2021.

We believe that our existing cash investment balances, and our anticipated cash flows from operations will be sufficient to meet our working capital and expenditure requirements for the next 12 months. Although we believe we have adequate sources of liquidity over the next 12 months, the success of our operations, the global economic outlook, and the pace of sustainable growth in our markets, in each case, in light of the market volatility and uncertainty as a result of the COVID-19 pandemic, among other factors, could impact our business and liquidity. Up to this point in time, we believe the pandemic has helped drive people to online investing, as we see regular monthly increases in users and dollars invested, and an increase in issuers seeking to use online fund-raising services in lieu of face-to-face meetings.

Year over Year Changes

Net cash used in operating activities amounted to $3,250,868 in fiscal 2021, as compared to net cash used in operating activities of $3,604 in fiscal 2020. In fiscal 2021, the primary uses of cash were an unrealized gain on equity securities of $2,571,494, non-cash revenue from the receipt of equity of $2,319,532 and an increase in accounts receivable of $1,417,257. These uses of cash were partially offset by net income of $1,469,660, stock-based compensation of $680,611, a change in deferred taxes of $613,000 and an increase in accounts payable and accrued expenses of $172,204.

In fiscal 2020, the principal source of cash from operating activities was net income of $604,851, adjusted by stock-based compensation of $356,252, a loss on the sale of investments of $527,540 and asset impairment of $185,952. These sources of cash from operating activities were offset by investments of $1,538,980 because of non-cash contract revenue with major customers.

In fiscal 2021, net cash provided by investing activities amounted to $242,025. Proceeds from the purchase of a subsidiary provided cash of $364,939, which was offset by a use of cash of $122,914 as an investment in an affiliate. There was no investing activity in fiscal 2019.

Net cash provided by financing activities totaled $5,471,596. Proceeds from loans amounted to $4,271,600 and proceeds from stock subscriptions totaled $1,199,996. Net cash used in financial activities in fiscal 2020 consisted of principal payments on a related party note totaling $4,300.

In fiscal 2021 and 2020, there were no expenditures for capital assets. We do not anticipate any capital expenditures in the next fiscal year.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates include:

●	revenue recognition and estimating allowance for doubtful accounts;

●	valuation of long-lived and indefinite-lived assets; and

●	valuation of investments and identification of observable price changes.

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

Allowance for Doubtful Accounts

In order to record the Company’s accounts receivable at their net realizable value, the Company must assess their collectability.  A considerable amount of judgment is required in order to make this assessment, including an analysis of historical bad debts and other adjustments, a review of the aging of the Company’s receivables, and the current creditworthiness of the Company’s customers.  Generally, when a customer account reaches a certain level of delinquency, the Company provides an allowance for the related amount receivable from the customer.  The Company writes off the accounts receivable balance from a customer and the related allowance established when it believes it has exhausted all reasonable collection efforts. Accounts receivable of $1,356,932 and $0 were recorded at April 30, 2021 and 2020, respectively, and an allowance for doubtful accounts of $60,325 and $0 were recorded at April 30, 2021 and 2020, respectively.

Impairment of Long-Lived Assets

Financial Accounting Standards Board (“FASB”) authoritative guidance requires that certain assets be reviewed for impairment and, if impaired, remeasured at fair value whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment loss estimates are primarily based upon management’s analysis and review of the carrying value of long-lived assets at each balance sheet date, utilizing an undiscounted future cash flow calculation. We recognized an impairment loss of $0 and $185,952 in fiscal 2021 and 2020, respectively, as we concluded the carrying amount of the equity that we owned in an early-stage company was not recoverable and we wrote down the value of our investment.

Income Taxes

We estimate the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined that such assets will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carry-forward will be used, the related valuation allowance on such assets is reversed. Based upon several profitable quarters over the past two years, and our ability to generate operating income of $1,147,222 and $624,433 in fiscal 2020 and 2019, respectively, and taxable income in both fiscal years, we reversed the valuation allowance from April 30, 2019 and recorded a current deferred tax asset as of April 30, 2020, and a deferred tax liability as of April 30, 2021.

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

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Principal Executive Officer (the “PEO”) and Principal Financial Officer (the “PFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of April 30, 2021. Based on that evaluation, the PEO and the PFO concluded that, as of April 30, 2021, such controls and procedures were effective.

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

Under the supervision and with the participation of management, including the PEO and the PFO, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of April 30, 2021, based on the criteria established in a report entitled “2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of April 30, 2021.

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of August 31, 2021.

Our executive officers and directors are as follows:

			Officer or
Name	Age	Position	Director Since

Cecilia Lenk	66	Chairman of the Board and Chief Executive Officer	July 2017

Thomas H Carmody	74	Director	August 2010

Avi Liss	41	Secretary and Director	August 2010

Steven Geary	53	Director	June 2006

Coreen Kraysler	57	Chief Financial Officer	September 2017

Carole Murko	59	Chief Marketing Officer	January 2021

Our directors serve in such capacity until the first annual meeting of our shareholders and until their successors have been elected and qualified. Our officers serve at the discretion of our board of directors, until their death, or until they resign or have been removed from office.

Executive Officers and Directors

Cecilia Lenk, Chairman of the Board and Chief Executive Officer

Cecilia Lenk is the Chairman of the Board and Chief Executive Officer. She accepted the position on July 28, 2017. For the previous five years she worked as a self-employed business consultant and a town councilor in Watertown, MA.

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

Coreen Kraysler, CFA, Chief Financial Officer

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

Carole Murko, CFA, Chief Marketing Officer

Ms. Murko is a Chartered Financial Analyst who spent nearly 20 years in the financial services industry with her primary focus on marketing complex equity and fixed income strategies to the institutional marketplace for PCM International, State Street Global Advisors and Independence Investments. She has an AB in Economics from Smith College and an MA in International Economics from NYU.

Ms. Murko’s principal occupation and employment during the past five years was as Membership Director for The Westmoor Club, a private field club on Nantucket. The Westmoor Club is neither a parent, subsidiary or affiliate of the Company.

Director Independence

Our common stock is currently quoted on the OTCQX market. To be eligible for the OTCQX market, the Company is required to have a board of directors that includes at least 2 independent directors, and the Company must have an audit committee, a majority of the members of which are independent directors. Pursuant to these requirements, Avi Liss, Thomas Carmody, and Steven Geary are independent members of our Board of Directors.

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

Board Meetings and Committees; Management Matters

Our board of directors took actions on five occasions during the fiscal year ended April 30, 2021. No fees are paid to directors for attendance at meetings or for agreeing to a unanimous consent or the board of directors.

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

Audit Committee

Our board of directors formed an audit committee in 2021 consisting of two independent directors, Thomas Carmody and Avi Liss, and our Chief Executive Officer, Cecilia Lenk. The audit committee did not meet until after April 30, 2021.

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

Based solely on our review of the copies of such reports received by us, we believe that for the fiscal year ended April 30, 2021, that our directors and 10% shareholders did comply with Section 16(a) filing requirements.

Code of Ethics

We have adopted a code of business conduct and ethics for our directors, officers and employees, including our Chief Executive Officer. The text of our code is posted on our Internet website at www.netcapitalinc.com.

Item 11.  Executive Compensation.

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to Cecilia Lenk, our Chief Executive Officer, Coreen Kraysler, our Chief Financial Officer and Carole Murko, our Chief Marketing Officer (collectively, the “Named Executives”).  We have no other executive officers.

Summary Executive Compensation Table

						Non-equity	Change in pension value and nonqualified
Name						incentive	deferred
and				Stock	Option	plan	compensation	All other
principal		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
position	Year	($)	($)	($)(1)	($)	($)	($)	($)	($)

Cecilia	2021	81,431	0	161,107	0	0	0	0	242,538
Lenk, CEO	2020	0	5,000	112,035	0	0	0	0	117,035

Coreen	2021	81,431	0	161,107	0	0	0	0	242,538
Kraysler, CFO	2020	0	15,000	112,035	0	0	0	0	127,035

Carole	2021	88,431	0	31,693	0	0	0	0	120,124
Murko, CMO	2020	0	0	7,061	0	0	0	0	7,061

(1) Represents the dollar amount of vested equity awards during the fiscal year.

We have no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our officers and directors.

Outstanding Equity Awards at Fiscal Year End

Carole Murko received a grant of 12,500 shares of common stock that vests over a 48-month period. As of April 30, 2021, 8,855 shares remain unvested.

Stock Option Grants

There were no stock option grants or exercises in fiscal 2021 for Named Executives.

Compensation of Directors

We currently do not compensate our directors for their services as directors.

Employment Agreements

We currently have an employment agreement in place with our Chief Executive Officer and our Chief Financial Officer. The agreements expire on July 31, 2021 and are incorporated by reference to Exhibit 10.1 and Exhibit 10.2 to our Quarterly Report for the quarterly period ended July 31, 2019. We have an employment agreement in place with our Chief Marketing Officer. The agreement expires on March 10, 2024 and is incorporated by reference to Exhibit 10.1 to our Current Report dated January 7, 2021.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of August 31, 2021 by:

●	each person whom we know beneficially owns more than 5% of any class of equity security;
●	each of our directors individually;
●	each of our named executive officers individually; and
●	all of our current directors and executive officers as a group.

Unless otherwise indicated, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock. Shares of common stock that an individual or group has the right to acquire within 60 days of August 31, 2021, pursuant to the exercise of options or restricted stock are, deemed to be outstanding for the purpose of computing the percentage ownership of such person or group, but are not deemed outstanding for the purpose of calculating the percentage owned by any other person listed.

Name and Address	Amount of Shares and Nature
of Beneficial Owner (1)	of Beneficial Ownership	Percent of Class*
Netcapital Systems LLC	1,671,360	61.5%
Cecilia Lenk (3)	22,500	**%
Coreen Kraysler	22,500	**%
Steven Geary (3)	10,300	**%
Tom Carmody (3)	2,500	**%
Avi Liss (2,3)	1,000	**%
Carole Murko (4)	4,947	**%
Officers and Directors as a group (6 persons)	63,747	2.3%

_________________

* Based on 2,717,436 shares of common stock outstanding as of August 31, 2021. ** Less than 1%
(1)	Unless otherwise noted, the business address of each member of our Board of Directors is c/o Netcapital Inc. 1 Lincoln Street, Boston Massachusetts 02111

(2)	Mr. Liss is our Secretary.
(3) (4)	Such individual is a current member of the Board of Directors. Includes 521 shares that vest within 60 days of August 31, 2021.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The Company’s majority shareholder, Netcapital Systems LLC, owns 1,671,360 shares of common stock, or 76.7% of the Company as of April 30, 2021. The Company has a demand note payable to Netcapital Systems LLC of $4,600 and a demand note payable to one of its managers of $3,200. In addition, the Company has accrued a payable of $3,817,516 for supplemental consideration owed in conjunction with its purchase of Netcapital Funding Portal Inc. In total the Company owed its largest shareholder $3,822,176 as of April 30, 2021. The company paid its majority shareholder $100,000 in fiscal 2021 for use of the software that runs the website www.netcapital.com.

Compensation to officers in the years ended April 30, 2021 and 2020 consisted of common stock valued at $353,907 and $231,131, respectively, and cash compensation of $332,724 and $72,000, respectively.

Compensation to a related party consultant in the years ended April 30, 2021 and 2020 consisted of common stock valued at $76,882 and $49,711, respectively, and cash compensation of $81,431 and $26,200, respectively. This consultant is also the controlling shareholder of Zelgor Inc. and the Company earned revenues from Zelgor Inc. of $1,400,000 in the year ended April 30, 2021.

Compensation to two board members of Netcapital Systems LLC amounted to $162,123 and $0 in the years ended April 30, 2021 and 2020, respectively. One of these board members also received stock-based compensation of $76,882 and $49,711 for the years ended April 30, 2021 and 2020, respectively.

We owe Steven Geary, a director, $31,680 as of April 30, 2021 and 2020. This obligation is not interest bearing. $16,680 is recorded as a related party trade accounts payable and $15,000 as a related party note payable. We have no signed agreements for the indebtedness to Mr. Geary.

The Company made an investment of $122,914 in an affiliate, 6A Aviation Alaska Consortium, Inc., in conjunction with a land lease in an airport in Alaska. Our Chief Executive Officer is also the Chief Executive Officer of 6A Aviation Alaska Consortium, Inc.

As of April 30, 2021 and 2020, we owed $9,490 and $0 to a company controlled by one of our directors. We paid cash compensation of $29,738 and $0 to this director for the years ended April 30, 2021 and 2020, respectively. On April 30, 2020, we sold 722 membership interest units (the "Units") of Netcapital Systems LLC ("Netcapital") to the company controlled by this related party at a price of $91.15 per Unit for a total of $65,823, which paid off all debt and accrued interest payable to the related party as of that date. The price per Unit was similar to an offer to purchase Units directly from Netcapital.

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

	Fiscal 2021	Fiscal 2020
Audit fees	$24,000	$21,000
Audit related fees
Tax fees
All other fees
Total	$24,000	$21,000

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

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters and reviews of our financial statements included in our Quarterly Reports on Form 10-Q.

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

PART IV

ITEM 15.	FINANCIAL STATEMENTS AND EXHIBITS.

Exhibit
Number	Description

2.1	Asset Purchase Agreement, dated November 23, 2010, between Valuesetters, Inc. and NetGames.com, incorporated by reference to Exhibit 2.1 to our Form 10/A dated July 25, 2014.
3.1	Articles of Incorporation of Valuesetters, Inc. filed on April 25, 1984, incorporated by reference to Exhibit 3.1 to our Form 10 dated September 3, 2013.
3.2	Amendment to Articles of Incorporation of Valuesetters, Inc. filed on September 7, 1999, incorporated by reference to Exhibit 3.2 to our Form 10 dated September 3, 2013.
3.3	Amendment to Articles of Incorporation of Valuesetters, Inc. filed on December 4, 2003, incorporated by reference to Exhibit 3.3 to our Form 10 dated September 3, 2013.
3.4	By-Laws of Valuesetters, Inc, incorporated by reference to Exhibit 3.4 to our Form 10 dated September 3, 2013.
3.5	Amendment to Articles of Incorporation of Netcapital Inc. filed on September 29, 2020, incorporated by reference to Exhibit 3.1 to our Form 8-K dated November 5, 2020.
10.1	Amended Secured Lending Agreement between Valuesetters, Inc. and Vaxstar LLC incorporated by reference to Exhibit 10.1 to our Form 10/A dated July 25, 2014 and to our Current Report on Form 8-K dated October 31, 2017.
10.2

Agreement and Plan of Merger by and Among Netcapital Funding Portal Inc., ValueSetters, Inc. and Netcapital Acquisition Vehicle Inc. incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 23, 2020.

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

Date: August 31, 2021	NETCAPITAL, INC.

By: /s/ Cecilia Lenk
Cecilia Lenk
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Coreen Kraysler
Coreen Kraysler
Chief Financial Officer
(Principal Financial Officer)

/s/ Avi Liss	Secretary and Director	August 31, 2021
Avi Liss

/s/ Thomas Carmody	Director	August 31, 2021
Thomas Carmody

/s/ Steven Geary	Director	August 31, 2021
Steven Geary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of NetCapital Inc. (f/k/a Valuesetters, Inc.) and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NetCapital Inc. and Subsidiaries (“the Company”) as of April 30, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and 2020, and the results of its operations and its cash flows for the each of the years in the two-year period ended April 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Investments

Description of the Critical Audit Matter

As discussed in Note 10 to the consolidated financial statements, the Company has investments in several entities which require the Company to initially value based on offering prices that are not considered observable and to periodically evaluate potential impairment by assessing whether the carrying value of the investments exceeds the estimated fair value, or by monitoring observable price changes from orderly transactions to measure estimated fair value. Auditing management's analysis includes tests that are complex and highly judgmental due to the estimation required to determine the fair value of each of the underlying investees. In particular, fair value estimates are sensitive to significant assumptions and factors such as expectations about future market and economic conditions, revenue growth rates, strategic plans, and historical operating results, among others.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures to evaluate management’s valuation of investments consisted of the following, among others:

1.	Obtain and test management assumptions and analysis.
2.	Obtain and review third-party market data, public filings, and funding activities of the investee entities.
3.	Assess management’s key indicators of the investee operations, including analysis of operational growth, public filings, and future strategic and funding plans.

Valuation of Intangibles

Description of the Critical Audit Matter

As discussed in Note 11 to the consolidated financial statements, the Company recognized $14.8 million of intangibles during November 2020, related to consideration paid for the acquisition of Netcapital Funding Portal Inc.

Management's intangible valuation was complex and highly judgmental due to the significant estimation required to determine the fair value of the identifiable intangible assets acquired within the underlying business unit. In particular, the fair value estimate was sensitive to significant assumptions, such as the Company’s financial forecast, revenue growth rate, and operating costs, which are impacted by expectations about future market and economic conditions, along with the Company’s historical operating results.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures to evaluate management’s valuation of intangibles consisted of the following, among others:

1.	Obtain and review management’s analysis and projections of future growth rates, including assessing methodologies and testing significant assumptions underlying the data.
2.	Obtain and review data used in management’s analysis from third-party and public sources.
3.	Assess the historical basis for estimates of future operating results, including data based on our audit results and knowledge of the Company’s historical activity.
4.	Test the fair value of consideration exchanged and overall valuation of business combination.

We have served as the Company’s auditor since 2017. Spokane, Washington
August 31, 2021

F-1

NETCAPITAL INC.

YEARS ENDED APRIL 30, 2021 AND 2020

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CONTENTS

Page

Consolidated Financial Statements

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 – F-15

NETCAPITAL INC.

Consolidated Balance Sheets

Assets:	April 30, 2021	April 30, 2020
Cash and cash equivalents	$2,473,959	$11,206
Accounts receivable net	1,356,932	—
Prepaid expenses	653,861	465,555
Total current assets	4,484,752	476,761

Deposits	6,300	6,300
Deferred tax assets	—	180,000
Purchased technology	14,803,954	143,455
Investment in affiliate	122,914	—
Equity securities at fair value	6,298,008	1,406,982
Total assets	$25,715,928	$2,213,498

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable
Trade	$308,506	$278,752
Related party	3,843,686	16,680
Accrued expenses	306,308	149,835
Stock subscription payable	1,199,996	—
Deferred revenue	622	656
Interest payable	116,483	31,235
Deferred tax liability	433,000	—
Related party debt	22,860	15,000
Secured note payable	1,000,000	1,000,000
Current portion of SBA loans	1,885,800	—
Loan payable - bank	34,324	34,324
Demand notes payable	—	7,860
Total current liabilities	9,151,585	1,534,342

Long-term liabilities:
Long-term SBA loans, less current portion	2,385,800	—
Total Liabilities	11,537,385	1,534,342

Commitments and contingencies	—	—

Stockholders' equity:
Common stock, $.001 par value; 900,000,000 shares authorized, 2,178,766 and 417,059 shares issued and outstanding	2,178	417
Capital in excess of par value	15,168,987	3,141,021
Accumulated deficit	(992,622)	(2,462,282)
Total stockholders' equity	14,178,543	679,156
Total liabilities and stockholders' equity	$25,715,928	$2,213,498

See Accompanying Notes to the Financial Statements

NETCAPITAL INC.
Consolidated Statements of Operations

	Year Ended	Year Ended
	April 30, 2021	April 30, 2020

Revenues	$4,721,003	$1,753,558
Costs of services	759,158	11,105
Gross profit	3,961,845	1,742,453

Costs and expenses:
Stock-based compensation	680,611	356,252
Consulting expense	6,580	102,600
Marketing	44,929	12,863
Rent	49,196	50,769
Payroll and payroll related expenses	3,117,075	—
General and administrative closts	464,955	72,747
Total costs and expenses	4,363,346	595,231
Operating income (loss)	(401,501)	1,147,222

Other income (expense):
Interest expense	(87,333)	(18,879)
Realized loss on sale of investments	—	(527,540)
Unrealized gain on equity securities	2,571,494	(185,952)
Other income	—	10,000
Total other income (expense)	2,484,161	(722,371)
Net income before taxes	2,082,660	424,851
Net income tax (expense) benefit:
Income taxes	(613,000)	(129,000)
Change in deferred tax assets	—	309,000
Net income tax (expense) benefit	(613,000)	180,000
Net income	$1,469,660	$604,851

Basic earnings per share	$1.18	$1.50
Diluted earnings per share	$0.89	$1.50

Weighted average number of common shares outstanding:
Basic	1,250,002	402,284
Diluted	1,647,295	402,284

See Accompanying Notes to the Financial Statements

NETCAPITAL INC.
Consolidated Statements of Stockholders' Equity
For the Years Ended April 30, 2021 and 2020

			Capial in
	Common Stock		Excess of	Accumulated	Total
	Shares	Amount	Par Value	Deficit	Equity
Balance, April 30, 2019	377,685	$378	$2,201,497	$(3,067,133)	$(865,258)
Q1 stock-based compensation	1,406	1	19,687	—	19,688
Net income, July 31, 2019	—	—	—	24,475	24,475
Balance, July 31, 2019	379,091	379	2,221,184	(3,042,658)	(821,095)

Q2 stock-based compensation	37,656	38	917,305	—	917,343
Net income, October 31, 2019	—			542,451	542,451
Balance, October 31, 2019	416,747	417	3,138,489	(2,500,207)	638,699

Q3 stock-based compensation	156	—	1,500	—	1,500
Net income, January 31, 2020	—	—	—	595,174	595,174
Balance, January 31, 2020	416,903	417	3,139,989	(1,905,033)	1,235,373

Q4 stock-based compensation	156	—	1,032	—	1,032
Net loss, April 30, 2020	—	—	—	(557,249)	(557,249)
Balance, April 30, 2020	417,059	417	3,141,021	(2,462,282)	679,156

Q1 stock-based compensation	156	—	1,406	—	1,406
Net income, July 31, 2020	—	—	—	30,871	30,871
Balance, July 31, 2020	417,215	417	3,142,427	(2,431,411)	711,433

Q2 stock-based compensation	2,240	2	18,555	—	18,557
Net income, October 31, 2020	—	—	—	30,022	30,022
Balance, October 31, 2020	419,455	419	3,160,982	(2,401,389)	760,012

Shares issued to acquire funding portal	1,666,360	1,666	11,329,582	—	11,331,248
Return of shares of common stock	(5,000)	(5)	5	—	—
Q3 stock-based compensation	937	1	6,239	—	6,240
Net income, January 31, 2021	—	—	—	42,642	42,642
Balance, January 31, 2021	2,081,752	2,081	14,496,808	(2,358,747)	12,140,142

Q4 stock-based compensation	95,937	96	657,180	—	657,276
Shares issued for debt settlement	1,077	1	14,999	—	15,000
Net income, April 30, 2021				1,366,125	1,366,125
Balance, April 30, 2021	2,178,766	$2,178	$15,168,987	$(992,622)	$14,178,543

See Accompanying Notes to the Financial Statements

NETCAPITAL INC.
Consolidated Statements of Cash Flows

	April 30, 2021	April 30, 2020
OPERATING ACTIVITIES
Net income	$1,469,660	$604,851
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	680,611	356,252
Non-cash revenue from the receipt of equity	(2,319,532)	(1,538,980)
Provision for bad debts	60,325	—
Impairment of assets	—	185,952
Unrealized gain on equity securities	(2,571,494)	527,540
Changes in deferred taxes	613,000	(180,000)
Changes in non-cash working capital balances:
Accounts receivable	(1,417,257)	6,000
Contract receivable	—	15,000
Prepaid expenses	(35,913)	—
Accounts payable and accrued expenses	172,204	18,680
Deferred revenue	(34)	(15,055)
Accrued interest payable	85,248	—
Related party payable	12,314	16,156
Net cash used in operating activities	(3,250,868)	(3,604)

INVESTING ACTIVITIES
Proceeds from purchase of funding portal subsidiary	364,939	—
Investment in affiliate	(122,914)	—
Net cash provided by investing activities	242,025	—

FINANCING ACTIVITIES
Proceeds from SBA loans	4,271,600	—
Proceeds from stock subscriptions	1,199,996	—
Payment on related party note	—	(4,300)
Cash flow provided by (used in) financing activities	5,471,596	(4,300)

Net increase (decrease) in cash	2,462,753	(7,904)
Cash and cash equivalents, beginning of the period	11,206	19,110
Cash and cash equivalents, end of the period	$2,473,959	$11,206

Supplemental disclosure of cash flow information:
Cash paid for taxes	$4,988	$—
Cash paid for interest	$2,067	$2,723

Supplemental Non-Cash Investing and Financing Information:
Common stock issued as prepaid compensation	$646,500	$—
Common stock issued to purchase subsidiary	$11,331,248	$—

See Accompanying Notes to the Financial Statements

NETCAPITAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED APRIL 30, 2021 AND 2020

1. Description of Business and Summary of Accounting Principles

Description of Business and Concentrations

Netcapital Inc. (“Netcapital,” “we,” “our,” or the “Company”) is a fintech company with a scalable technology platform that allows private companies to raise capital online and provides private equity investment opportunities to investors. The company's consulting group, Netcapital Advisors, provides marketing and strategic advice and takes equity positions in select companies with disruptive technologies. The Netcapital funding portal is registered with the U.S. Securities & Exchange Commission (SEC) and is a member of the Financial Industry Regulatory Authority (FINRA), a registered national securities association.

The consolidated financial statements are presented in United States dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America.  The Company’s fiscal year end is April 30.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of significant intercompany balances and transactions. The wholly owned subsidiaries are Netcapital Funding Portal Inc., an equity-based funding portal registered with the SEC, Netcapital Advisors Inc., which provides marketing and strategic advice to select companies, and AthenaSoft Corp., which has been inactive for the past two years.

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

Revenue Recognition under ASC 606

The Company recognizes service revenue from its consulting contracts, funding portal and game website using the five-step model as prescribed by ASC 606:

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

Contract Assets

Contract assets are recorded for those parts of the contract consideration not yet invoiced but for which the performance obligations are completed. The revenue is recognized when the customer receives services. Contract assets are included in other current assets in the consolidated balance sheets and will be recognized during the succeeding twelve-month period.

Deferred Revenue

Deferred revenues represent billings or payments received in advance of revenue recognition and is recognized upon transfer of control. Balances consist primarily of annual plan subscription services and professional services not yet provided as of the balance sheet date. Deferred revenues that will be recognized during the succeeding twelve-month period are recorded as current deferred revenues in the consolidated balance sheets, with the remainder recorded as other non-current liabilities in the consolidated balance sheets.

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

Remaining Performance Obligations

The Company's subscription terms are typically less than one year. All of the Company’s revenues in the years ended April 30, 2021 and 2020, which amounted to $4,721,003 and $1,753,558, respectively, are considered contract revenues. Contract revenue as of April 30, 2021 and 2020, which has not yet been recognized, amounted to $622 and $656, respectively, and is recorded on the balance sheet as deferred revenue. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Costs of Services

Costs of services consist of direct costs that we pay to third parties in order to provide the services that generate revenue.

Earnings Per Share

Earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. The Company has no stock options, warrants or convertible debt, but has a contingent consideration liability that requires it to issue up to 397,293 shares of common stock, and is dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents during fiscal 2021 and 2020. The Company uses three financial institutions for its cash balances and has maintained cash balances that exceed federally insured limits.

Accounts Receivable

The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining an allowance for potential credit losses. Accounts receivable is reported net of the allowance for doubtful accounts. The allowance is based on management’s estimate of the amount of receivables that will be collected. The Company recorded an allowance for doubtful accounts of $60,325 and $0 as of April 30, 2021 and 2020, respectively.

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

Equity Securities

All investments in equity securities are initially measured at cost. Cost is based upon either the cost of the investment, the fair value of the services provided or the estimated market value of the investment at the time it was acquired, whichever can be more clearly determined. If the Company identifies an observable price change in an orderly transaction for an identical or similar investment of the same issuer, the Company measures the equity security at fair value as of the date that the observable transaction occurred.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimate relates to investments, the allowance for doubtful accounts and the income tax valuation allowance. On a continual basis, management reviews its estimates, utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

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

Debt

At April 30, 2021 and 2020, the Company’s secured and unsecured debt was carried at its face value plus accrued interest.

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

In December 2019, the FASB issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for us in the first quarter of fiscal 2022 on a prospective basis, and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

2. Concentrations

For the year ended April 30, 2021, the Company had one customer that constituted 30% of its revenues, a second customer that constituted 15% of its revenues, a third customer that constituted 14% of its revenues and a fourth customer that accounted for 11% of its revenues. For the year ended April 30, 2020, the Company had one customer that constituted 47% of its revenues, a second customer that constituted 31% of its revenues and a third customer that accounted for 13% of its revenues.

3. Debt

The following table summarizes components debt as of April 30, 2021 and 2020:

	2021	2020	Interest Rate

Secured lender	$1,000,000	$1,000,000	8.00%
Notes payable – related parties	22,860	15,000	0.0%
Demand notes payable	—	7,860	0.0%
U.S. SBA loan	1,885,800	—	1.0%
U.S. SBA loan	500,000	—	3.75%
U.S. SBA loan	1,885,800	—	1.0%
Loan payable – bank	34,324	34,324	5.5%
Total debt	5,328,784	1,057,184
Less: current portion of long-term debt	2,942,984	1,057,184
Total long-term debt	$2,385,800	$—

As of April 30, 2021 and 2020, the Company owed its principal lender (“Lender”) $1,000,000 under a loan and security agreement (“Loan”) dated April 28, 2011, that was amended on July 26, 2014 and again on October 31, 2017, October 31, 2020, January 31, 2021 and April 30, 2021. The Lender was the largest shareholder of the Company owning 32.6% of the shares issued and outstanding as of April 30, 2020. However, with the purchase of Netcapital Funding Portal Inc., the Lender owns less than 10% of the Company and is no longer considered a related party.

The Loan was amended on October 31, 2020 to change the maturity date to January 31, 2021, and increase the interest rate from 1.25% to 8% per annum. The Loan has been further amended to change the maturity date to April 30, 2022.

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

As of April 30, 2021 and 2020, the Company’s related-party unsecured notes payable totaled $22,860 and $15,000, respectively. Demand notes payable totaled $0 and $7,860 as of April 30, 2021 and 2020. The demand notes totaling $7,860 were determined to be related party notes as of the date of the acquisition of Netcapital Funding Portal Inc. (“Funding Portal”) because the notes are from a board member of the Funding Portal and the former parent of the Funding Portal, which is now the Company’s largest shareholder, owning 1,671,360 shares of common stock of the Company, or 76.7% as of April 30, 2021.

The Company also owes $34,324 as of April 30, 2021 and 2020 to Chase Bank. For the loan from Chase Bank, the Company pays interest only on a monthly basis, which is calculated at a rate of 5.5% per annum.

On May 6, 2020, the Company borrowed $1,885,800 (the “May Loan”), on June 17, 2020 the Company borrowed $500,000 (the “June Loan”), and on February 2, 2021, the Company borrowed $1,885,800 (the “February Loan”) from an SBA loan program.

The May loan bears interest at a rate of 1% per annum and the SBA has postponed any installment payments until September 6, 2021. The Company is applying for forgiveness of the May Loan and believes it will be forgiven in its entirety.

The June Loan requires installment payments of $2,437 monthly, beginning on June 17, 2021, over a term of thirty years. However, the SBA has postponed the first installment payment for 12 months. Interest accrues at a rate of 3.75% per annum. The Company agreed to grant a continuing security interest in its assets to secure payment and performance of all debts, liabilities, and obligations to the SBA. The June Loan was personally guaranteed by the Company’s Chief Financial Officer.

The February loan bears interest at a rate of 1% per annum and the due date of the first payment is May 22, 2022. The Company plans to apply for forgiveness of the February Loan and believes will be forgiven in its entirety.

In fiscal 2020, the Company received a $10,000 advance from the U.S. Small Business Administration (“SBA”) in conjunction with an Economic Injury Disaster Loan application. Based upon SBA information regarding the advance payments that were made to U.S. businesses, the Company considers the $10,000 received as a grant and recorded the $10,000 as other income.

As of April 30, 2021 future payments under debt obligations over each of the next five years and thereafter were as follows:

Twelve months ended April 30:
2022	$2,942,984
2023	1,895,950
2024	11,478
2025	11,916
2026	12,370
Thereafter	454,086
Minimum future payments of principal	$5,328,800

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

Level 3 inputs are unobservable inputs for the asset or liability.

Financial assets measured at fair value on a recurring basis are summarized below as of April 30, 2021 and 2020:

	Level 1	Level 2	Level 3	Total
April 30, 2021
Equity securities at fair value	$—	$6,298,008	$—	$6,298,008

April 30, 2020
Equity securities at fair value	$—	$1,406,982	$—	$1,406,982

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

 5. Income Taxes

The Tax Cuts and Jobs Act ("Tax Act") was enacted on December 22, 2017. Among numerous provisions, the Tax Act reduced the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings. As a result of the Tax Act, the Company re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.

As of April 30, 2021, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $890,000 expiring in the years of 2022 through 2035. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of April 30, 2021 and 2020 were as follows:

	2021	2020

Deferred tax assets, net:
Net operating loss carryforwards	$141,000	$140,000
Bad debt expense	17,000	—
Stock-based compensation	155,000	—
Asset impairment loss	—	40,000
Deferred tax assets	313,000	180,000

Deferred tax liability
Unrealized gain	746,000	—
Total deferred tax liability	746,000	—

Total net deferred tax assets (liabilities)	$(433,000)	$180,000

The valuation allowance is $0 as of April 30, 2021 and April 30, 2020. . Company management believes that historical, current and expected earnings are sufficient to meet the more likely than not standard to enable the Company to utilize the deferred tax asset.

The Company did not have any material unrecognized tax benefits as of April 30, 2021 and 2020. The Company does not expect the unrecognized tax benefits to significantly increase or decrease within the next twelve months.  The Company recorded no interest and penalties relating to unrecognized tax benefits as of and during the years ended April 30, 2021 and 2020. The Company is subject to U.S. federal income tax, as well as taxes by various state jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending April 30, 2019 through 2021.

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

The Company utilizes office space in Boston, Massachusetts, at a cost of approximately $3,600 per month, one-year membership agreement that ends on March 31, 2022. The membership agreement includes a deposit of $6,300.

A novel strain of coronavirus, or COVID-19, has spread throughout the world and has been declared to be a pandemic by the World Health Organization. As of the date this report was issued, our operations have not been significantly impacted by the COVID-19 outbreak. The number of people establishing accounts on our website Netcapital.com has more than doubled during the pandemic. Most of our employees work remotely from a home office to access our technology, which runs 24 hours a day on the internet. However, we cannot at this time predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on our financial condition, operations, and business plans for fiscal year 2022. Our operations have adapted social distancing practices, and the next expected milestones of our product may be impacted, and we may experience delays in anticipated timelines and milestones.

7. Stockholders’ Equity

The Company is authorized to issue 900,000,000 shares of its common stock, par value $0.001. 2,178,766 and 417,059 shares were outstanding as of April 30, 2021 and 2020, respectively. In August 2020, the board of directors authorized a reverse split of the common stock on a 1-for-2,000 basis, whereby the Company issued to each of its stockholders one share of Common Stock for every 2,000 shares of common stock held by such stockholder. The reverse split was effective on November 5, 2020. The financial statements for the year ended April 30, 2020 have been adjusted to give effect to the reverse split. As of April 30, 2020, the balance sheet accounts for capital in excess of par value and for common stock were increased and decreased by $830,852, respectively.

In fiscal 2021, 99,270 shares of common stock were issued for stock-based compensation, 1,666,360 shares of common stock were issued to purchase Netcapital Funding Portal Inc., and 5,000 shares of common stock were returned to the Company in exchange for a 20% ownership of AthenaSoft Corp. that was acquired by the Company during fiscal 2018. The book value of the AthenaSoft Corp. shares surrendered by the Company was zero dollars, as the Company had recognized an impairment loss in a prior year. The Company also issued 1,077 shares of common stock, valued at $15,000, to pay a $15,000 liability.

In fiscal 2020, 39,375 shares of common stock were issued for stock-based compensation.

For the years ended April 30, 2021 and 2020, the Company recorded $680,611 and $356,252, respectively, in stock-based compensation expense. As of April 30, 2021 and 2020, there was $631,878 and $609,010 of prepaid stock-based compensation expense.

The table below presents the components of stock-based compensation expense for the years ended April 30, 2021 and 2020.

Description	April 30, 2021	April 30, 2020
Chief Executive Officer	$161,107	$112,035
Chief Financial Officer	161,107	112,035
Chief Marketing Officer	31,693	7,061
Related party consultant	76,882	49,711
Marketing consultant	5,286	—
Marketing consultant	119,059	—
Marketing consultant	20,000	—
Marketing consultant	28,595	—
Business consultant	76,882	49,711
Total	$680,611	$356,252

The table below presents the shares issued as compensation for the years ended April 30, 2021 and 2020:

	Year Ended	Year Ended
Description	April 30, 2021	April 30, 2020
Chief Executive Officer	—	13,125
Chief Financial Officer	—	13,125
Chief Marketing Officer	3,646	625
Related party consultant	—	6,250
Business consultant	—	6,250
Marketing consultant	625	—
Marketing consultant	20,000	—
Marketing consultant	75,000	—
Total	99,270	39,375

The table below presents the prepaid stock-based compensation expense as of April 30, 2021 and 2020:

	Year Ended	Year Ended
Description	April 30, 2021	April 30, 2020
Chief Executive Officer	$40,608	$201,715
Chief Financial Officer	40,608	201,715
Related party consultant	25,908	102,790
Business consultant	25,908	102,790
Marketing consultant	380,441	—
Marketing consultant	118,405	—
Total	$631,878	$609,010

8. Earnings Per Common Share

Earnings per common share data was computed as follows:

	2021	2020

Net income (loss)	$1,469,660	$604,851

Weighted average common shares outstanding	1,250,002	402,284
Effect of dilutive securities	397,293	—
Weighted average dilutive common shares outstanding	1,647,295	402,284

Earnings per common share – basic	$1.18	$1.50

Earnings per common share – diluted	$0.89	$1.50

397,293 shares that are issuable to satisfy a supplemental consideration liability were included for the calculation of earnings per share for the year ended April 30, 2021 because their effect is dilutive. No dilutive securities existed as of April 30, 2020.

9. Related Party Transactions

The Company’s majority shareholder, Netcapital Systems LLC, owns 1,671,360 shares of common stock, or 76.7% of the Company as of April 30, 2021. The Company has a demand note payable to Netcapital Systems LLC of $4,600 and a demand note payable to one of its managers of $3,200. In addition, the Company has accrued a payable of $3,817,516 for supplemental consideration owed in conjunction with its purchase of Netcapital Funding Portal Inc. See Note 12 for details of an issuance of common stock to pay off $3,461,462 of this liability. In total the Company owed its largest shareholder $3,822,116 as of April 30, 2021. The company paid its majority shareholder $100,000 in fiscal 2021 for use of the software that runs the website www.netcapital.com.

Compensation to officers in the years ended April 30, 2021 and 2020 consisted of common stock valued at $353,907 and $231,131, respectively, and cash compensation of $332,724 and $72,000, respectively.

Compensation to a related party consultant in the years ended April 30, 2021 and 2020 consisted of common stock valued at $76,882 and $49,711, respectively, and cash compensation of $81,431 and $26,200, respectively. This consultant is also the controlling shareholder of Zelgor Inc. and the Company earned revenues from Zelgor Inc. of $1,400,000 in the year ended April 30, 2021.

Compensation to two board members of Netcapital Systems LLC amounted to $162,123 and $0 in the years ended April 30, 2021 and 2020, respectively. One of these board members also received stock-based compensation of $76,882 and $49,711 for the years ended April 30, 2021 and 2020, respectively.

We owe Steven Geary, a director, $31,680 as of April 30, 2021 and 2020. This obligation is not interest bearing. $16,680 is recorded as a related party trade accounts payable and $15,000 as a related party note payable. We have no signed agreements for the indebtedness to Mr. Geary.

The Company made an investment of $122,914 in an affiliate, 6A Aviation Alaska Consortium, Inc., in conjunction with a land lease in an airport in Alaska. Our Chief Executive Officer is also the Chief Executive Officer of 6A Aviation Alaska Consortium, Inc. As a result of the investment, the Company is a 10% owner of 6A Aviation Consortium Inc.

As of April 30, 2021 and 2020, we owed $9,490 and $0 to a company controlled by one of our directors. We paid cash compensation of $29,738 and $0 to this director for the years ended April 30, 2021 and 2020, respectively. On April 30, 2020, we sold 722 membership interest units (the "Units") of Netcapital Systems LLC ("Netcapital") to the company controlled by this related party at a price of $91.15 per Unit for a total of $65,823, which paid off all debt and accrued interest payable to the related party as of that date. The price per Unit was similar to an offer to purchase Units directly from Netcapital.

The carrying amount of the 722 Units was $659,186, and the sale resulted in a realized loss of $593,363. Based upon the price of $91.15 per Unit, for the year ended April 30, 2020, the Company recorded an impairment loss of $185,952, which is not tax deductible, on the remaining Units in its possession.

10. Investments

In May 2020, the Company entered a consulting contract with Watch Party LLC (“WP”), which allowed the Company to receive up to 110,000 membership interest units of WP in return for consulting services. The WP units are valued at $2.14 per unit based on a sales price of $2.14 per unit on an online funding portal, resulting in revenues of $235,400 for the year ended April 30, 2021.

In May 2020, the Company entered a consulting contract with ChipBrain LLC (“ChipBrain”), which allowed the Company to receive up to 710,200 membership interest units of ChipBrain in return for consulting services. The ChipBrain units are valued at $0.93 per unit based on a sales price of $0.93 per unit on an online funding portal, resulting in revenues of $660,486 for the year ended April 30, 2021. ChipBrain subsequently sold identical ChipBrain units for $2.40 per unit on an online funding portal.

In May 2020, the Company entered a consulting contract with a related party, Zelgor Inc. (“Zelgor”), which allowed the Company to receive up to 1,400,000 shares of common stock of Zelgor in return for consulting services. The Company earned 1,050,000 shares in the quarter ended July 31, 2020 and 350,000 shares in the quarter ending October 31, 2020. The Zelgor shares are valued at $1.00 per share based on a sales price of $1.00 per share on an online funding portal, resulting in revenues of $1,400,000 for the year ended April 30, 2021. The $1.00 per share valuation was derived based on a combination of multiple transactions on a secondary trading platform in which shares were purchased at $1.00 per share, and two private offerings of shares, one at a selling price of $0.50 per share and the other at $2.00 per share.

On January 2, 2020, the Company entered a consulting contract with Deuce Drone LLC (“Drone”), which allowed the Company to receive up to 2,350,000 membership interest units of Drone in return for consulting services. The Company earned all 2,350,000 membership interest units in fiscal 2020. The Drone units are valued at $0.35 per unit based on a sales price of $0.35 per unit when the units were earned, or $822,500. Drone subsequently sold identical Drone units for $1.00 per unit on an online funding portal.

In August 2019, the Company entered a consulting contract with KingsCrowd LLC (“KingsCrowd”), which allowed the Company to receive 300,000 membership interest units of KingsCrowd in return for consulting services. The KingsCrowd units were valued at $1.80 per unit based on a sales price of $1.80 per unit when the units were earned, or $540,000. In December 2020, KingsCrowd converted from a limited liability company to a corporation to facilitate raising capital under Regulation A. KingsCrowd filed a Form 1-A Offering Statement under the Securities Act of 1933. In connection with the conversion to a corporation, each membership interest unit converted into 12.71915 shares of common stock. As of April 30, 2021, the Company owns 3,815,745 shares of KingsCrowd Inc. The selling price of the stock is set at $1.00 per share in the preliminary offering circular.

During fiscal 2019, the Company entered a consulting contract with Netcapital Systems LLC (“Netcapital”), which allowed the Company to receive up to 1,000 membership interest units of Netcapital in return for consulting services. The Company earned 40 units in the quarter ended July 31, 2020, at a value of $91.15 per unit, or $3,646. The Company earned all 1,000 Netcapital units but sold a portion of the units in fiscal 2020 at a sales price of $91.15 per unit. As of April 30, 2021, the Company owns 528 Netcapital units, at a value of $48,128.

On July 20, 2020 the Company entered a consulting agreement with Vymedic, Inc. for a $40,000 fee over a 5-month period. Half the fee is payable in stock and half is payable in cash. As of April 30, 2021, the Company earned $20,000 worth of stock.

The following table summarizes the components of equity securities as of April 30, 2021 and 2020:

	April 30, 2021	April 30, 2020

Netcapital Systems LLC	$48,128	$44,482
Watch Party LLC	235,400	—
Zelgor Inc.	1,400,000	—
ChipBrain LLC	1,704,480	—
Vymedic, Inc.	20,000	—
Deuce Drone LLC	2,350,000	822,500
KingsCrowd LLC	540,000	540,000
Total Investments at cost	$6,298,008	$1,406,982

The above investments in equity securities are within the scope of ASC 321. The Company monitors the investments for any changes in observable prices from orderly transactions. All investments are initially measured at cost and evaluated for impairment. Impairment expense of $0 and $185,952 was recognized in the years ended April 30, 2021 and 2020, respectively. The Company identified that two securities, ChipBrain LLC and Deuce Drone LLC, that had an observable price change. The result of these price changes was an increase in the fair value of the equity securities totaling $2,571,494 in the fiscal year ended April 30, 2021, which was recorded in the income statement as an unrealized gain on equity securities.

11. Business Acquisition

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

Schedule of Merger agreement
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

The excess of purchase price over the total identifiable tangible net assets of $344,810, leaves an aggregate value of $14,803,954 to be assigned to the Intangible Assets. The estimated value of the $27,800,000 of Intangible Assets is allocated on a percentage basis in the above table to equal $14,803,954.

None of FP’s revenues and earnings are included in the Company’s consolidated income statements through the day of closing of November 5, 2020. The consolidated income statements for the year ended April 30, 2021 include $834,981 in revenues from FP. If the entities had been combined for the two reporting periods, the supplemental pro forma revenues and earnings are as follows:

Schedule of Pro forma revenue and earnings
	Revenues		Earnings
Supplemental pro forma for 4/1/20 – 11/04/20	$2,866,063	$	282,264
Supplemental pro forma for 4/1/19 – 11/04/19	$1,018,200	$	680,212

Included in the supplemental pro forma information above is revenue earned by the Company from Netcapital Systems LLC of $18,646 and $152,864 in the periods ended November 4, 2020 and 2019, respectively.

12. Subsequent Events

The Company evaluated subsequent events through the date these financial statements were available to be issued.

On June 2, 2021, the Company loaned $50,000 to a related party. The unpaid principal balance on the note is subject to an interest rate of 5% per annum and matures on June 2, 2022.

On June 30, 2021, the Company loaned $50,000 to a related party. The unpaid principal balance on the note is subject to an interest rate of 8% per annum and matures on June 30, 2022.

In July 2021, the Company issued 361,736 shares of its common stock as payment of $3,523,462 of supplemental consideration that was owed to its affiliate, Netcapital Systems Inc. The 361,736 shares of common stock include an aggregate of 32,458 shares of common stock, that paid off liabilities totaling $316,130, that were made to a company controlled by a member of the board of managers of Netcapital Systems LLC and to an individual manager.

In July 2021, the Company completed an offering for gross proceeds of $1,592,400 in conjunction with the sale of restricted shares of common stock at a price of $9.00 per share. A total of 176,934 shares of common stock were issued.

