Form 10-Q
period 2021-07-31
Netcapital Inc.
filed 2021-09-14
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2021

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

As of September 14, 2021 the Company had 2,718,373 shares of its common stock, par value $0.001 per share, issued and outstanding.

NETCAPITAL INC.

Condensed Consolidated Balance Sheets

Assets:	July 31, 2021 (Unaudited)	April 30, 2021 (Audited)
Cash and cash equivalents	$2,059,216	$2,473,959
Accounts receivable net	1,332,218	1,356,932
Prepaid expenses	431,795	653,861
Total current assets	3,823,229	4,484,752

Deposits	6,300	6,300
Notes receivable - related parties	100,000	—
Purchased technology	14,803,954	14,803,954
Investment in affiliate	127,415	122,914
Equity securities at fair value	9,623,753	6,298,008
Total assets	$28,484,651	$25,715,928

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable
Trade	$309,115	$308,506
Related party	320,224	3,843,686
Accrued expenses	283,795	306,308
Stock subscription payable	185,000	1,199,996
Deferred revenue	613	622
Interest payable	151,254	116,483
Deferred tax liability, net	1,140,000	433,000
Related party debt	22,860	22,860
Secured note payable	1,000,000	1,000,000
Current portion of SBA loans	1,887,620	1,885,800
Loan payable - bank	34,324	34,324
Total current liabilities	5,334,805	9,151,585

Long-term liabilities:
Long-term SBA loans, less current portion	2,383,980	2,385,800
Total Liabilities	7,718,785	11,537,385

Commitments and contingencies	—	—

Stockholders' equity:

Common stock, $.001 par value; 900,000,000 shares authorized, 2,718,373 and 2,178,766 shares issued and outstanding	2,718	2,178
Capital in excess of par value	20,298,360	15,168,987
Retained earnings (deficit)	464,788	(992,622)
Total stockholders' equity	20,765,866	14,178,543
Total liabilities and stockholders' equity	$28,484,651	$25,715,928

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	July 31, 2021	July 31, 2020

Revenues	$625,187	$1,762,322
Costs of services	28,305	431,019
Gross profit	596,882	1,331,303

Costs and expenses:
Stock-based compensation	296,980	121,378
Consulting expense	19,651	1,991
Marketing	21,826	4,101
Rent	12,130	14,079
Payroll and payroll related expenses	927,333	1,096,120
General and administrative costs	395,052	41,139
Total costs and expenses	1,672,972	1,278,808
Operating income (loss)	(1,076,090)	52,495

Other income (expense):
Interest expense	(35,245)	(10,283)
Unrealized gain on equity securities	3,275,745	—
Total other income (expense)	3,240,500	(10,283)
Net income before taxes	2,164,410	42,212
Income taxes	(707,000)	(11,341)
Net income	$1,457,410	$30,871

Basic earnings per share	$0.66	$0.07
Diluted earnings per share	$0.65	$0.07

Weighted average number of common shares outstanding:
Basic	2,206,118	415,636
Diluted	2,241,675	415,636

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.
Condensed Consolidated Statements of Stockholders' Equity
For the Three Months Ended July 31, 2021 and the Years Ended April 30, 2021, and 2020
(Unaudited)

			Capital in	Retained
	Common Stock		Excess of	Earnings	Total
	Shares	Amount	Par Value	(Deficit)	Equity
Balance, April 30, 2019	377,685	$378	$2,201,497	$(3,067,133)	$(865,258)
Q1 stock-based compensation	1,406	1	19,687	—	19,688
Net income, July 31, 2019	—	—	—	24,475	24,475
Balance, July 31, 2019	379,091	379	2,221,184	(3,042,658)	(821,095)

Q2 stock-based compensation	37,656	38	917,305	—	917,343
Net income, October 31, 2019	—	—		542,451	542,451
Balance, October 31, 2019	416,747	417	3,138,489	(2,500,207)	638,699

Q3 stock-based compensation	156	—	1,500	—	1,500
Net income, January 31, 2020	—	—	—	595,174	595,174
Balance, January 31, 2020	416,903	417	3,139,989	(1,905,033)	1,235,373

Q4 stock-based compensation	156	—	1,032	—	1,032
Net loss, April 30, 2020	—	—	—	(557,249)	(557,249)
Balance, April 30, 2020	417,059	417	3,141,021	(2,462,282)	679,156

Q1 stock-based compensation	156	—	1,406	—	1,406
Net income, July 31, 2020	—	—	—	30,871	30,871
Balance, July 31, 2020	417,215	417	3,142,427	(2,431,411)	711,433

Q2 stock-based compensation	2,240	2	18,555	—	18,557
Net income, October 31, 2020	—	—	—	30,022	30,022
Balance, October 31, 2020	419,455	419	3,160,982	(2,401,389)	760,012

Shares issued to acquire funding portal	1,666,360	1,666	11,329,582	—	11,331,248
Return of shares of common stock	(5,000)	(5)	5	—	—
Q3 stock-based compensation	937	1	6,239	—	6,240
Net income, January 31, 2021	—	—	—	42,642	42,642
Balance, January 31, 2021	2,081,752	2,081	14,496,808	(2,358,747)	12,140,142

Q4 stock-based compensation	95,937	96	657,180	—	657,276
Shares issued for debt settlement	1,077	1	14,999	—	15,000
Net income, April 30, 2021	—	—	—	1,366,125	1,366,125
Balance, April 30, 2021	2,178,766	2,178	15,168,987	(992,622)	14,178,543

Q1 stock-based compensation	937	2	14,054	—	14,056
Sale of common stock	176,934	176	1,592,219		1,592,395
Shares issued to acquire funding portal	361,736	362	3,523,100		3,523,462
Net income, July 31, 2021	—	—	—	1,457,410	1,457,410
Balance, July 31, 2021	2,718,373	$2,718	$20,298,360	$464,788	$20,765,866

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended July 31, 2021	Three Months Ended July 31, 2020
OPERATING ACTIVITIES
Net income	$1,457,410	$30,871
Adjustment to reconcile net income to net cash used in operating activities:
Stock-based compensation	296,980	121,378
Non-cash revenue from the receipt of equity	(50,000)	(1,754,046)
Unrealized gain on equity securities	(3,275,745)	—
Changes in deferred taxes	707,000	11,341
Changes in non-cash working capital balances:
Accounts receivable	24,714	(6,000)
Prepaid expenses	(60,858)	(13,172)
Accounts payable and accrued expenses	(21,904)	48,571
Deferred revenue	(9)	34,916
Accrued interest payable	34,771	3,151
Net cash used in operating activities	(887,641)	(1,522,990)

INVESTING ACTIVITIES
Loans to affiliates	(100,000)	—
Investment in affiliate	(4,501)	—
Net cash used in investing activities	(104,501)	—

FINANCING ACTIVITIES
Proceeds from SBA loans	—	2,385,800
Proceeds from stock subscriptions	577,399	—
Net cash provided by financing activities	577,399	2,385,800

Net increase (decrease) in cash	(414,743)	862,810
Cash and cash equivalents, beginning of the period	2,473,959	11,206
Cash and cash equivalents, end of the period	$2,059,216	$874,016

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$477	$480

Supplemental Non-Cash Financing Information:
Common stock issued to reduce related party payable	$3,523,462	$—

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

Notes To Condensed Consolidated Financial Statements (Unaudited)

Note 1– Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2021, are not necessarily indicative of the results that may be expected for the fiscal year ended April 30, 2022. For further information, refer to the audited financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended April 30, 2021.

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

Note 2 – Concentrations

For the three-month period ended July 31, 2021, the Company had one customer that constituted 19% of revenues and a second customer that constituted 16% of revenues. For the three-month period ended July 31, 2020, the Company had one customer that constituted 60% of revenues, a second customer that constituted 26% of revenues and a third customer that constituted 12% of revenues.

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

The Company identifies performance obligations in contracts with customers, which primarily are professional services, listing fees on our funding portal, and a success fee of 4.9% of the money raised on the funding portal. The transaction price is determined based on the amount the Company expects to be entitled to receive in exchange for transferring the promised services to the customer. The transaction price in the contract is allocated to each distinct performance obligation in an amount that represents the relative amount of consideration expected to be received in exchange for satisfying each performance obligation. Revenue is recognized when performance obligations are satisfied. The Company usually bills its customers before it provides any services and begins performing services after the first payment is received. Contracts are typically one year or less. For larger contracts, in addition to the initial payment, the Company may allow for progress payments throughout the term of the contract.

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

Remaining Performance Obligations

The Company's subscription terms are typically less than one year. All of the Company’s revenues in the three-month periods ended July 31, 2021 and 2020, which amounted to $625,187 and $1,762,322, respectively, are considered contract revenues. Contract revenue as of July 31, 2021 and April 30, 2021, which has not yet been recognized, amounted to $613 and $622, respectively, and is recorded on the balance sheet as deferred revenue. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Note 4 – Earnings Per Common Share

Income per common share data was computed as follows:

	Three Months Ended July 31, 2021	Three Months Ended July 31, 2020
Net income attributable to common stockholders – basic	$1,457,410	$30,871
Adjustments to net income	—	—
Net income attributable to common stockholders – diluted	$1,457,410	$30,871

Weighted average common shares outstanding – basic	2,206,118	415,636
Effect of dilutive securities	35,557	—
Weighted average common shares outstanding – diluted	2,241,675	415,636

Earnings per common share – basic	$0.66	$0.07
Earnings per common share – diluted	$0.65	$0.07

35,557 shares that are issuable to satisfy a supplemental consideration liability were included for the calculation of earnings per share for the three months ended July 31, 2021 because their effect is dilutive. No dilutive securities existed for the three months ended July 31, 2020.

Note 5 – Principal Financing Arrangements

The following table summarizes components debt as of July 31, 2021 and April 30, 2021:

	July 31, 2021	April 30, 2021	Interest Rate

Secured lender	$1,000,000	$1,000,000	8.0%
Notes payable – related parties	22,860	22,860	0.0%
U.S. SBA loan	1,885,800	1,885,800	1.0%
U.S. SBA loan	500,000	500,000	3.75%
U.S. SBA loan	1,885,800	1,885,800	1.0%
Loan payable – bank	34,324	34,324	5.5%
Total Debt	5,328,784	5,328,784
Less: current portion of long-term debt	2,944,804	2,942,984
Total long-term debt	$2,383,980	$2,385,800

As of April 30, 2021 and 2020, the Company owed its principal lender (“Lender”) $1,000,000 under a loan and security agreement (“Loan”) dated April 28, 2011, that was amended on July 26, 2014 and again on October 31, 2017, October 31, 2020, January 31, 2021 and April 30, 2021. The Lender was the largest shareholder of the Company owning 32.6% of the shares issued and outstanding until the Company purchased Netcapital Funding Portal Inc. on November 5, 2020. With the purchase of Netcapital Funding Portal Inc., the Lender owns less than 10% of the Company and is no longer considered a related party.

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

As of July 31, 2021 and April 30, 2021, the Company’s related-party unsecured notes payable totaled $22,860. The Company also owes $34,324 as of July 31, 2021 and April 30, 2021 to Chase Bank. The Company pays interest expense to Chase Bank, which is calculated at a rate of 5.5% per annum.

On May 6, 2020, the Company borrowed $1,885,800 (the “May Loan”), on June 17, 2020 the Company borrowed $500,000 (the “June Loan”), and on February 2, 2021, the Company borrowed $1,885,800 (the “February Loan”) from an a U.S. Small Business Administration (“SBA”) loan program.

The May loan bears interest at a rate of 1% per annum and the SBA has postponed any installment payments until September 6, 2021. The Company has applied for forgiveness of the May Loan and believes it will be forgiven in its entirety.

The June Loan required installment payments of $2,594 monthly, beginning on June 17, 2021, over a term of thirty years. However, the SBA has postponed the first installment payment for 12 months. Interest accrues at a rate of 3.75% per annum. The Company agreed to grant a continuing security interest in its assets to secure payment and performance of all debts, liabilities, and obligations to the SBA. The June Loan was personally guaranteed by the Company’s Chief Financial Officer.

The February loan bears interest at a rate of 1% per annum and the due date of the first payment is May 22, 2022. The Company plans to apply for forgiveness of the February Loan and believes it will be forgiven in its entirety.

Note 6 – Income Taxes

As of July 31, 2021 and April 30, 2021, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $1,649,000 and $890,000, respectively, expiring in the years of 2022 through 2036.

For the three months ended July 31, 2021, the Company recorded income tax expense of $707,000 and increased its net deferred tax liability to $1,140,000, from a balance of $433,000 as of April 30, 2021. For the three months ended July 31, 2020, the Company recorded income tax expense of $11,341.

As of July 31, 2021 and April 30, 2021, the Company had net deferred tax assets calculated at an expected federal rate of 21%, and a state rate of 8%, when applicable, or approximately $556,000 and $313,000, respectively. As a result of unrealized book gains on equity securities, the Company also has a deferred tax liability of $1,696,000 and $746,000 as of July 31, 2021 and April 30, 2021, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of July 31, 2021 and April 30, 2021 were as follows:

	July 31, 2021	April 30, 2021

Deferred tax assets, net:
Net operating loss carryforwards	$346,000	$141,000
Bad debt allowance	17,000	17,000
Stock-based compensation	193,000	155,000
Deferred tax assets	556,000	313,000

Deferred tax liability
Unrealized gain	1,696,000	746,000

Net deferred tax liability	$(1,140,000)	$(433,000)

Note 7 – Related Party Transactions

The Company’s majority shareholder, Netcapital Systems LLC, owns 1,671,360 shares of common stock, or 61.5% of the Company as of July 31, 2021. The Company has a demand note payable to Netcapital Systems LLC of $4,600 and a demand note payable to one of its managers of $3,200. In addition, as of April 30, 2021, the Company accrued a payable of $3,817,516 for supplemental consideration owed in conjunction with its purchase of Netcapital Funding Portal Inc., which was reduced to $294,054 as of July 31, 2021, because of the issuance to 361,736 shares of common stock, valued at $3,523,462. In total, the Company owed its largest shareholder $298,714 and $3,822,116 as of July 31, 2021 and April 30, 2021, respectively. The company paid its majority shareholder $50,000 in the first quarter of fiscal 2022 for use of the software that runs the website www.netcapital.com.

Compensation to officers in the three-month periods ended July 31, 2021 and 2020 consisted of common stock valued at $92,931 and $82,622, respectively, and cash payments of $77,538 and $66,462, respectively.

Compensation to a related party consultant in the three-month periods ended July 31, 2021 and 2020 consisted of common stock valued at $19,378 and $19,378 respectively, and cash payments of $25,846 and $22,154, respectively. This consultant is also the controlling shareholder of Zelgor Inc. and $1,050,000 of the Company’s revenues in the quarter ended July 31, 2020 were from Zelgor Inc.

Compensation to managers of Netcapital Systems LLC in the three-month periods ended July 31, 2021 and 2020 consisted of common stock valued at $19,378 and $19,378, respectively, and cash payments of $51,692 and $0, respectively.

The Company owes a director $16,680 as of July 31, 2021 and April 30, 2021, which is recorded as accounts payable, plus $15,000 in a non-interest-bearing note payable.

Note 8 – Stockholders’ Equity

The Company is authorized to issue 900,000,000 shares of its common stock, par value $0.001. 2,718,373 and 2,178,766 shares were outstanding as of July 31, 2021 and April 30, 2021, respectively. In August 2020, the board of directors authorized a reverse split of the common stock on a 1-for-2,000 basis, whereby the Company issued to each of its stockholders one share of Common Stock for every 2,000 shares of common stock held by such stockholder. The reverse split was effective on November 5, 2020. The financial statements for the three months ended July 31, 2020 have been adjusted to give effect to the reverse split.

On July 26, 2021, the Company issued 361,736 shares of its common stock as payment of $3,523,462 of supplemental consideration that was owed to its affiliate, Netcapital Systems LLC. The 361,736 shares of common stock include an aggregate of 35,609 shares of common stock, that paid off liabilities totaling $346,821, that were made to our Chief Executive Officer, a company controlled by a member of the board of managers of Netcapital Systems LLC and to an individual manager.

On July 27, 2021, the Company completed an offering for gross proceeds of $1,592,395 in conjunction with the sale of restricted shares of common stock at a price of $9.00 per share. A total of 176,934 shares of common stock were issued.

Effective July 31, 2021, the Company issued an aggregate of 937 shares of restricted stock to two employees. The shares were valued at $14,056.

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

Note 10 – Stock-Based Compensation Plans

The Company entered consulting agreements to issue common stock and recorded the applicable non-cash expense in accordance with the authoritative guidance of the Financial Accounting Standards Board.  For the three-month periods ended July 31, 2021 and 2020, the Company recorded $296,980 and $121,378, respectively, in stock-based compensation expense.

As of July 31, 2021 and April 30, 2021, there was $348,953 and $631,878, respectively of prepaid stock-based compensation expense for services. As of July 31, 2021, four consulting agreements are effective. Two agreements expire on August 31, 2021 and two expire in February 2022.

As of July 31, 2021, an aggregate of 8,543 shares of common stock can be earned by the Company’s employees from unvested stock grants. 156 shares vest quarterly over the next three quarters and 781 shares vest quarterly over the next 10.3 quarters.

The table below presents the components of stock-based compensation expense for the three-month periods ended July 31, 2021 and 2020.

Description	July 31, 2021	July 31, 2020
Chief Executive Officer	$40,608	$40,608
Chief Financial Officer	40,608	40,608
Chief Marketing Officer	11,715	1,406
Marketing employee	2,340	—
Marketing consultant	37,052	—
Marketing consultant	125,901	—
Related party consultant	19,378	19,378
Business consultant	19,378	19,378
Total	$296,980	$121,378

The table below presents the prepaid compensation expense as of July 31, 2021 and April 30, 2021:

Description	July 31, 2021	April 30, 2021
Chief Executive Officer	$—	$40,608
Chief Financial Officer	—	40,608
Related party consultant	6,530	25,908
Business consultant	6,530	25,908
Marketing consultant	254,540	380,441
Marketing consultant	81,353	118,405
Total	$348,953	$631,878

Note 11 – Deposits and Commitments

The Company utilizes office space in Boston, Massachusetts, under a month-to-month lease agreement that allows to company to end its lease by providing 30-day written notice. The lease agreement includes a deposit of $6,300.

Note 12 – Business Acquisition

On August 23, 2020, the Company entered into an Agreement and Plan of Merger (“Agreement”) whereby Netcapital Systems LLC (“Systems”) would become an 80% owner of the Company. Pursuant to the requirements of this agreement, the Company filed a definitive information statement on September 21, 2020 to change the Company’s corporate name from ValueSetters, Inc. to Netcapital Inc. and to amend the Company’s Articles of Incorporation to effect a stock combination, or reverse stock split, pursuant to which 2,000 shares of the Company’s common stock would be exchanged for one new share of common stock. In conjunction with the merger agreement, the Company issued 1,666,360 shares of common stock to Systems on November 5, 2020.

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

Consideration: 1,666,360 shares of common stock of the Company	$11,331,248
Payment of promissory notes and interest	3,817,516
Total consideration	$15,148,764

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$358,634
Current assets	8,894
Accounts payable	(22,718)
Platform users	7,080,319
Platform investors	6,288,392
Platform issuers	903,125
Unpatented technology	532,118
Total identifiable net assets	$15,148,764

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

Note 13 – Investments

In May 2020, the Company entered a consulting contract with Watch Party LLC (“WP”), which allowed the Company to receive up to 110,000 membership interest units of WP in return for consulting services. The Company earned 97,500 membership interest units in the quarter ended July 31, 2020. The WP units are valued at $2.14 per unit based on a sales price of $2.14 per unit on an online funding portal, resulting in revenues of $208,650 for the three-months ended July 31, 2020. As of July 31, 2021 and April 30, 2021, the Company owns 110,000 WP units, which are valued at $235,400.

In May 2020, the Company entered a consulting contract with ChipBrain LLC (“Chip”), which allowed the Company to receive up to 710,200 membership interest units of Chip in return for consulting services. The Company earned 500,000 membership interest units in the quarter ended July 31, 2020 and earned the remaining units in the quarter ending October 31, 2020. The Chip units were initially valued at $0.93 per unit based on a sales price of $0.93 per unit on an online funding portal, resulting in revenues of $465,000 for the three-months ended July 31, 2020. Subsequently, ChipBrain sold identical units for $2.40 per unit, and as of July 31, 2021 and April 30, 2021, the units owned by the Company are valued at $1,704,480.

In May 2020, the Company entered a consulting contract with Zelgor Inc. (“Zelgor”), which allowed the Company to receive up to 1,400,000 shares of common stock of Zelgor in return for consulting services. The Company earned 1,050,000 shares in the quarter ended July 31, 2020 and earned the remaining shares in the quarter ending October 31, 2020. The Zelgor shares are valued at $1.00 per share based on a sales price of $1.00 per share on an online funding portal, resulting in revenues of $1,050,000 for the three-months ended July 31, 2020. The $1.00 per share valuation continues to be the observable price at which the shares trade and the Zelgor shares are valued at $1,400,000 as of July 31, 2021 and April 30, 2021.

On January 2, 2020, the Company entered a consulting contract with Deuce Drone LLC (“Drone”), which allowed the Company to receive up to 2,350,000 membership interest units of Drone in return for consulting services. The Company earned all 2,350,000 membership interest units in fiscal 2020. The Drone units were initially valued at $0.35 per unit based on a sales price of $0.35 per unit when the units were earned, or $822,500. Drone subsequently sold identical Drone units for $1.00 per unit on an online funding portal and as of July 31, 2021 and April 30, 2021, the units owned by the Company are valued at $2,350,000.

In August 2019, the Company entered a consulting contract with KingsCrowd LLC (“KingsCrowd”), which allowed the Company to receive 300,000 membership interest units of KingsCrowd in return for consulting services. The KingsCrowd units were initially valued at $1.80 per unit based on a sales price of $1.80 per unit when the units were earned, or $540,000. In December 2020, KingsCrowd converted from a limited liability company to a corporation to facilitate raising capital under Regulation A. KingsCrowd filed a Form 1-A Offering Statement under the Securities Act of 1933. In connection with the conversion to a corporation, each membership interest unit converted into 12.71915 shares of common stock. As of July 31, 2021 and April 30, 2021, the Company owns 3,815,745 shares of KingsCrowd Inc. In July 2021, KingsCrowd subsequently sold identical shares of common stock for $1.00 per share, and as of July 31, 2021 and April 30, 2021, the units owned by the Company are valued at $3,815,745 and $540,000, respectively.

During fiscal 2019, the Company entered a consulting contract with NetCapital Systems LLC (“NetCapital”), which allowed the Company to receive up to 1,000 membership interest units of NetCapital in return for consulting services. The Company earned 40 units in the quarter ended July 31, 2020, at a value of $91.15 per unit, or $3,646. The Company earned all 1,000 Netcapital units but sold a portion of the units in fiscal 2020 at a sales price of $91.15 per unit. As of July 31, 2021 and April 30, 2021, the Company owns 528 Netcapital units, at a value of $48,128.

In July 2020 the Company entered a consulting agreement with Vymedic, Inc. for a $40,000 fee over a 5-month period. Half the fee is payable in stock and half is payable in cash. As of April 30, 2021, the Company earned $20,000 worth of stock. As of July 31, 2021 and April 30, 2021, the Company owns 4,000 units, at a value of $20,000.

In August 2020 the Company entered a consulting agreement with C-Reveal Therapeutics LLC (“CRT”). for a $120,000 fee over a 12-month period. $50,000 of the fee is payable in CRT units. The Company earned the units in fiscal 2021 and received them in the first quarter of fiscal 2022. As of July 31, 2021 the Company owns 5,000 units, at a value of $50,000.

The following table summarizes the components of investments as of July 31, 2021 and April 30, 2021:

	July 31, 2021	April 30, 2021

Netcapital Systems LLC	$48,128	$48,128
Watch Party LLC	235,400	235,400
Zelgor Inc.	1,400,000	1,400,000
ChipBrain LLC	1,704,480	1,704,480
Vymedic Inc.	20,000	20,000
C-Reveal	50,000	—
Deuce Drone LLC	2,350,000	2,350,000
Kingscrowd Inc.	3,815,745	540,000
Total Investments at cost	$9,623,753	$6,298,008

The above investments in equity securities are within the scope of ASC 321. The Company monitors the investments for any changes in observable prices from orderly transactions. All investments are initially measured at cost and evaluated for changes in estimated fair value. During the three months ended July 31, 2021, the Company identified that one security, Kingscrowd Inc., had an observable price change. The result of the price change was an increase in the fair value of the equity securities totaling $3,275,745 in the three months ended July 31, 2021, which was recorded in the income statement as an unrealized gain on equity securities.

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

The $5 million limit was increased on March 15, 2021 by the Securities and Exchange Commission (the "SEC") from the previous level of $1.07 million. We believe this change has already impacted the number of issuers and users on our website and consequently increased our sales. Our website posted a record number of users and dollars invested in June and July of 2021. We also see from industry statistics that investment commitments of Reg CF funding portals increased by $71 million, or 154%, to $117 million for the quarter ended June 30, 2021, as compared to investment commitments of $46 million for the quarter ended June 30, 2020.

We are encouraged by our growth over the past year, as the market share earned by the Netcapital funding portal in the three months ended July 31, 2021 was 7.4% of the industry investment commitments, as compared to 4.0% of the industry investment commitments in the three months ended July 31, 2020. For the month of July 2021, Netcapital funding portal’s market share amounted to 8.2% of the industry investment commitments. We believe our increase in revenues and our gain in market share over the past year is a trend we can continue. However, our limited operating history and the uncertain nature of our future operations and the markets we address or intend to address make predictions of our future results of operations difficult.

Results of Operations

For the Three Months Ended July 31, 2021 Compared to the Three Months Ended July 31, 2020

Our revenues for the three-months ended July 31, 2021 decreased by $1,137,135, or 65%, to $625,187, as compared to $1,762,322 reported for the three months ended July 31, 2020.  The decrease in revenues is attributable to a decrease in non-cash revenue from the receipt of equity, which amounted to $50,000 in the quarter ended July 31, 2021, as compared to $1,754,046 in the quarter ended July 31, 2020. This decrease was offset by revenues from our funding portal and by an unrealized gain in the equity we received in prior quarters of $3,275,745, as a result of observable price increases in our equity holdings. We recorded other income consisting of unrealized gains of $3,275,745 in the three months ended July 31, 2021 as compared to $0 in the three months ended July 31, 2020.

Costs of revenues decreased by $402,714 to $28,305 for the three-months ended July 31, 2021 from $431,019 reported in the three-months ended July 31, 2020.  The decrease is attributable to our decrease in non-cash revenues from the receipt of equity.

Payroll and payroll related expenses decreased by $168,787, or 15%, to $927,333 for the three months ended July 31, 2021, as compared to $1,096,120 reported for the three months ended July 31, 2020. The decrease is attributable to a reduction in staff.

Marketing expense increased by $17,725, or 432%, to $21,826 for the three months ended July 31, 2021, as compared to $4,101 reported for the three months ended July 31, 2020. The increase in expense is due to additional marketing outlets that we utilized in the three months ended July 31, 2021.

Rent expense decreased by $1,949, or 14%, to $12,130 for the three months ended July 31, 2021, as compared to $14,079 reported for the three months ended July 31, 2020. The decrease in expense is a result of discounts available to us in the three-month period ended July 31, 2021 and our ability to have personnel work from home.

General and administrative expenses increased by $353,913, or 860%, to $395,052 for the three months ended July 31, 2021, from $41,139 for the three months ended July 31, 2020.  The increase is primarily attributed to additional expenses we incurred in the current fiscal year for our newly acquired funding portal business.

Stock-based compensation increased by $175,602, to $296,980, or 145%, for the three-months ended July 31, 2021 from $121,378 reported in the three-months ended July 31, 2020.  The increase in expense is primarily due to the higher price per share of our common stock when shares were issued.

Interest expense increased by $24,962 to $35,245 for the three-months ended July 31, 2021, as compared to $10,283 for the three months ended July 31, 2020.  The increase in interest expense is attributable to higher debt amounts and a higher interest rate on our secured debt.

Liquidity and Capital Resources

At July 31, 2021, we had cash and cash equivalents of $2,059,216 and negative working capital of $1,511,576 as compared to cash and cash equivalents of $2,473,956 and negative working capital of $4,666,833 at April 30, 2021.

We have been successful in raising capital by selling restricted common stock in private placements and by borrowing funds from the U.S. Small Business Administration. The negative working capital balance as of April 30, 2021 has been significantly reduced by converting approximately $5 million in current liabilities into shares of common stock at a price range of $9.00 to $9.74 per share.

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

Net cash used in operating activities amounted to $887,641 and $1,522,990 in the three months ended July 31, 2021 and 2020, respectively.  The principal source of cash from operating activities in the three months ended July 31, 2021 was net income of $1,457,410 and a non-cash item, stock-based compensation of $296,980. However, these sources of cash were offset by an unrealized gain on equity securities of $3,275,745. The principal source of cash from operating activities in the three months ended July 31, 2020 was net income of $30,781 and a non-cash item, stock-based compensation of $121,738. However, these items were offset by changes in non-cash revenue from the receipt of equity of $1,754,046.

Net cash used in investing activities amounted to $104,501 in the three months ended July 31, 2021. The use of cash consisted of loans to affiliates of $100,000 and an investment in an affiliate of $4,501. There was no investing activity in the three-months ended July 31, 2020.

For the three months ended July 31, 2021, cash provided financing activities amounted to $577,399, which consisted of proceeds from stock subscriptions for the sale of common stock. For the three months ended July 31, 2020, cash provided by financing activities amounted to $2,385,800, which consisted of two loans from the U.S. Small Business Administration.

In the three months ended July 31, 2021 and 2020, there were no expenditures for capital assets.  We do not anticipate any capital expenditures in fiscal 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide information under this item.

Item 4. Controls and Procedures.

(a) Disclosure Controls and Procedures.

The Company’s management, with the participation of the Principal Executive Officer (the “PEO”) and Principal Financial Officer (the “PFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of July 31, 2021. Based on that evaluation, the PEO and the PFO concluded that, as of July 31, 2021, such controls and procedures were effective.

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

Under the supervision and with the participation of management, including the PEO and the PFO, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of July 31, 2021, based on the criteria established in a report entitled “2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of July 31, 2021.

The Company’s annual report on Form 10-K for the year ended April 30, 2021 does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to the rules of the SEC.  The Company will continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended July 31, 2021, we issued 937 shares of unregistered common stock as stock-based compensation, for services rendered to the Company. We sold 176,934 shares of unregistered common stock to accredited investors at a sale price of $9.00 per share. We also issued 361,736 shares of unregistered common stock in conjunction with our purchase of Netcapital Funding Portal Inc.

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

Date: September 14, 2021	NETCAPITAL INC.

By: /s/ Cecilia Lenk
Cecilia Lenk
Chairman of the Board and Chief Executive Officer

By: /s/ Coreen Kraysler
Coreen Kraysler
Principal Financial Officer

