Form 10-Q
period 2021-10-31
Netcapital Inc.
filed 2021-12-14
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2021

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 14, 2021 the Company had 2,865,610 Shares of its common stock, par value $0.001 per share, issued and outstanding.

NETCAPITAL INC.

Condensed Consolidated Balance Sheets

Assets:	(Unaudited) October 31, 2021	(Audited) April 30, 2021
Cash and cash equivalents	$940,966	$2,473,959
Accounts receivable net	2,149,674	1,356,932
Receivable from bank	212,252	—
Prepaid expenses	177,940	653,861
Total current assets	3,480,832	4,484,752

Deposits	6,300	6,300
Notes receivable - related parties	130,000	—
Purchased technology	14,803,954	14,803,954
Investment in affiliate	240,080	122,914
Equity securities at fair value	9,623,753	6,298,008
Total assets	$28,284,919	$25,715,928

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable
Trade	$357,623	$308,506
Related party	320,224	3,843,686
Accrued expenses	316,285	306,308
Stock subscription payable	219,900	1,199,996
Deferred revenue	670	622
Interest payable	185,650	116,483
Deferred tax liability, net	1,054,000	433,000
Related party debt	22,860	22,860
Secured note payable	1,000,000	1,000,000
Current portion of SBA loans	2,518,965	1,885,800
Loan payable - bank	34,324	34,324
Demand notes payable	—	—
Total current liabilities	6,030,501	9,151,585

Long-term liabilities:
Long-term SBA loans, less current portion	1,752,635	2,385,800
Total Liabilities	7,783,136	11,537,385

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $.001 par value; 900,000,000 shares authorized, 2,719,310 and 2,178,766 shares issued and outstanding	2,719	2,178
Capital in excess of par value	20,308,432	15,168,987
Retained earnings (deficit)	190,632	(992,622)
Total stockholders’ equity	20,501,783	14,178,543
Total liabilities and stockholders’ equity	$28,284,919	$25,715,928

See Accompanying Notes to the Consolidated Financial Statements

NETCAPITAL INC.

Condensed Consolidated Statements of Operations

 (Unaudited)

	Six Months Ended October 31, 2021	Six Months Ended October 31, 2020	Three Months Ended October 31, 2021	Three Months Ended October 31, 2020

Revenues	$1,825,009	$2,493,486	$1,199,822	$731,164
Costs of services	46,080	714,224	17,775	283,205
Gross profit	1,778,929	1,779,262	1,182,047	447,959

Costs and expenses:
Consulting expense	365,635	5,085	183,030	3,094
Marketing	43,826	8,782	22,000	4,681
Rent	22,611	26,798	10,481	12,719
Payroll and payroll related expenses	1,791,655	1,556,242	730,296	338,744
General and administrative costs	956,422	75,500	561,370	34,361
Total costs and expenses	3,180,149	1,672,407	1,507,177	393,599
Operating income (loss)	(1,401,220)	106,855	(325,130)	54,360

Other income (expense):
Interest expense	(70,271)	(23,564)	(35,026)	(13,281)
Unrealized gain on equity securities	3,275,745	—	—	—
Total other income (expense)	3,205,474	(23,564)	(35,026)	(13,281)
Net income before taxes	1,804,254	83,291	(360,156)	41,079
Income tax provision (benefit)	621,000	22,398	(86,000)	11,057
Net income	$1,183,254	$60,893	$(274,156)	$30,022

Basic earnings per share	$0.48	$0.15	$(0.10)	$0.07
Diluted earnings per share	$0.47	$0.15	$(0.10)	$0.07

Weighted average number of common shares outstanding:
Basic	2,462,251	415,726	2,718,383	415,815
Diluted	2,497,808	415,726	2,718,383	415,815

See Accompanying Notes to the Consolidated Financial Statements

NETCAPITAL INC.

Statements of Changes in Stockholders’ Equity (Unaudited)

For the Six Months Ended October 31, 2021 and the Years Ended April 30, 2021 and 2020

	Common Stock		Capital in Excess of	Retained Earnings	Total
	Shares	Amount	Par Value	(Deficit)	Equity
Balance, April 30, 2019	377,685	$378	$2,201,497	$(3,067,133)	$(865,258)
Q1 stock-based compensation	1,406	1	19,687	—	19,688
Net income, July 31, 2019	—	—	—	24,475	24,475
Balance, July 31, 2019	379,091	379	2,221,184	(3,042,658)	(821,095)

Q2 stock-based compensation	37,656	38	917,305	—	917,343
Net income, October 31, 2019	—			542,451	542,451
Balance, October 31, 2019	416,747	417	3,138,489	(2,500,207)	638,699

Q3 stock-based compensation	156	—	1,500	—	1,500
Net income, January 31, 2020	—	—	—	595,174	595,174
Balance, January 31, 2020	416,903	417	3,139,989	(1,905,033)	1,235,373

Q4 stock-based compensation	156	—	1,032	—	1,032
Net loss, April 30, 2020	—	—	—	(557,249)	(557,249)
Balance, April 30, 2020	417,059	417	3,141,021	(2,462,282)	679,156

Q1 stock-based compensation	156	—	1,406	—	1,406
Net income, July 31, 2020	—	—	—	30,871	30,871
Balance, July 31, 2020	417,215	417	3,142,427	(2,431,411)	711,433

Q2 stock-based compensation	2,240	2	18,555	—	18,557
Net income, October 31, 2020	—	—	—	30,022	30,022
Balance, October 31, 2020	419,455	419	3,160,982	(2,401,389)	760,012

Shares issued to acquire funding portal	1,666,360	1,666	11,329,582	—	11,331,248
Return of shares of common stock	(5,000)	(5)	5	—	—
Q3 stock-based compensation	937	1	6,239	—	6,240
Net income, January 31, 2021	—	—	—	42,642	42,642
Balance, January 31, 2021	2,081,752	2,081	14,496,808	(2,358,747)	12,140,142

Q4 stock-based compensation	95,937	96	657,180	—	657,276
Shares issued for debt settlement	1,077	1	14,999	—	15,000
Net income, April 30, 2021				1,366,125	1,366,125
Balance, April 30, 2021	2,178,766	2,178	15,168,987	(992,622)	14,178,543

Q1 stock-based compensation	937	2	14,054	—	14,056
Sale of common stock	176,934	176	1,592,219		1,592,395
Shares issued to acquire funding portal	361,736	362	3,523,100		3,523,462
Net income, July 31, 2021	—	—	—	1,457,410	1,457,410
Balance, July 31, 2021	2,718,373	2,718	20,298,360	464,788	20,765,866

Q2 stock-based compensation	937	1	10,072	—	10,073
Net loss, October 31, 2021				(274,156)	(274,156)
Balance, October 31, 2021	2,719,310	$2,719	$20,308,432	$190,632	$20,501,783

See Accompanying Notes to the Consolidated Financial Statements

NETCAPITAL INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended October 31, 2021	Six Months Ended October 31, 2020
OPERATING ACTIVITIES
Net income	$1,183,254	$60,893
Adjustment to reconcile net income to net cash used in operating activities:
Stock-based compensation	483,067	259,909
Non-cash revenue from the receipt of equity	(50,000)	(2,314,532)
Unrealized gain on equity securities	(3,275,745)	—
Changes in deferred taxes	621,000	22,398
Changes in non-cash working capital balances:
Accounts receivable	(792,742)	(40,671)
Receivable from bank	(212,252)	—
Prepaid expenses	16,983	(5,166)
Accounts payable and accrued expenses	59,094	30,515
Deferred revenue	48	4,851
Accrued interest payable	69,167	40,791
Net cash used in operating activities	(1,898,126)	(1,941,012)

INVESTING ACTIVITIES
Loans to affiliates	(130,000)	—
Investment in affiliate	(117,166)	—
Net cash used in investing activities	(247,166)	—

FINANCING ACTIVITIES
Proceeds from SBA loans	—	2,385,800
Proceeds from stock subscriptions	612,299	—
Net cash provided by financing activities	612,299	2,385,800

Net increase (decrease) in cash	(1,532,993)	444,788
Cash and cash equivalents, beginning of the period	2,473,959	11,206
Cash and cash equivalents, end of the period	$940,966	$455,994

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$1,110	$1,113

Supplemental Non-Cash Financing Information:
Common stock issued to reduce related party payable	$3,523,462	$—

See Accompanying Notes to the Consolidated Financial Statements

NETCAPITAL INC.

Notes To Condensed Consolidated Financial Statements (Unaudited)

Note 1– Basis of Presentation

The accompanying unaudited condensed financial statements of Netcapital Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six- and three-month periods ended October 31, 2021, are not necessarily indicative of the results that may be expected for the fiscal year ended April 30, 2022. For further information, refer to the audited financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended April 30, 2021.

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

Note 2 – Concentrations

For the six- and three-month periods ended October 31, 2021, the Company had one customer that constituted 28% and 42% of revenues and a second customer that constituted 22% and 33% of revenues, respectively. For the six- and three-month periods ended October 31, 2020, the Company had one customer that constituted 56% and 48% of its revenues, respectively, and a second customer that constituted 26% and 27% of its revenues, respectively.

Note 3 – Revenue Recognition

Revenue Recognition under ASC 606

The Company recognizes service revenue from its consulting contracts and its game website using the five-step model as prescribed by ASC 606:

● Identification of the contract, or contracts, with a customer;

● Identification of the performance obligations in the contract;

● Determination of the transaction price;

● Allocation of the transaction price to the performance obligations in the contract; and

● Recognition of revenue when or as, the Company satisfies a performance obligation.

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

Service Revenue

Service revenue from subscriptions to the Company’s game website is recognized over time on a ratable basis over the contractual subscription term beginning on the date that the platform is made available to the customer. Payments received in advance of subscription services being rendered are recorded as a deferred revenue. Professional services revenue is recognized over time as the services are rendered.

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

Costs to Obtain a Customer Contract

Sales commissions and related expenses are considered incremental and recoverable costs of acquiring customer contracts. These costs are capitalized as other current or non-current assets and amortized on a straight-line basis over the life of the contract, which approximates the benefit period. The benefit period was estimated by taking into consideration the length of customer contracts, technology lifecycle, and other factors. All sales commissions are recorded as consulting fees within the Company’s consolidated statement of operations.

Remaining Performance Obligations

The Company’s subscription terms are typically less than one year. All of the Company’s revenues in the six- and three-month periods ended October 31, 2021, which amounted to $1,825,009 and $1,199,822, respectively, and for the six- and three-month periods ended October 31, 2020, which amounted to $2,493,486 and $731,164, respectively are considered contract revenues. Contract revenue as of October 31, 2021 and April 30, 2021, which has not yet been recognized, amounted to $670 and $622, respectively, and is recorded on the balance sheet as deferred revenue. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Note 4 – Earnings Per Common Share

Net income (loss) per common and diluted share share were calculated as follows for the six- and three-month periods ended October 31, 2021 and 2020:

	Six Months Ended Oct. 31, 2021	Six Months Ended Oct 31, 2020	Three Months Ended Oct. 31, 2021	Three Months Ended Oct. 31, 2020
Net income (loss) attributable to common stockholders – basic	$1,183,254	$60,893	$(274,156)	$30,022
Adjustments to net loss	—	—	—	—
Net income (loss) attributable to common stockholders – diluted	$1,183,254	$60,893	$(274,156)	$30,022

Weighted average common shares outstanding - basic	2,462,251	415,726	2,718,383	415,815
Effect of dilutive securities	35,557	—	—	—
Weighted average common shares outstanding – diluted	2,497,808	415,726	2,718,383	415,815

Earnings (loss) per common share - basic	$0.48	$0.15	$(0.10)	$0.07
Earnings (loss) per common share - diluted	$0.47	$0.15	$(0.10)	$0.07

35,557 shares that are issuable to satisfy a supplemental consideration liability were included for the calculation of earnings per share for the six months ended October 31, 2021 because their effect is dilutive. 35,557 shares that are issuable to satisfy a supplemental consideration liability were excluded for the calculation of loss per share for the three months ended October 31, 2021 because their effect is antidilutive. No dilutive securities existed for the six- and three-month periods ended October 31, 2020.

Note 5 – Principal Financing Arrangements

The following table summarizes components debt as of October 31, 2021 and April 30, 2021:

	October 31, 2021	April 30, 2021	Interest Rate

Secured lender	$1,000,000	$1,000,000	8.0%
Notes payable – related parties	22,860	22,860	0.0%
U.S. SBA loan	1,885,800	1,885,800	1.0%
U.S. SBA loan	500,000	500,000	3.75%
U.S. SBA loan	1,885,800	1,885,800	1.0%
Loan payable – bank	34,324	34,324	5.5%
Total Debt	5,328,784	5,328,784
Less: current portion of long-term debt	3,576,149	2,942,984
Total long-term debt	$1,752,635	$2,385,800

As of October 31, 2021 and April 30, 2021, the Company owed its principal lender (“Lender”) $1,000,000 under a loan and security agreement (“Loan”) dated April 28, 2011, that was amended on July 26, 2014 and again on October 31, 2017, October 31, 2020, January 31, 2021 and April 30, 2021. The Lender was the largest shareholder of the Company owning 32.6% of the shares issued and outstanding until the Company purchased Netcapital Funding Portal Inc. on November 5, 2020. With the purchase of Netcapital Funding Portal Inc., the Lender owns less than 10% of the Company and is no longer considered a related party.

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

As of October 31, 2021 and April 30, 2021, the Company’s related-party unsecured notes payable totaled $22,860.

The Company also owes $34,324 as of October 31, 2021 and April 30, 2021 to Chase Bank. The Company pays interest expense to Chase Bank, which is calculated at a rate of 5.5% per annum.

On May 6, 2020, the Company borrowed $1,885,800 (the “May Loan”), on June 17, 2020 the Company borrowed $500,000 (the “June Loan”), and on February 2, 2021, the Company borrowed $1,885,800 (the “February Loan”) from an a U.S. Small Business Administration (“SBA”) loan program.

The May loan bears interest at a rate of 1% per annum and the SBA postponed any installment payments until September 6, 2021. In September and October of 2021, the SBA debited the Company’s bank account for a total of $212,252 even though the Company had applied for forgiveness of the May Loan. In November 2021 the May Loan was forgiven in its entirety, including accrued interest, and the payments of $212,252, which are reflected on the balance sheet as a receivable from the bank, were returned to the Company.

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

The February loan bears interest at a rate of 1% per annum and the due date of the first payment is May 22, 2022. The Company has applied for forgiveness of the February Loan and believes it will be forgiven in its entirety.

Note 6 – Income Taxes

As of October 31, 2021 and April 30, 2021, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $2,010,000 and $890,000, respectively, expiring in the years of 2022 through 2041.

For the six- and three-month periods ended October 31, 2021, the Company recorded income tax expense of $621,000 and a tax benefit of $86,000, respectively. For the six- and three- month periods ended October 31, 2020, the Company recorded income tax expense of $22,398 and $11,057, respectively.

As of October 31, 2021 and April 30, 2021, the Company had net deferred tax assets calculated at an expected federal rate of 21%, and a state rate of 8%, when applicable, or approximately $642,000 and $313,000, respectively. As a result of unrealized book gains on equity securities, the Company also has a deferred tax liability of $1,696,000 and $746,000 as of October 31, 2021 and April 30, 2021, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of October 31, 2021 and April 30, 2021 were as follows:

	October 31, 2021	April 30, 2021

Deferred tax assets, net:
Net operating loss carryforwards	$422,000	$141,000
Bad debt allowance	27,000	17,000
Stock-based compensation	193,000	155,000
Deferred tax assets	642,000	313,000

Deferred tax liability
Unrealized gain	1,696,000	746,000

Net deferred tax liability	$(1,054,000)	$(433,000)

Note 7 – Related Party Transactions

The Company’s majority shareholder, Netcapital Systems LLC, owns 1,671,360 shares of common stock, or 61.5% of the Company as of October 31, 2021. The Company has a demand note payable to Netcapital Systems LLC of $4,660 and a demand note payable to one of its managers of $3,200. In addition, as of April 30, 2021, the Company accrued a payable of $3,817,516 for supplemental consideration owed in conjunction with its purchase of Netcapital Funding Portal Inc., which was reduced to $294,054 as of October 31, 2021, because of the issuance to 361,736 shares of common stock, valued at $3,523,462. In total, the Company owed its largest shareholder $298,714 and $3,822,116 as of October 31, 2021 and April 30, 2021, respectively. The company paid its majority shareholder $157,429 and $107,429 in the six- and three-month periods ended October 31, 2021, respectively, for use of the software that runs the website www.netcapital.com.

Compensation to officers in the six- and three-month periods ended October 31, 2021 consisted of common stock valued at $101,327 and $8,396, respectively, and cash salary of $144,000 and $72,000, respectively. Compensation to officers in the six- and three-month periods ended October 31, 2020 consisted of common stock valued at $164,885 and $82,263 respectively, and cash wages of $138,462 and $72,000, respectively.

Compensation to a related party consultant in the six- and three-month periods ended October 31, 2021 consisted of common stock valued at $25,908 and $6,530 respectively, and cash wages of $30,000 and $15,000, respectively. Compensation to a related party consultant in the six- and three-month periods ended October 31, 2020 consisted of common stock valued at $38,757 and $19,379 respectively, and cash wages of $46,154 and $24,000, respectively. This consultant is also the controlling shareholder of Zelgor Inc. and $1,400,000 and $350,000 of the Company’s revenues in the six- and three-month periods ended October 31, 2020 were from Zelgor Inc.

Compensation to managers of Netcapital Systems LLC in the six and three-month periods ended October 31, 2021 consisted of common stock valued at $19,378 and $0, respectively, and cash wages of $72,000 and $24,000, respectively. Compensation to managers of Netcapital Systems LLC in the six and three-month periods ended October 31, 2020 consisted of common stock valued at $38,757 and $19,379, respectively, and cash wages of $93,308 and $48,000, respectively.

The Company owes a director $16,680 as of October 31, 2021 and April 30, 2021, which is recorded as accounts payable, plus $15,000 in a non-interest-bearing note payable.

Note 8 – Stockholders’ Equity

The Company is authorized to issue 900,000,000 shares of its common stock, par value $0.001. 2,719,310 and 2,178,766 shares were outstanding as of October 31, 2021 and April 30, 2021, respectively. In August 2020, the board of directors authorized a reverse split of the common stock on a 1-for-2,000 basis, whereby the Company issued to each of its stockholders one share of Common Stock for every 2,000 shares of common stock held by such stockholder. The reverse split was effective on November 5, 2020. The financial statements for the six- and three-month periods ended October 31, 2020 have been adjusted to give effect to the reverse split.

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

Effective October 31, 2021 and July 31, 2021, the Company issued an aggregate of 937 shares of restricted stock to two employees. The shares were valued at $10,073 and $14,056, respectively.

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

 Note 10 – Stock-Based Compensation Plans

The Company entered consulting agreements to issue common stock and recorded the applicable non-cash expense in accordance with the authoritative guidance of the Financial Accounting Standards Board.  For the six- and three-month periods ended October 31, 2021, the Company recorded $483,067 and $186,087, respectively, in stock-based compensation expense and for the six- and three-month periods ended October 31, 2020, the Company recorded $259,909 and $138,531, respectively, in stock-based compensation expense.

As of October 31, 2021 and April 30, 2021, there was $172,939 and $631,878, respectively of prepaid stock-based compensation expense for services. As of October 31, 2021, two consulting agreements are effective, which expire in February 2022.

As of October 31, 2021, an aggregate of 7,607 shares of common stock can be earned by the Company’s employees from unvested stock grants. 157 shares vest quarterly over the next two quarters and 781 shares vest quarterly over the next 9.3 quarters.

The table below presents the components of stock-based compensation expense for the six- and three-month periods ended October 31, 2021 and 2020.

The components of the stock-based compensation expense are presented in the following table:

Stock-based compensation expense	Six Months Ended Oct. 31, 2021	Six Months Ended Oct. 31, 2020	Three Months Ended Oct. 31, 2021	Three Months Ended Oct. 31, 2020
Chief Executive Officer	$40,608	$81,216	$—	$40,608
Chief Financial Officer	40,608	81,216	—	40,608
Chief Marketing Officer	20,111	2,453	8,396	1,047
Related party consultant	25,908	38,757	6,530	19,379
VP of Digital Strategy	4,017	17,510	1,677	17,510
Marketing consultant	74,104	—	37,052	—
Marketing consultant	251,803	—	125,902	—
Business consultant	25,908	38,757	6,530	19,379
Total stock-based compensation expense	$483,067	$259,909	$186,087	$138,531

The table below presents the prepaid compensation expense as of October 31, 2021 and April 30, 2021:

Description	Oct. 31, 2021	April 30, 2021
Chief Executive Officer	$—	$40,608
Chief Financial Officer	—	40,608
Related party consultant	—	25,908
Business consultant	—	25,908
Marketing consultant	128,638	380,441
Marketing consultant	44,301	118,405
Total	$172,939	$631,878

For the six- and three-month periods ended October 31, 2021, $325,907 and 162,954 of stock-based compensation was recorded as consulting expense, respectively, and $157,160 and 23,133 was recorded as payroll and payroll related expenses. For the six- and three-month periods ended October 31, 2020, all of the stock-based compensation was recorded as a component of payroll and payroll related expenses.

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

Schedule of pro forma and earnings

	Revenues	Earnings
Supplemental pro forma for 4/1/20 – 11/04/20	$2,866,063	$282,264
Supplemental pro forma for 4/1/19 – 11/04/19	$1,018,200	$680,212

Included in the supplemental pro forma information above is revenue earned by the Company from Netcapital Systems LLC of $18,646 and $152,864 in the periods ended November 4, 2020 and 2019, respectively.

Note 13 – Investments

In May 2020, the Company entered a consulting contract with Watch Party LLC (“WP”), which allowed the Company to receive up to 110,000 membership interest units of WP in return for consulting services. The Company earned 97,500 membership interest units in the quarter ended July 31, 2020. The WP units are valued at $2.14 per unit based on a sales price of $2.14 per unit on an online funding portal, resulting in revenues of $235,400 and $208,650 for the six- and three-month periods ended October 31, 2020. As of October 31, 2021 and April 30, 2021, the Company owns 110,000 WP units, which are valued at $235,400.

In May 2020, the Company entered a consulting contract with ChipBrain LLC (“Chip”), which allowed the Company to receive up to 710,200 membership interest units of Chip in return for consulting services. The Company earned 500,000 membership interest units in the quarter ended July 31, 2020 and earned the remaining units in the quarter ending October 31, 2020. The Chip units were initially valued at $0.93 per unit based on a sales price of $0.93 per unit on an online funding portal, resulting in revenues of $465,000 and $0 for the six and three-month periods ended October 31, 2020. Subsequently, ChipBrain sold identical units for $2.40 per unit, and as of October 31, 2021 and April 30, 2021, the units owned by the Company are valued at $1,704,480.

In May 2020, the Company entered a consulting contract with Zelgor Inc. (“Zelgor”), which allowed the Company to receive up to 1,400,000 shares of common stock of Zelgor in return for consulting services. The Company earned 1,050,000 shares in the quarter ended July 31, 2020 and earned the remaining shares in the quarter ending October 31, 2020. The Zelgor shares are valued at $1.00 per share based on a sales price of $1.00 per share on an online funding portal, resulting in revenues of $1,400,000 and $350,000 for the six- and three-month periods ended October 31, 2020. The $1.00 per share valuation continues to be the observable price at which the shares trade and the Zelgor shares are valued at $1,400,000 as of October 31, 2021 and April 30, 2021.

On January 2, 2020, the Company entered a consulting contract with Deuce Drone LLC (“Drone”), which allowed the Company to receive up to 2,350,000 membership interest units of Drone in return for consulting services. The Company earned all 2,350,000 membership interest units in fiscal 2020. The Drone units were initially valued at $0.35 per unit based on a sales price of $0.35 per unit when the units were earned, or $822,500. Drone subsequently sold identical Drone units for $1.00 per unit on an online funding portal and as of October 31, 2021 and April 30, 2021, the units owned by the Company are valued at $2,350,000.

In August 2019, the Company entered a consulting contract with KingsCrowd LLC (“KingsCrowd”), which allowed the Company to receive 300,000 membership interest units of KingsCrowd in return for consulting services. The KingsCrowd units were initially valued at $1.80 per unit based on a sales price of $1.80 per unit when the units were earned, or $540,000. In December 2020, KingsCrowd converted from a limited liability company to a corporation to facilitate raising capital under Regulation A. KingsCrowd filed a Form 1-A Offering Statement under the Securities Act of 1933. In connection with the conversion to a corporation, each membership interest unit converted into 12.71915 shares of common stock. As of October 31, 2021 and April 30, 2021, the Company owns 3,815,745 shares of KingsCrowd Inc. In July 2021, KingsCrowd subsequently sold identical shares of common stock for $1.00 per share, and as of October 31, 2021 and April 30, 2021, the units owned by the Company are valued at $3,815,745 and $540,000, respectively.

During fiscal 2019, the Company entered a consulting contract with NetCapital Systems LLC (“NetCapital”), which allowed the Company to receive up to 1,000 membership interest units of NetCapital in return for consulting services. The Company earned 40 units in the quarter ended July 31, 2020, at a value of $91.15 per unit, or $3,646. The Company earned all 1,000 Netcapital units but sold a portion of the units in fiscal 2020 at a sales price of $91.15 per unit. As of October 31, 2021 and April 30, 2021, the Company owns 528 Netcapital units, at a value of $48,128.

In July 2020 the Company entered a consulting agreement with Vymedic, Inc. for a $40,000 fee over a 5-month period. Half the fee is payable in stock and half is payable in cash. As of April 30, 2021, the Company earned $20,000 worth of stock. As of October 31, 2021 and April 30, 2021, the Company owns 4,000 units, at a value of $20,000.

In August 2020 the Company entered a consulting agreement with C-Reveal Therapeutics LLC (“CRT”). for a $120,000 fee over a 12-month period. $50,000 of the fee is payable in CRT units. The Company earned the units in fiscal 2021 and received them in the first quarter of fiscal 2022. As of October 31, 2021 the Company owns 5,000 units, at a value of $50,000.

The following table summarizes the components of investments as of October 31, 2021 and April 30, 2021:

	Oct. 31, 2021	April 30, 2021

Netcapital Systems LLC	$48,128	$48,128
Watch Party LLC	235,400	235,400
Zelgor Inc.	1,400,000	1,400,000
ChipBrain LLC	1,704,480	1,704,480
Vymedic Inc.	20,000	20,000
C-Reveal	50,000	—
Deuce Drone LLC	2,350,000	2,350,000
Kingscrowd Inc.	3,815,745	540,000
Total Investments at cost	$9,623,753	$6,298,008

The above investments in equity securities are within the scope of ASC 321. The Company monitors the investments for any changes in observable prices from orderly transactions. All investments are initially measured at cost and evaluated for changes in estimated fair value. During the six months ended October 31, 2021, the Company identified that one security, Kingscrowd Inc., had an observable price change. The result of the price change was an increase in the fair value of the equity securities totaling $3,275,745 in the six months ended October 31, 2021, which was recorded in the income statement as an unrealized gain on equity securities.

Note 14 – Subsequent Events

On November 2, 2021, the owners of ValuCorp Inc. (“ValuCorp”), a business valuation firm, formed a new company MSG Development Corp. (“MSG”) and transferred most of the assets of ValuCorp to MSG. The Company entered into an exchange agreement (“Agreement”) whereby the Company received 100% of the outstanding shares of MSG in exchange for 75,000 shares of common stock of the Company. 50,000 shares of the Company’s common stock were issued in December 2021 and four annual installments of 6,250 shares are due over the next four years.

MSG’s assets were less than 20% of the value of the Company’s assets and the Company’s investment in MSG is less than 20% of the Company’s market value. Furthermore, the revenue and operating income of MSG’s predecessor, ValuCorp, for the prior two years, is less than 20% of the revenue and operating income of the Company. Upon evaluation of the components of the business combination, including the relative voting rights in the combined entity, the composition of the governing body and senior management of the combined entity, the relative size of each entity and the terms of the exchange of equity interests, the Company recorded the transaction in the third quarter of fiscal 2022 as a purchase.

The following table summarizes the value of the consideration for MSG and the amounts of the assets acquired in conjunction with the Agreement. MSG had no liabilities.

Total consideration: 75,000 shares of common stock of the Company	$750,000

Recognized amounts of identifiable assets acquired:
Professional practice goodwill	$570,000
Technology-related intangibles	37,500
Marketing-related intangibles	15,000
Computer-related intangibles	50,250
Customer-related intangibles	17,250
Contract-related intangibles	30,000
Human capital and artistic-related intangibles	30,000
Total identifiable net assets	$750,000

The fair value of the common shares issued as the consideration for MSG was determined by the most recent (the prior day’s) closing price of the Company’s common shares at the time the shares were issued.

In November 2021, the Company received notice that an SBA loan (see Note 5 the “May Loan”) was forgiven in its entirety.

In November 2021, the Company issued 46,300 shares of its common stock as stock-based compensation.

In December 2021, the company issued 50,000 shares of its common stock in conjunction with the purchase of a ten percent interest in Caesar Media Group, Inc., a marketing and technology solutions provider.

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

Overview

We are a fintech company with a scalable technology platform that allows private companies to raise capital online and provides private equity investment opportunities to investors. The company’s consulting group, Netcapital Advisors, delivers marketing and strategic advice and takes equity positions in select companies with disruptive technologies. The Netcapital funding portal is registered with the U.S. Securities & Exchange Commission (SEC) and is a member of the Financial Industry Regulatory Authority (FINRA), a registered national securities association.

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

The $5 million limit was increased on March 15, 2021 by the Securities and Exchange Commission (the "SEC") from the previous level of $1.07 million. We believe this change has already impacted the number of issuers and users on our website and consequently increased our sales. Our website posted a record number of users and dollars invested in June, as investors made investment commitments of more than $2.9 million. Monthly investment commitments decreased in our second quarter but reached an all-time high in November 2021 when investment commitments exceeded $4.3 million.

We are encouraged by our growth over the past year. The investments made on our funding portal for the first seven months of fiscal 2022, are 156% higher than the first seven months of fiscal 2021, an increase of more than $8.5 million. We believe our increase in revenues and our gain in market share over the past year is a trend we can continue. However, our limited operating history and the uncertain nature of our future operations and the markets we address or intend to address make predictions of our future results of operations difficult.

Results of Operations

For the Six Months Ended October 31, 2021 Compared to the Six Months Ended October 31, 2020

Our revenues for the six months ended October 31, 2021 decreased by $668,476, or 27%, to $1,825,009, as compared to $2,493,486 reported for the six months ended October 31, 2020.  The decrease in revenues is attributable to a decrease of $1,412,358 in non-cash revenue from the receipt of equity, which amounted to $902,174 in the six months ended October 31, 2021, as compared to $2,314,532 in the six months ended October 31, 2020. This decrease was offset by revenues from our funding portal, which we did not have in the six-month period ended October 31, 2020. Funding portal revenues consisted of a listing fee that we charge when an issuer signs an engagement letter to raise capital on our funding portal, and portal fees that are equal to 4.9% of the capital that was raised by the issuers. The components of revenue for the six-month periods ended October 31, 2021 and 2020 are as follows:

	Oct. 31, 2021	Oct. 31, 2020
Receipt of equity from customers for consulting services	$902,174	$2,314,532
Consulting revenue	104,021	178,522
Portal fees	606,428	—
Listing fees	212,000	—
Other revenue	386	432
Total	$1,825,009	$2,493,486

Costs of revenues decreased by $668,144 to $46,080 for the six-months ended October 31, 2021 from $714,224 reported in the six-months ended October 31, 2020.  The decrease is attributable to a decrease in non-cash revenues from the receipt of equity.

Payroll and payroll related expenses increased by $235,413, or 15%, to $1,791,655 for the six months ended October 31, 2021, as compared to $1,556,242 reported for the six months ended October 31, 2020. The increase is attributable to an increase in staff.

Marketing expense increased by $35,044, or 399%, to $43,826 for the six months ended October 31, 2021, as compared to $8,782 reported for the six months ended October 31, 2020. The increase in expense is due to additional marketing outlets that we utilized in the six months ended October 31, 2021.

Rent expense decreased by $4,187, or 16%, to $22,611 for the six months ended October 31, 2021, as compared to $26,798 reported for the six months ended October 31, 2020. The decrease in expense is a result of discounts available to us in fiscal 2022 and our ability to have personnel work from home.

General and administrative expenses increased by $880,992, or 1,167%, to $956,422 for the six months months ended October 31, 2021, from $75,500 for the six months ended October 31, 2020.  The increase is primarily attributed to additional expenses we incurred in the current fiscal year for our newly acquired funding portal business.

Consulting expense increased by $360,550, to $365,635, or 7,090%, for the six months ended October 31, 2021 from $5,085 reported in the six months ended October 31, 2020.  The increase in expense is due to issuance of stock-based compensation to two outside consulting firms. Stock-based consulting compensation amounted to $325,907 in the six-month period ended October 31, 2021, as compared to $0 in the six-month period ended October 31, 2020.

Interest expense increased by $46,707 to $70,271 for the six months ended October 31, 2021, as compared to $23,564 for the six months ended October 31, 2020.  The increase in interest expense is attributable to higher debt amounts and a higher interest rate on our secured debt.

For the Three Months Ended October 31, 2021 Compared to the Three Months Ended October 31, 2020

Our revenues for the three months ended October 31, 2021 increased by $468,658, or 64%, to $1,199,821, as compared to $731,164 reported for the six months ended October 31, 2020.  The increase in revenues is attributable to an increase of $315,938 in non-cash revenue from the receipt of equity, offset by a decrease of $113,384 in consulting fees. Funding portal revenues also contributed to the increase in revenues in the six months ended October 31, 2021. Funding portal revenues consisted of a listing fee that we charge when an issuer signs an engagement letter to raise capital on our funding portal, and portal fees that are equal to 4.9% of the capital that was raised by the issuers. The components of revenue for the three-month periods ended October 31, 2021 and 2020 are as follows:

	Oct. 31, 2021	Oct. 31, 2020
Receipt of equity from customers for consulting services	$902,174	$587,236
Consulting revenue	12,334	143,718
Portal fees	169,111	—
Listing fees	116,000	—
Other revenue	203	210
Total	$1,199,821	$731,164

Costs of revenues decreased by $265,430, or 94%, to $17,775 for the three-months ended October 31, 2021 from $283,205 reported in the three-months ended October 31, 2020.  The decrease is attributable to one consulting customer in the quarter ended October 31, 2020 that required large expenditures for us to earn our revenues.

Payroll and payroll related expenses increased by $391,552, or 116%, to $730,296 for the three months ended October 31, 2021, as compared to $338,744 reported for the three months ended October 31, 2020. The increase is attributable to an increase in staff.

Marketing expense increased by $17,319, or 370%, to $22,000 for the three months ended October 31, 2021, as compared to $4,681 reported for the three months ended October 31, 2020. The increase in expense is due to additional marketing outlets that we utilized in the three months ended October 31, 2021.

Rent expense decreased by $2,238, or 18%, to $10,481 for the three months ended October 31, 2021, as compared to $12,719 reported for the three months ended October 31, 2020. The decrease in expense is a result of discounts available to us in the three-month period ended October 31, 2021 and our ability to have personnel work from home.

General and administrative expenses increased by $527,009, or 1,534%, to $561,370 for the three months ended October 31, 2021, from $34,361 for the three months ended October 31, 2020.  The increase is primarily attributed to additional expenses we incurred in the current fiscal year for our newly acquired funding portal business.

Consulting expense increased by $179,936, to $183,030, or 5,816%, for the three months ended October 31, 2021 from $3,094 reported in the three months ended October 31, 2020.  The increase in expense is due to issuance of stock-based compensation to two outside consulting firms. Stock-based consulting compensation amount to $162,954 in the three-month period ended October 31, 2021, as compared to $0 in the six-month period ended October 31, 2020.

Interest expense increased by $21,745 to $35,026 for the three-months ended October 31, 2021, as compared to $13,281 for the three months ended October 31, 2020.  The increase in interest expense is attributable to higher debt amounts and a higher interest rate on our secured debt.

Liquidity and Capital Resources

At October 31, 2021, we had cash and cash equivalents of $940,966 and negative working capital of $2,549,669 as compared to cash and cash equivalents of $2,473,959 and negative working capital of $4,666,833 at April 30, 2021.

We have been successful in raising capital by selling restricted common stock in private placements and by borrowing funds from the U.S. Small Business Administration. The negative working capital balance as of October 31, 2021 has been significantly reduced by the forgiveness of $1,885,800 in borrowings from the SBA in November 2021, and we believe an additional loan from the SBA, also totaling $1,885,800 will be forgiven.

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

Net cash used in operating activities amounted to $1,898,126 and $1,941,012 in the six months ended October 31, 2021 and 2020, respectively.  The principal source of cash from operating activities in the six months ended October 31, 2021 was net income of $1,183,254 and a non-cash item, stock-based compensation of $483,067. However, these sources of cash were offset by an unrealized gain on equity securities of $3,275,745, an increase in accounts receivable of $792,742 and a bank receivable of $212,252. The principal source of cash from operating activities in the six months ended October 31, 2020 was net income of $60,893 and a non-cash item, stock-based compensation of $259,909. However, these items were offset by changes in non-cash revenue from the receipt of equity of $2,314,532.

Net cash used in investing activities amounted to $247,166 in the six months ended October 31, 2021. The use of cash consisted of loans to affiliates of $130,000 and an investment in an affiliate of $117,166. There was no investing activity in the six months ended October 31, 2020.

For the six months ended October 31, 2021, cash provided financing activities amounted to $612,299, which consisted of proceeds from stock subscriptions for the sale of common stock. For the six months ended October 31, 2020, cash provided by financing activities amounted to $2,385,800, which consisted of two loans from the U.S. Small Business Administration.

In the six months ended October 31, 2021 and 2020, there were no expenditures for capital assets.  We do not anticipate any capital expenditures in fiscal 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide information under this item.

Item 4. Controls and Procedures.

(a) Disclosure Controls and Procedures.

The Company’s management, with the participation of the Principal Executive Officer (the “PEO”) and Principal Financial Officer (the “PFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of October 31, 2021. Based on that evaluation, the PEO and the PFO concluded that, as of October 31, 2021, such controls and procedures were effective.

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

Under the supervision and with the participation of management, including the PEO and the PFO, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of October 31, 2021, based on the criteria established in a report entitled “2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of October 31, 2021.

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended October 31, 2021, we issued 937 shares of unregistered common stock as stock-based compensation, for services rendered to the Company.

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

Date: December 14, 2021	NETCAPITAL INC.

	By:	/s/ Cecilia Lenk
Cecilia Lenk
Chairman of the Board and Chief Executive Officer

	By:	/s/ Coreen Kraysler
Coreen Kraysler
Principal Financial Officer