Form 10-Q
period 2022-01-31
Netcapital Inc.
filed 2022-03-17
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2022

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

As of March 17, 2022 the Company had 2,896,844 Shares of its common stock, par value $0.001 per share, issued and outstanding.

NETCAPITAL INC.

Condensed Consolidated Balance Sheets

	Unaudited	Audited
Assets:	January 31, 2022	April 30, 2021
Cash and cash equivalents	$477,134	$2,473,959
Accounts receivable net	2,257,174	1,356,932
Prepaid expenses	9,987	653,861
Total current assets	2,744,295	4,484,752

Deposits	6,300	6,300
Notes receivable - related parties	202,000	—
Purchased technology	15,536,704	14,803,954
Investment in affiliate	240,080	122,914
Equity securities at fair value	11,261,253	6,298,008
Total assets	$29,990,632	$25,715,928

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable
Trade	$437,326	$308,506
Related party	320,224	3,843,686
Accrued expenses	253,285	306,308
Stock subscription payable	277,650	1,199,996
Deferred revenue	25,613	622
Interest payable	187,239	116,483
Deferred tax liability, net	981,000	433,000
Related party debt	22,860	22,860
Secured note payable	—	1,000,000
Current portion of SBA loans	951,417	1,885,800
Loan payable - bank	34,324	34,324
Total current liabilities	3,490,938	9,151,585

Long-term liabilities:
Secured note payable	1,000,000	—
Long-term SBA loans, less current portion	1,434,383	2,385,800
Total Liabilities	5,925,321	11,537,385

Commitments and contingencies	—	—

Stockholders' equity:

Common stock, $.001 par value; 900,000,000 shares authorized, 2,896,844 and 2,178,766 shares issued and outstanding	2,896	2,178
Capital in excess of par value	22,050,777	15,168,987
Retained earnings (deficit)	2,011,638	(992,622)
Total stockholders' equity	24,065,311	14,178,543
Total liabilities and stockholders' equity	$29,990,632	$25,715,928

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	January 31, 2022	January 31, 2021	January 31, 2022	January 31, 2021

Revenues	$3,636,050	$3,770,813	$1,811,041	$1,277,327
Costs of services	85,429	730,343	39,349	16,119
Gross profit	3,550,621	3,040,470	1,771,692	1,261,208

Costs and expenses:
Consulting expense	675,180	391,206	309,545	126,212
Marketing	67,771	21,620	23,945	12,838
Rent	34,480	39,516	11,869	12,718
Payroll and payroll related expenses	3,032,987	2,153,561	1,241,332	857,228
General and administrative costs	1,277,146	235,054	320,724	159,554
Total costs and expenses	5,087,564	2,840,957	1,907,415	1,168,550
Operating income (loss)	(1,536,943)	199,513	(135,723)	92,658

Other income (expense):
Interest expense	(90,844)	(53,690)	(20,573)	(30,126)
Debt forgiveness	1,904,302	—	1,904,302	—
Unrealized gain on equity securities	3,275,745	—	—	—
Total other income (expense)	5,089,203	(53,690)	1,883,729	(30,126)
Net income before taxes	3,552,260	145,823	1,748,006	62,532
Income tax provision (benefit)	548,000	42,288	(73,000)	19,890
Net income	$3,004,260	$103,535	$1,821,006	$42,642

Basic earnings per share	$1.16	$0.11	$0.64	$0.02
Diluted earnings per share	$1.14	$0.11	$0.63	$0.02

Weighted average number of common shares outstanding:
Basic	2,589,142	948,058	2,842,924	2,012,723
Diluted	2,629,043	948,058	2,882,825	2,012,729

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

Statements of Changes in Stockholders’ Equity (Unaudited)

	Common Stock		Capital in Excess of	Retained Earnings	Total
	Shares	Amount	Par Value	(Deficit)	Equity
Balance, April 30, 2019	377,685	$378	$2,201,497	$(3,067,133)	$(865,258)
Q1 stock-based compensation	1,406	1	19,687	—	19,688
Net income, July 31, 2019	—	—	—	24,475	24,475
Balance, July 31, 2019	379,091	379	2,221,184	(3,042,658)	(821,095)

Q2 stock-based compensation	37,656	38	917,305	—	917,343
Net income, October 31, 2019	—			542,451	542,451
Balance, October 31, 2019	416,747	417	3,138,489	(2,500,207)	638,699

Q3 stock-based compensation	156	—	1,500	—	1,500
Net income, January 31, 2020	—	—	—	595,174	595,174
Balance, January 31, 2020	416,903	417	3,139,989	(1,905,033)	1,235,373

Q4 stock-based compensation	156	—	1,032	—	1,032
Net loss, April 30, 2020	—	—	—	(557,249)	(557,249)
Balance, April 30, 2020	417,059	417	3,141,021	(2,462,282)	679,156

Q1 stock-based compensation	156	—	1,406	—	1,406
Net income, July 31, 2020	—	—	—	30,871	30,871
Balance, July 31, 2020	417,215	417	3,142,427	(2,431,411)	711,433

Q2 stock-based compensation	2,240	2	18,555	—	18,557
Net income, October 31, 2020	—	—	—	30,022	30,022
Balance, October 31, 2020	419,455	419	3,160,982	(2,401,389)	760,012

Shares issued to acquire funding portal	1,666,360	1,666	11,329,582	—	11,331,248
Return of shares of common stock	(5,000)	(5)	5	—	—
Q3 stock-based compensation	937	1	6,239	—	6,240
Net income, January 31, 2021	—	—	—	42,642	42,642
Balance, January 31, 2021	2,081,752	2,081	14,496,808	(2,358,747)	12,140,142

Q4 stock-based compensation	95,937	96	657,180	—	657,276
Shares issued for debt settlement	1,077	1	14,999	—	15,000
Net income, April 30, 2021				1,366,125	1,366,125
Balance, April 30, 2021	2,178,766	2,178	15,168,987	(992,622)	14,178,543

Q1 stock-based compensation	937	2	14,054	—	14,056
Sale of common stock	176,934	176	1,592,219		1,592,395
Shares issued to settle related party accounts payable	361,736	362	3,523,100		3,523,462
Net income, July 31, 2021	—	—	—	1,457,410	1,457,410
Balance, July 31, 2021	2,718,373	2,718	20,298,360	464,788	20,765,866

Q2 stock-based compensation	937	1	10,072	—	10,073
Net loss, October 31, 2021				(274,156)	(274,156)
Balance, October 31, 2021	2,719,310	2,719	20,308,432	190,632	20,501,783

Q3 stock-based compensation	55,312	55	553,967	—	554,022
Purchase of equity interest	50,000	50	499,950	—	500,000
Purchase of MSG Development Corp.	50,000	50	488,450	—	488,500
Sale of common stock	22,222	22	199,978	—	200,000
Net income, January 31, 2022	—	—	—	1,821,006	1,821,006
Balance, January 31, 2022	2,896,844	$2,896	$22,050,777	$2,011,638	$24,065,311

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	January 31, 2022	January 31, 2021
OPERATING ACTIVITIES
Net income	$3,004,260	$103,535
Adjustment to reconcile net income to net cash used in operating activities:
Stock-based compensation	1,137,042	386,121
Non-cash revenue from the receipt of equity	(1,187,500)	(2,319,532)
Unrealized gain on equity securities	(3,275,745)	—
Debt forgiveness	(1,904,302)
Provision for bad debts	—	29,000
Changes in deferred taxes	548,000	42,288
Changes in non-cash working capital balances:
Accounts receivable	(900,242)	(1,001,586)
Prepaid expenses	21,983	(3,144)
Accounts payable and accrued expenses	138,797	250,587
Accounts payable - related party	—	37,314
Deferred revenue	24,991	(67)
Accrued interest payable	89,258	—
Net cash used in operating activities	(2,303,458)	(2,475,484)

INVESTING ACTIVITIES
Proceeds from purchase of funding portal	—	364,939
Loans to affiliates	(202,000)	—
Investment in affiliate	(117,166)	—
Net cash provided by (used in) investing activities	(319,166)	364,939

FINANCING ACTIVITIES
Proceeds from SBA loans	—	2,385,800
Proceeds from stock subscriptions	625,799	—
Net cash provided by financing activities	625,799	2,385,800

Net increase (decrease) in cash	(1,996,825)	275,255
Cash and cash equivalents, beginning of the period	2,473,959	11,206
Cash and cash equivalents, end of the period	$477,134	$286,461

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$1,592	$1,595

Supplemental Non-Cash Financing Information:
Common stock issued to purchase subsidiary	$488,500	$—
Common stock issued to purchase 10% interest in Caesar Media Group Inc.	$500,000	$—
Common stock issued to reduce related party payable	$3,523,462	$—

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

Notes To Condensed Consolidated Financial Statements (Unaudited)

Note 1– Basis of Presentation

The accompanying unaudited condensed financial statements of Netcapital Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine- and three-month periods ended January 31, 2022, are not necessarily indicative of the results that may be expected for the fiscal year ended April 30, 2022. For further information, refer to the audited financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended April 30, 2021.

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments-Credit Losses.  The new guidance provides better representation about expected credit losses on financial instruments. This update requires the use of a methodology that reflects expected losses and requires consideration of a broader range of reasonable and supportive information to inform credit loss estimates.  This ASU is effective for reporting periods beginning after December 15, 2022, with early adoption permitted.  The company is studying the impact of adopting the ASU in fiscal year 2023, and what effect it could have. The Company believes the accounting change would not have a material effect on the consolidated financial statements.

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

Note 2 – Concentrations

For the nine- and three-month periods ended January 31, 2022, the Company had one customer that constituted 30% and 33% of revenues and a second customer that constituted 28% and 33% of revenues, respectively. For the nine- and three-month periods ended January 31, 2021, the Company had one related party customer that constituted 37% and 0% of its revenues, a second customer that constituted 18% and 0% of its revenues, a third customer that constituted 13% and 37% of its revenues, and a fourth customer that constituted 9% and 28% of its revenues, respectively.

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

Remaining Performance Obligations

The Company's subscription terms are typically less than one year. All of the Company’s revenues in the nine- and three-month periods ended January 31, 2022, which amounted to $3,636,050 and $1,811,041, respectively, and for the nine- and three-month periods ended January 31, 2021, which amounted to $3,770,813 and $1,277,327, respectively are considered contract revenues. Contract revenue as of January 31, 2022 and April 30, 2021, which has not yet been recognized, amounted to $25,613 and $622, respectively, and is recorded on the balance sheet as deferred revenue. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Disaggregation of Revenue

Our revenue is from U.S.-based companies with no notable geographical concentrations in any area. A distinction exists in revenue source; our revenues are either generated online or from consulting services.

Revenues disaggregated by revenue source consist of the following:

	Nine Months Ended Jan. 31, 2022	Nine Months Ended Jan. 31, 2021	Three Months Ended Jan. 31, 2022	Three Months Ended Jan. 31, 2021
Consulting services	$2,395,395	$3,416,802	$1,389,200	$924,286
Fees from online services	1,240,655	354,011	421,841	353,041
Total revenues	$3,636,050	$3,770,813	$1,811,041	$1,277,327

Note 4 – Earnings Per Common Share

Net income per common and diluted share share were calculated as follows for the nine- and three-month periods ended January 31, 2022 and 2021:

	Nine Months Ended January 31, 2022	Nine Months Ended January 31, 2021	Three Months Ended January 31, 2022	Three Months Ended January 31, 2021
Net income attributable to common stockholders – basic	$3,004,260	$103,535	$1,821,006	$42,642
Adjustments to net income	—	—	—	—
Net income attributable to common stockholders – diluted	$3,004,260	$103,535	$1,821,006	$42,642

Weighted average common shares outstanding - basic	2,589,142	948,058	2,842,924	2,012,723
Effect of dilutive securities	39,901	—	39,901	—
Weighted average common shares outstanding – diluted	2,629,043	948,058	2,882,825	2,012,723

Earnings per common share - basic	$1.16	$0.11	$0.64	$0.02
Earnings per common share - diluted	$1.14	$0.11	$0.63	$0.02

39,901 shares that are issuable to satisfy a supplemental consideration liability were included for the calculation of earnings per share for the nine- and three-month periods ended January 31, 2022 because their effect is dilutive. No dilutive securities existed for the nine- and three-month periods ended January 31, 2021.

Note 5 – Principal Financing Arrangements

The following table summarizes components debt as of January 31, 2022 and April 30, 2021:

	January 31, 2022	April 30, 2021	Interest Rate

Secured lender	$1,000,000	$1,000,000	8.0%
Notes payable – related parties	22,860	22,860	0.0%
U.S. SBA loan	—	1,885,800	1.0%
U.S. SBA loan	500,000	500,000	3.75%
U.S. SBA loan	1,885,800	1,885,800	1.0%
Loan payable – bank	34,324	34,324	5.5%
Total Debt	3,442,984	5,328,784
Less: current portion of long-term debt	1,008,601	2,942,984
Total long-term debt	$2,434,383	$2,385,800

As of January 31, 2022 and April 30, 2021, the Company owed its principal lender (“Lender”) $1,000,000 under an amended loan and security agreement (“Loan”) dated July 26, 2014 and amended on October 31, 2017, October 31, 2020, January 31, 2021, April 30, 2021, January 28, 2022 and February 3, 2022. The Lender was the largest shareholder of the Company owning 32.6% of the shares issued and outstanding until the Company purchased Netcapital Funding Portal Inc. on November 5, 2020. With the purchase of Netcapital Funding Portal Inc., the Lender owns less than 10% of the Company and is no longer considered a related party. The interest rate is 8% per annum and the maturity date is April 30, 2023.

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

As of January 31, 2022 and April 30, 2021, the Company’s related-party unsecured notes payable totaled $22,860.

The Company also owes $34,324 as of January 31, 2022 and April 30, 2021 to Chase Bank. The Company pays interest expense to Chase Bank, which is calculated at a rate of 5.5% per annum.

On May 6, 2020, the Company borrowed $1,885,800 (the “May Loan”), on June 17, 2020 the Company borrowed $500,000 (the “June Loan”), and on February 2, 2021, the Company borrowed $1,885,800 (the “February Loan”) from a U.S. Small Business Administration (“SBA”) loan program.

The May loan bore interest at a rate of 1% per annum and the SBA postponed any installment payments until September 6, 2021. In November 2021 the May Loan was forgiven in its entirety, including accrued interest of $18,502. As a result, the Company recognized debt forgiveness of $1,904,302 in the nine- and three-month periods ended January 31, 2022.

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

The February loan bears interest at a rate of 1% per annum and the due date of the first payment is May 22, 2022. The Company intends to apply for forgiveness of the February Loan and believes it will be forgiven in its entirety.

Note 6 – Income Taxes

As of January 31, 2022 and April 30, 2021, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $1,675,000 and $890,000, respectively, expiring in the years of 2022 through 2041.

For the nine- and three-month periods ended January 31, 2022, the Company recorded income tax expense of $548,000 and a tax benefit of $73,000, respectively. For the nine- and three- month periods ended January 31, 2021, the Company recorded income tax expense of $42,288 and $19,890, respectively.

As of January 31, 2022 and April 30, 2021, the Company had net deferred tax assets calculated at an expected federal rate of 21%, and a state rate of 8%, when applicable, or approximately $715,000 and $313,000, respectively. As a result of unrealized book gains on equity securities, the Company also has a deferred tax liability of $1,696,000 and $746,000 as of January 31, 2022 and April 30, 2021, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of January 31, 2022 and April 30, 2021 were as follows:

	January 31, 2022	April 30, 2021

Deferred tax assets, net:
Net operating loss carryforwards	$352,000	$141,000
Bad debt allowance	27,000	17,000
Stock-based compensation	336,000	155,000
Deferred tax assets	715,000	313,000

Deferred tax liability
Unrealized gain	1,696,000	746,000

Net deferred tax liability	$(981,000)	$(433,000)

Note 7 – Related Party Transactions

The Company’s majority shareholder, Netcapital Systems LLC, owns 1,671,360 shares of common stock, or 57.7% of the Company’s 2,896,844 outstanding shares as of January 31, 2022. The Company has a demand note payable to Netcapital Systems LLC of $4,660 and a demand note payable to one of its former managers of $3,200. In addition, as of April 30, 2021, the Company accrued a payable of $3,817,516 for supplemental consideration owed in conjunction with its purchase of Netcapital Funding Portal Inc., which was reduced to $294,054 as of January 31, 2022, because of the issuance to 361,736 shares of common stock, valued at $3,523,462. Of the 361,736 shares that were issued, a total of 32,458 shares, representing a reduction in the payable amount of $346,821, were issued to managers of Netcapital Systems LLC, and 3,151 shares, representing a reduction in the payable amount of $30,691, were issued to our Chief Executive Officer.

In total, the Company owed its largest shareholder $298,714 and $3,822,116 as of January 31, 2022 and April 30, 2021, respectively. The company paid its majority shareholder $257,429 and $100,000 in the nine- and three-month periods ended January 31, 2022, respectively, for use of the software that runs the website www.netcapital.com. The Company also had a sale of $15,000 for consulting services to its largest shareholder during the nine- and three-month periods ended January 31, 2022.

Compensation to officers in the nine- and three-month periods ended January 31, 2022 consisted of common stock valued at $190,763 and $89,436, respectively, and cash salary of $217,688 and $73,688, respectively. Compensation to officers in the nine- and three-month periods ended January 31, 2021 consisted of common stock valued at $301,783 and $86,417 respectively, and cash wages of $210,462 and $72,000, respectively.

Compensation to a related party consultant in the nine- and three-month periods ended January 31, 2022 consisted of common stock valued at $25,908 and $0 respectively, and cash wages of $45,000 and $15,000, respectively. Compensation to a related party consultant in the nine- and three-month periods ended January 31, 2021 consisted of common stock valued at $38,757 and $19,378 respectively, and cash wages of $46,154 and $24,000, respectively. This consultant is also the controlling shareholder of Zelgor Inc. and $1,400,000 and $0 of the Company’s revenues in the nine- and three-month periods ended January 31, 2021 were from Zelgor Inc.

Compensation to employees who are also managers of Netcapital Systems LLC in the nine and three-month periods ended January 31, 2022 consisted of common stock valued at $19,378 and $0, respectively, and cash wages of $96,000 and $24,000, respectively. Compensation to managers of Netcapital Systems LLC in the nine and three-month periods ended January 31, 2021 consisted of common stock valued at $58,135 and $19,378, respectively, and cash wages of $141,308 and $48,000, respectively.

As of January 31, 2022 and April 30, 2021, the Company has invested $240,080 and $122,914 in an affiliate, 6A Aviation Alaska Consortium, Inc., in conjunction with a land lease in an airport in Alaska. Our Chief Executive Officer is also the Chief Executive Officer of 6A Aviation Alaska Consortium, Inc.

In November 2021 we issued a member of our board of directors 10,000 shares of common stock, for board and audit committee services, valued at $100,000.

The Company owes a director $16,680 as of January 31, 2022 and April 30, 2021, which is recorded as accounts payable, plus $15,000 in a non-interest-bearing note payable.

Note 8 – Stockholders’ Equity

The Company is authorized to issue 900,000,000 shares of its common stock, par value $0.001. 2,896,844 and 2,178,766 shares were outstanding as of January 31, 2022 and April 30, 2021, respectively. In August 2020, the board of directors authorized a reverse split of the common stock on a 1-for-2,000 basis, whereby the Company issued to each of its stockholders one share of Common Stock for every 2,000 shares of common stock held by such stockholder. The reverse split was effective on November 5, 2020. The financial statements for the nine- and three-month periods ended January 31, 2021 have been adjusted to give effect to the reverse split.

On January 27, 2022, the Company filed a Form S-8 registration statement for securities to be offered in employee benefit plans, to register 300,000 shares of common stock from the Company’s 2021 Equity Incentive Plan. Stock options were granted under this plan in February 2022, see Note 14.

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

On July 27, 2021, the Company completed a private placement for gross proceeds of $1,592,395 in conjunction with the sale of restricted shares of common stock at a price of $9.00 per share. A total of 176,934 shares of common stock were issued.

Effective October 31, 2021 and July 31, 2021, the Company issued an aggregate of 937 shares of restricted stock to two employees. The shares were valued at $10,073 and $14,056, respectively.

During the quarter ended January 31, 2022, the Company issued a total of 55,312 shares of common stock to personnel, valued at $554,022, for services rendered. The Company also issued 22,222 shares in conjunction with a private placement at $9.00 for a $200,000 stock subscription; 50,000 shares in conjunction with the purchase of a business, MSG Development Corp.; and 50,000 shares to purchase a 10% interest in a marketing firm, Caesar Media Group Inc.

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

 Note 10 – Stock-Based Compensation Plans

In addition to cash payments, the Company enters agreements to issue common stock and records the applicable non-cash expense in accordance with the authoritative guidance of the Financial Accounting Standards Board.  For the nine- and three-month periods ended January 31, 2022, the Company recorded $1,137,042 and $653,975, respectively, in stock-based compensation expense and for the nine- and three-month periods ended January 31, 2021, the Company recorded $386,121 and $126,212, respectively, in stock-based compensation expense.

As of January 31, 2022 and April 30, 2021, there was $9,987 and $631,878, respectively of prepaid stock-based compensation expense for services. As of January 31, 2022, two consulting agreements are effective, which expire in February 2022.

As of January 31, 2022, an aggregate of 157 shares of common stock can be earned by one Company employee from an unvested stock grant. The 157 shares vest on April 30, 2022.

The table below presents the components of stock-based compensation expense for the nine- and three-month periods ended January 31, 2022 and 2021.

The components of the stock-based compensation expense are presented in the following table:

Stock-based compensation expense	Nine Months Ended Jan. 31, 2022	Nine Months Ended Jan. 31, 2021	Three Months Ended Jan. 31, 2022	Three Months Ended Jan. 31, 2021
Chief Executive Officer	$40,608	$121,824	$—	$40,608
Chief Financial Officer	40,608	121,824	—	40,608
Chief Marketing Officer	109,547	3,492	89,436	5,201
Related party consultant	25,908	58,135	—	19,378
VP of Digital Strategy	5,603	22,711	1,586	1,039
Marketing consultant	111,156	—	37,052	—
Marketing consultant	377,704	—	125,901	—
Member of board of directors	100,000	—	100,000	—
Director of Business Development	300,000	—	300,000	—
Business consultant	25,908	58,135	—	19,378
Total stock-based compensation expense	$1,137,042	$386,121	$653,975	$126,212

The table below presents the prepaid compensation expense as of January 31, 2022 and April 30, 2021:

Description	Jan. 31, 2022	April 30, 2021
Chief Executive Officer	$—	$40,608
Chief Financial Officer	—	40,608
Related party consultant	—	25,908
Business consultant	—	25,908
Marketing consultant	7,249	380,441
Marketing consultant	2,738	118,405
Total	$9,987	$631,878

For the nine- and three-month periods ended January 31, 2022, $488,860 and $162,953 of stock-based compensation was recorded as consulting expense, respectively, and $648,182 and $491,022 was recorded as payroll and payroll related expenses. For the nine- and three-month periods ended January 31, 2021, all the stock-based compensation was recorded as a component of payroll and payroll related expenses.

Note 11 – Deposits and Commitments

The Company utilizes office space in Boston, Massachusetts, under a month-to-month lease agreement that allows to company to end its lease by providing 30-day written notice. The lease agreement includes a deposit of $6,300.

Note 12 – Business Acquisitions

On November 2, 2021, the owners of ValuCorp Inc. (“ValuCorp”), a business valuation firm, formed a new company MSG Development Corp. (“MSG”) and transferred most of the assets of ValuCorp to MSG. The Company entered into an exchange agreement (“Agreement”) whereby the Company received 100% of the outstanding shares of MSG in exchange for 75,000 shares of common stock of the Company. 50,000 shares of the Company’s common stock were issued in December 2021 and four annual installments of 6,250 shares are due over the next four years. As a result, the Company has recorded $244,250 in stock subscriptions payable as of January 31, 2022.

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

Total consideration: 75,000 shares of common stock of the Company	$732,750

Recognized amounts of identifiable assets acquired:
Professional practice intangible	$556,830
Technology-related intangibles	36,650
Marketing-related intangibles	14,660
Computer-related intangibles	49,111
Customer-related intangibles	16,859
Contract-related intangibles	36,650
Human capital and artistic-related intangibles	21,990
Total identifiable net assets	$732,750

The fair value of the common shares issued as the consideration for MSG was determined by the most recent closing price of the Company’s common shares at the time the shares were issued. Seven identifiable intangible assets were valued, as noted in the above table (the “Intangible Assets”). The estimated market value of the Intangible Assets on the date of purchase was $1,000,000, and the value of the 75,000 shares of common stock of the Company, payable as consideration was $9.77 per share, or $732,750. The value of the Intangible Assets has been recorded at an aggregate value of $732,750. The Company has not finished its evaluation of the Intangible Assets. The fair value of the acquired Intangible Assets is provisional pending receipt of the final valuation of those assets.

On August 23, 2020, the Company entered into an Agreement and Plan of Merger (“Agreement”) whereby Netcapital Systems LLC (“Systems”) would become an 80% owner of the Company. Pursuant to the requirements of this agreement, the Company filed a definitive information statement on Form 14C on September 21, 2020 to change the Company’s corporate name from ValueSetters, Inc. to Netcapital Inc. and to amend the Company’s Articles of Incorporation to effect a stock combination, or reverse stock split, pursuant to which 2,000 shares of the Company’s common stock would be exchanged for one new share of common stock. In conjunction with the merger agreement, the Company issued 1,666,360 shares of common stock to Systems on November 5, 2020.

The Agreement was a tax-free merger of Netcapital Funding Portal Inc. (“FP”), a wholly owned subsidiary of Systems, with Netcapital Acquisition Vehicle Inc., an indirect wholly owned subsidiary of the Company, wherein FP was the surviving corporation. This transaction was designed to enhance the Company’s revenues and ability to provide services to democratize the private capital markets while helping companies at all stages to build, grow and fund their businesses with a full range of services from strategic advice to raising capital. As a result of the transaction, the Company is expected to be a leading provider of private capital transactions for entrepreneurs seeking to raise money under the exemption provided by section 4(a)(6) of the Securities Act of 1933, which allows private companies to raise up to $5 million every 12 months.

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

Note 13 – Investments

In January 2022, the Company received 1,700,000 units of ScanHash LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.25 per unit based on a sales price of $0.25 per unit on an online funding portal. The receipt of the units satisfied $425,000 of an accounts receivable balance. As of January 31, 2022, the Company owns 1,700,000 units which are valued at $425,000.

In January 2022, the Company received 2,850,000 units of Hiveskill LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.25 per unit based on a sales price of $0.25 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $712,500. As of January 31, 2022, the Company owns 2,850,000 units which are valued at $712,500.

In November 2021, the Company purchased a 10% interest, or 400 shares of common stock, in Caesar Media Group Inc. (“Caesar”) for an initial purchase price of 50,000 shares of the Company’s common stock, valued at $500,000. Caesar is a marketing and technology solutions provider. The purchase agreement includes additional contractual requirements for the Company and Caesar, including the issuance of an additional 150,000 shares of common stock of the Company over a two-year period. As of January 31, 2022, there have been no observable price changes in the value of the Caesar’s common stock and the Company has valued its ownership in Caesar at cost, which is $500,000.

In May 2020, the Company entered a consulting contract with Watch Party LLC (“WP”), which allowed the Company to receive up to 110,000 membership interest units of WP in return for consulting services. The Company earned 97,500 membership interest units in the quarter ended July 31, 2020. The WP units are valued at $2.14 per unit based on a sales price of $2.14 per unit on an online funding portal, resulting in revenues of $235,400 and $0 for the nine- and three-month periods ended January 31, 2021. As of January 31, 2022 and April 30, 2021, the Company owns 110,000 WP units, which are valued at $235,400.

In May 2020, the Company entered a consulting contract with ChipBrain LLC (“Chip”), which allowed the Company to receive up to 710,200 membership interest units of Chip in return for consulting services. The Company earned 500,000 membership interest units in the quarter ended July 31, 2020 and earned the remaining units in the quarter ending October 31, 2020. The Chip units were initially valued at $0.93 per unit based on a sales price of $0.93 per unit on an online funding portal, resulting in revenues of $660,486 and $0 for the nine and three-month periods ended January 31, 2021. Subsequently, Chip sold identical units for $2.40 per unit, and as of January 31, 2022 and April 30, 2021, the units owned by the Company are valued at $1,704,480. In fiscal 2022 the Company received additional revenues from Chip, amounting to $39,360 and $20,000 for the nine- and three-month periods ended January 31, 2022.

In May 2020, the Company entered a consulting contract with Zelgor Inc. (“Zelgor”), which allowed the Company to receive up to 1,400,000 shares of common stock of Zelgor in return for consulting services. The Company earned 1,050,000 shares in the quarter ended July 31, 2020 and earned the remaining shares in the quarter ending October 31, 2020. The Zelgor shares are valued at $1.00 per share based on a sales price of $1.00 per share on an online funding portal, resulting in revenues of $1,400,000 and $0 for the nine- and three-month periods ended January 31, 2021. The $1.00 per share valuation continues to be the observable price at which the shares trade and the Zelgor shares are valued at $1,400,000 as of January 31, 2022 and April 30, 2021.

On January 2, 2020, the Company entered a consulting contract with Deuce Drone LLC (“Drone”), which allowed the Company to receive up to 2,350,000 membership interest units of Drone in return for consulting services. The Company earned all 2,350,000 membership interest units in fiscal 2020. The Drone units were initially valued at $0.35 per unit based on a sales price of $0.35 per unit when the units were earned, or $822,500. Drone subsequently sold identical Drone units for $1.00 per unit on an online funding portal and as of January 31, 2022 and April 30, 2021, the units owned by the Company are valued at $2,350,000.

In August 2019, the Company entered a consulting contract with KingsCrowd LLC (“KingsCrowd”), which allowed the Company to receive 300,000 membership interest units of KingsCrowd in return for consulting services. The KingsCrowd units were initially valued at $1.80 per unit based on a sales price of $1.80 per unit when the units were earned, or $540,000. In December 2020, KingsCrowd converted from a limited liability company to a corporation to facilitate raising capital under Regulation A. KingsCrowd filed a Form 1-A Offering Statement under the Securities Act of 1933. In connection with the conversion to a corporation, each membership interest unit converted into 12.71915 shares of common stock. As of January 31, 2022 and April 30, 2021, the Company owns 3,815,745 shares of KingsCrowd Inc. In July 2021, KingsCrowd subsequently sold identical shares of common stock for $1.00 per share, and as of January 31, 2022 and April 30, 2021, the shares owned by the Company are valued at $3,815,745 and $540,000, respectively.

During fiscal 2019, the Company entered a consulting contract with NetCapital Systems LLC (“NetCapital”), which allowed the Company to receive up to 1,000 membership interest units of NetCapital in return for consulting services. The Company earned 40 units in the quarter ended July 31, 2020, at a value of $91.15 per unit, or $3,646. The Company earned all 1,000 Netcapital units but sold a portion of the units in fiscal 2020 at a sales price of $91.15 per unit. As of January 31, 2022 and April 30, 2021, the Company owns 528 Netcapital units, at a value of $48,128.

In July 2020 the Company entered a consulting agreement with Vymedic, Inc. for a $40,000 fee over a 5-month period. Half the fee was payable in stock and half was payable in cash. As of April 30, 2021, the Company earned $20,000 worth of stock. As of January 31, 2022 and April 30, 2021, the Company owns 4,000 units, at a value of $20,000.

In August 2020 the Company entered a consulting agreement with C-Reveal Therapeutics LLC (“CRT”). for a $120,000 fee over a 12-month period. $50,000 of the fee is payable in CRT units. The Company earned the units in fiscal 2021 and received them in the first quarter of fiscal 2022. As of January 31, 2022 the Company owns 5,000 units, at a value of $50,000.

The following table summarizes the components of investments as of January 31, 2022 and April 30, 2021:

	Jan. 31, 2022	April 30, 2021

Netcapital Systems LLC	$48,128	$48,128
Watch Party LLC	235,400	235,400
Zelgor Inc.	1,400,000	1,400,000
ChipBrain LLC	1,704,480	1,704,480
Vymedic Inc.	20,000	20,000
C-Reveal Therapeutics LLC	50,000	—
Deuce Drone LLC	2,350,000	2,350,000
Hiveskill LLC	712,500	—
ScanHash LLC	425,000	—
Caesar Media Group Inc.	500,000	—
Kingscrowd Inc	3,815,745	540,000
Total Investments at cost	$11,261,253	$6,298,008

The above investments in equity securities are within the scope of ASC 321. The Company monitors the investments for any changes in observable prices from orderly transactions. All investments are initially measured at cost and evaluated for changes in estimated fair value. During the nine months ended January 31, 2022, the Company identified that one security, KingsCrowd Inc., had an observable price change. The result of the price change was an increase in the fair value of the equity securities totaling $3,275,745 in the nine months ended January 31, 2022, which is recorded in the Consolidated Statements of Operations as an unrealized gain on equity securities.

Note 14 – Subsequent Events

On February 2, 2022, the Company granted an aggregate of 272,000 options to purchase shares of common stock of the company at a price of $10.50 per share. The options were granted to employees, consultants, and members of the board of directors under the Company’s 2021 Equity Incentive Plan. The options vest monthly on a straight-line basis over a 4-year period and expire in 10 years.

On February 9, 2022, the Company sold two convertible promissory notes to accredited investors for total proceeds of $300,000. The notes accrue interest at a rate of 8% per annum and have a maturity date of February 9, 2023. The notes automatically convert into shares of common stock at a price per share that is the lesser of $10.00 or the 80% of the price paid per share for a subsequent round of securities sold, as defined in the promissory note. The promissory notes also convert automatically with a change in control.

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

Overview

Netcapital Inc. is a fintech company with a scalable technology platform that allows private companies to raise capital online from accredited and non-accredited investors. We give all investors the opportunity to access investments in private companies. Our model is disruptive to traditional private equity investing and is based on Title III, Reg CF of the JOBS Act. We generate fees from listing private companies on our portal. Our consulting group, Netcapital Advisors, provides marketing and strategic advice in exchange for equity positions and cash fees. The Netcapital funding portal is registered with the SEC, is a member of the Financial Industry Regulatory Authority, or FINRA, a registered national securities association, and provides investors with opportunities to invest in private companies.

We provide private company investment access to accredited retail and non-accredited retail investors through our online portal (www.netcapital.com). The Netcapital funding portal charges a $5,000 engagement fee and a 4.9% success fee for capital raised at closing. In addition, the portal generates fees for other ancillary services, such as rolling closes. Netcapital Advisors generates fees and equity stakes from consulting in select portfolio and non-portfolio clients.

Netcapital.com is an SEC-registered funding portal that enables private companies to raise capital online, while investors are able to invest from anywhere in the world, at any time, with just a few clicks. Securities offerings on the portal are accessible through individual offering pages, where companies include product or service details, market size, competitive advantages, and financial documents. Companies can accept investment from anyone, including friends, family, customers, employees, etc.

In addition to access to the funding portal, Netcapital provides the following services:

● a fully automated onboarding process;

● automated filing of required regulatory documents;

● compliance review;

● custom-built offering page on our portal website;

● third party transfer agent and custodial services;

● email marketing to our proprietary list of investors;

● rolling closes, which provide potential access to liquidity before final close date of offering;

● assistance with annual filings; and

● direct access to our team for ongoing support.

The company's consulting group, Netcapital Advisors helps companies at all stages to raise capital. Netcapital Advisors provides strategic advice, technology consulting and digital marketing services to assist with fundraising campaigns on the Netcapital platform. The company also acts as an incubator and accelerator, taking equity stakes in select disruptive start-ups.

Netcapital Advisors’ services include:

● incubation of technology start-ups;

● investor introductions;

● digital marketing;

● website design, software and software development;

● message crafting, including pitch decks, offering pages, and ad creation;

● strategic advice; and

● technology consulting.

Results of Operations

For the Nine Months Ended January 31, 2022 Compared to the Nine Months Ended January 31, 2021

Our revenues for the nine months ended January 31, 2022 decreased by $134,763, or 4%, to $3,636,050, as compared to $3,770,813 reported for the nine months ended January 31, 2021.  The decrease in revenues is attributable to a decrease of $1,044,025 in non-cash revenue from the receipt of equity, which amounted to $2,102,174 in the nine months ended January 31, 2022, as compared to $3,146,199 in the nine months ended January 31, 2021. This decrease was offset by revenues from our funding portal. Funding portal revenues began for us in November 2020. Funding portal revenues consisted of a listing fee that we charge when an issuer signs an engagement letter to raise capital on our funding portal, and portal fees that are equal to 4.9% of the capital that was raised by the issuers. The components of revenue for the nine-month periods ended January 31, 2022 and 2021 are as follows:

	Jan. 31, 2022	Jan 31, 2021
Consulting services for equity securities	$2,102,174	$3,146,198
Consulting revenue	293,221	270,604
Portal fees	951,760	250,541
Listing fees	288,000	102,500
Other revenue	895	970
Total	$3,636,050	$3,770,813

Costs of revenues decreased by $644,914 to $85,429 for the nine-months ended January 31, 2022 from $730,343 reported in the nine-months ended January 31, 2021.  The decrease is attributable to a decrease in non-cash revenues from the receipt of equity.

Payroll and payroll related expenses increased by $879,426, or 41%, to $3,032,987 for the nine months ended January 31, 2022, as compared to $2,153,561 reported for the nine months ended January 31, 2021. The increase is attributable to an increase in staff.

Marketing expense increased by $46,151, or 213%, to $67,771 for the nine months ended January 31, 2022, as compared to $21,620 reported for the nine months ended January 31, 2021. The increase in expense is due to additional marketing outlets that we utilized in the nine months ended January 31, 2022.

Rent expense decreased by $5,036, or 13%, to $34,480 for the nine months ended January 31, 2022, as compared to $39,516 reported for the nine months ended January 31, 2021. The decrease in expense is a result of discounts available to us in fiscal 2022 and our ability to have personnel work from home.

General and administrative expenses increased by $1,042,092, or 443%, to $1,277,146 for the nine months ended January 31, 2022, from $235,054 for the nine months ended January 31, 2021.  The increase is primarily attributed to additional expenses we incurred in the current fiscal year for our newly acquired funding portal business.

Consulting expense increased by $283,974, to $675,180, or 73%, for the nine months ended January 31, 2022 from $391,206 reported in the nine months ended January 31, 2021.  The increase in expense is due to issuance of stock-based compensation to two outside consulting firms.

Interest expense increased by $37,154 to $90,844 for the nine months ended January 31, 2022, as compared to $53,690 for the nine months ended January 31, 2021.  The increase in interest expense is attributable to higher debt amounts and a higher interest rate on our secured debt.

Our net income increased by $2,900,725 to $3,004,260, or 2,802% for the nine months ended January 31, 2022, as compared to $103,535 for the nine months ended January 31, 2021. The increase in net income is primarily attributable to debt forgiveness of $1,904,302 during the period related to our loan with the SBA.

For the Three Months Ended January 31, 2022 Compared to the Three Months Ended January 31, 2021

Our revenues for the three months ended January 31, 2022 increased by $533,714, or 42%, to $1,811,041, as compared to $1,277,327 reported for the three months ended January 31, 2021.  The increase in revenues is attributable to an increase of $368,333, or 44%, in non-cash revenue from the receipt of equity and an increase of $94,791, or 38%, in portal fee revenues from our funding portal. Funding portal revenues consist of a listing fee that we charge when an issuer signs an engagement letter to raise capital on our funding portal, and portal fees that are equal to 4.9% of the capital that was raised by the issuers. The components of revenue for the three-month periods ended January 31, 2022 and 2021 are as follows:

	Jan. 31, 2022	Jan 31, 2021
Consulting services for equity securities	$1,200,000	$831,667
Consulting revenue	189,200	92,082
Portal fees	345,332	250,541
Listing fees	76,000	102,500
Other revenue	509	537
Total	$1,811,041	$1,277,327

Costs of revenues increased by $23,230, or 144%, to $39,349 for the three-months ended January 31, 2022, from $16,119 reported in the three-months ended January 31, 2021.  The increase is attributable to the increase in revenues from our funding portal.

Payroll and payroll related expenses increased by $384,104, or 45%, to $1,241,332 for the three months ended January 31, 2022, as compared to $857,228 reported for the three months ended January 31, 2021. The increase is attributable to stock-based compensation of $400,000 that did not occur in the prior year.

Marketing expense increased by $11,107, or 87%, to $23,945 for the three months ended January 31, 2022, as compared to $12,838 reported for the three months ended January 31, 2021. The increase in expense is due to additional marketing outlets that we utilized in the three months ended January 31, 2022.

Rent expense decreased by $849, or 7%, to $11,869 for the three months ended January 31, 2022, as compared to $12,718 reported for the three months ended January 31, 2021. The decrease in expense is a result of discounts available to us in the three-month period ended January 31, 2022, and our ability to have personnel work from home.

General and administrative expenses increased by $161,170, or 101%, to $320,724 for the three months ended January 31, 2022, from $159,554 for the three months ended January 31, 2021.  The increase is primarily attributed to additional expenses we incurred in the current fiscal year for our newly acquired funding portal business.

Consulting expense increased by $183,333 to $309,545, or 145%, for the three months ended January 31, 2022 from $126,212 reported in the three months ended January 31, 2021.  The increase in expense is due to issuance of stock-based compensation to two outside consulting firms. Stock-based consulting compensation amount to $162,954 in the three-month period ended January 31, 2022, as compared to $0 in the three-month period ended January 31, 2021.

Interest expense decreased by $9,553 to $20,573 for the three-months ended January 31, 2022, as compared to $30,126 for the three months ended January 31, 2021.  The decrease in interest expense is attributable to lower debt amounts due to debt forgiveness.

Our net income increased by $1,778,364 to $1,821,006, or 4,170% for the three months ended January 31, 2022, as compared to $42,642 for the three months ended January 31, 2021. The increase in net income is primarily attributable to debt forgiveness of $1,904,302 during the period related to our loan with the SBA.

Liquidity and Capital Resources

At January 31, 2022, we had cash and cash equivalents of $477,134 and negative working capital of $502,393 as compared to cash and cash equivalents of $2,473,959 and negative working capital of $4,666,833 at April 30, 2021.

Our net income increased by $1,778,364 to $1,821,006, or 4,170% for the three months ended January 31, 2022 as compared to $42,642 for the three months ended January 31, 2021. The increase in net income is primarily attributable to debt forgiveness of $1,904,302 during the period related to our loan with the SBA.

We have been successful in raising capital by selling restricted common stock in private placements and by borrowing funds from the U.S. Small Business Administration. In addition, we sold $300,000 worth of convertible promissory notes in February 2022. We believe our negative working capital balance as of January 31, 2022 will eliminated by the forgiveness of $1,885,800 in borrowings from the SBA.

We believe that our existing cash investment balances, financial resources and our anticipated cash flows from operations will be sufficient to meet our working capital and expenditure requirements for the next 12 months. Although we believe we have adequate sources of liquidity over the next 12 months, the success of our operations, the global economic outlook, and the pace of sustainable growth in our markets, in each case, in light of the market volatility and uncertainty as a result of the COVID-19 pandemic, among other factors, could impact our business and liquidity. Up to this point in time, we believe the pandemic has helped drive people to online investing, as we see regular monthly increases in users and dollars invested, and an increase in issuers seeking to use online fund-raising services in lieu of face-to-face meetings.

Net cash used in operating activities amounted to $2,303,458 and $2,475,484 in the nine months ended January 31, 2022 and 2021, respectively.  The principal source of cash from operating activities in the nine months ended January 31, 2022 was net income of $3,004,260 and a non-cash item, stock-based compensation of $1,137,042. However, these sources of cash were offset by an unrealized gain on equity securities of $3,275,745, an increase in accounts receivable of $900,242, debt forgiveness of $1,904,302 and non-cash revenue from the receipt of equity of $1,187,500. The principal source of cash from operating activities in the nine months ended January 31, 2021 was net income of $103,535 and a non-cash item, stock-based compensation of $386,121. However, these items were offset by changes in non-cash revenue from the receipt of equity of $2,319,532 and an increase in accounts receivable of $1,001,586.

Net cash used in investing activities amounted to $319,166 in the nine months ended January 31, 2022. The use of cash consisted of loans to affiliates of $202,000 and an investment in an affiliate of $117,166. Cash provided by investing activities in the nine months ended January 31, 2021 amounted to $364,939, from the purchase of Netcapital Funding Portal Inc.

For the nine months ended January 31, 2022, cash provided financing activities amounted to $625,799, which consisted of proceeds from stock subscriptions for the sale of common stock. For the nine months ended January 31, 2021, cash provided by financing activities amounted to $2,385,800, which consisted of two loans from the U.S. Small Business Administration.

In the nine months ended January 31, 2022 and 2021, there were no expenditures for capital assets.  We do not anticipate any capital expenditures in fiscal 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide information under this item.

Item 4. Controls and Procedures.

(a) Disclosure Controls and Procedures.

The Company’s management, with the participation of the Principal Executive Officer (the “PEO”) and Principal Financial Officer (the “PFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of January 31, 2022. Based on that evaluation, the PEO and the PFO concluded that, as of January 31, 2022, such controls and procedures were effective.

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

 Under the supervision and with the participation of management, including the PEO and the PFO, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of January 31, 2022, based on the criteria established in a report entitled “2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of January 31, 2022.

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

1. On November 18, 2021, we issued 46,300 shares of unregistered common stock as stock-based compensation, for services rendered to the Company. We did not receive any proceeds for this issuance. The issuance was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

2. On December 10, 2021, we issued 50,000 shares of our common stock to purchase all of the outstanding stock of MSG Development Corp. We did not receive any proceeds from this issuance. The issuance was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

3. On December 10, 2021, we issued 50,000 shares of our common stock to purchase a 10% interest in Caesar Media Group Inc. We did not receive any proceeds from this issuance. The issuance was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

4. On January 31, 2021, we issued 22,222 shares of common stock to an accredited investor for gross proceeds of $200,000. We used the proceeds for working capital and general corporate purposes. The issuance was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

5. On January 31, 2021, we issued 9,012 shares of unregistered common stock as stock-based compensation, for services rendered to the Company. We did not receive any proceeds for this issuance. The issuance was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

6. See our Current Report dated February 9, 2022.

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

Date: March 17, 2022	NETCAPITAL INC.

By: /s/ Cecilia Lenk
Cecilia Lenk
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)
By: /s/ Coreen Kraysler
Coreen Kraysler
(Principal Financial and Accounting Officer)