Form 10-Q/A
period 2022-01-31
Netcapital Inc.
filed 2022-03-18
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2022, as filed with the Securities and Exchange Commission (“SEC”) on March 17, 2022 (the “Original Filing”). This Form 10-Q/A is being filed to include the iXBRL. There are no other changes to this document.

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

Date: March 18, 2022	NETCAPITAL INC.

By: /s/ Cecilia Lenk
Cecilia Lenk
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)
By: /s/ Coreen Kraysler
Coreen Kraysler
(Principal Financial and Accounting Officer)