Form 10-K
period 2022-04-30
Netcapital Inc.
filed 2022-08-08
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2022

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

(781) 925-1700
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NCPL	The Nasdaq Stock Market LLC
Redeemable warrants exercisable for one share of Common Stock at an exercise price of $5.19	NCPLW	The Nasdaq Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act: None

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

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on October 31, 2021 was $10,518,864.

As of August 5, 2022 the registrant has one class of common equity, and the number of shares outstanding of such common equity was 4,272,677.

Documents Incorporated By Reference: None.

i

FORWARD-LOOKING STATEMENTS

We caution readers that this Form 10-K contains forward-looking statements as that term is defined in the Exchange Act. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. We hereby qualify all our forward-looking statements by the following cautionary statements. Forward-looking statements are predictions and not guarantees of future performance or events. Forward-looking statements are based on current expectations rather than historical facts and relate to future events or future financial performance. Such statements are based on currently available financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from historical experience and present expectations. Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. Undue reliance should not be placed on forward-looking statements as such statements speak only as of the date on which they are made. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are set forth below and in various places in this Form 10-K, including under the headings Item 1. “Business” and Item 1A. “Risk Factors” in this Form 10-K. These factors include:

●	capital requirements and the availability of capital to fund our growth and to service our existing debt;

●	difficulties executing our growth strategy, including attracting new issuers and investors;

●	our anticipated use of the net proceeds from our recent public offering;

●	economic uncertainties and business interruptions resulting from the coronavirus COVID-19 global pandemic and its aftermath;

●

as restrictions related to the coronavirus COVID-19 global pandemic are removed and face-to-face economic activities normalize, it may be difficult for us to maintain the recent sales gains that we have experienced;

●

all the risks of acquiring one or more complementary businesses, including identifying a suitable target, completing comprehensive due diligence uncovering all information relating to the target, the financial stability of the target, the impact on our financial condition of the debt we may incur in acquiring the target, the ability to integrate the target’s operations with our existing operations, our ability to retain management and key employees of the target, among other factors attendant to acquisitions of small, non-public operating companies;

●	difficulties in increasing revenue per issuer;

●	challenges related to hiring and training fintech employees at competitive wage rates;

●	difficulties in increasing the average number of investments made per investor;

●	shortages or interruptions in the supply of quality issuers;

●	our dependence on a small number of large issuers to generate revenue;

●	negative publicity relating to any one of our issuers;

●	competition from other online capital portals with significantly greater resources than we have;

●	changes in investor tastes and purchasing trends;

●	our inability to manage our growth;

●	our inability to maintain an adequate level of cash flow, or access to capital, to meet growth expectations;

●	changes in senior management, loss of one or more key personnel or an inability to attract, hire, integrate and retain skilled personnel;

●	labor shortages, unionization activities, labor disputes or increased labor costs, including increased labor costs resulting from the demand for qualified employees;

●	our vulnerability to increased costs of running an online portal on Amazon Web Services;

●	our vulnerability to increasing labor costs;

●	the impact of governmental laws and regulation;

●	failure to obtain or maintain required licenses;

●

changes in economic or regulatory conditions and other unforeseen conditions that prevent or delay the development of a secondary trading market for shares of equity that are sold on our online portal;

●	inadequately protecting our intellectual property or breaches of security of confidential user information; and

●	our expectations regarding having our securities trading on The Nasdaq Capital Market.

You are cautioned that all forward-looking statements involve risks and uncertainties. We undertake no obligation to amend this Form 10-K or revise publicly these forward-looking statements (other than pursuant to reporting obligations imposed on registrants pursuant to applicable federal securities laws) to reflect subsequent events or circumstances.

RISK FACTOR SUMMARY

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors,” together with the other information in this Annual Report on Form 10-K. If any of the following risks actually occurs (or if any of those listed elsewhere in this Annual Report on Form 10-K occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

Risks Related to our Business and Growth Strategy

●	We have a limited operating history cannot assure you that our business will maintain profitability.
●	We operate in a highly regulated industry and those regulations are constantly evolving and may be interpreted in ways that could impact our business.
●	Our wholly-owned subsidiary, Netcapital Funding Portal Inc. has licensed the technology necessary to operate our funding portal and if Netcapital Funding Portal Inc. fails to comply with any obligations under this license agreement, it may be subject to termination which could severely impact our ability to operate our funding portal and would adversely affect our business, financial position and results of operations.
●	Our products will face significant competition, and if they are unable to compete successfully, our business will suffer.

Risks Related to Receipt of Securities for Services

●	We are not, and do not intend to become, regulated as an investment company under the U.S. Investment Company Act of 1940, as amended, or the 40 Act, (and similar legislation in other jurisdictions) and if we are deemed an “investment company” under the 40 Act applicable restrictions would make it impractical for us to operate as contemplated.

Risk Factors Related to Our Common Stock

●	If we are unable to maintain listing of our securities on The Nasdaq Capital Market or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired.
●	The market price of our common stock is highly volatile and could be subject to volatility related or unrelated to our operations.
●	Market and economic conditions may negatively impact our business, financial condition and share price.
●	Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.
●	Our common stock may be subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which could make transactions in the stock cumbersome and may reduce the value of an investment in the stock.
●	We do not intend to pay cash dividends on our shares of common stock so any returns will be limited to the value of our shares.

ITEM 1.	BUSINESS.

Overview

Netcapital Inc. is a fintech company with a scalable technology platform that allows private companies to raise capital online from accredited and non-accredited investors. We give all investors the opportunity to access investments in private companies. Our model is disruptive to traditional private equity investing and is based on Title III, Reg CF of the JOBS Act. We generate fees from listing private companies on our portals. Our consulting group, Netcapital Advisors, provides marketing and strategic advice in exchange for cash and equity positions. The Netcapital funding portal is registered with the SEC, is a member of the Financial Industry Regulatory Authority, or FINRA, a registered national securities association, and provides investors with opportunities to invest in private companies.

Development of Business

The Company was incorporated in Utah in 1984 as DBS Investments, Inc., or DBS. DBS merged with ValueSetters L.L.C. in December 2003 and changed its name to ValueSetters, Inc. In November 2020, the Company purchased Netcapital Funding Portal Inc. (the “Funding Portal”) and changed the name of the Company from ValueSetters, Inc. to Netcapital Inc.

The Company has three operating subsidiaries. The Funding Portal provides private companies with access to investments from accredited and non-accredited retail investors through our online portal (www.netcapital.com). The Funding Portal charges a $5,000 engagement fee and a 4.9% success fee for capital raised at closing. In addition, the Funding Portal generates fees for other ancillary services, such as rolling closes. Netcapital Advisors Inc. generates fees and equity stakes from consulting in select portfolio and non-portfolio clients. MSG Development Corp. provides corporate valuation services to businesses and individuals.

Funding Portal

Netcapital.com is an SEC-registered funding portal that enables private companies to raise capital online, while investors are able to invest from anywhere in the world, at any time, with just a few clicks. Securities offerings on the portal are accessible through individual offering pages, where companies include product or service details, market size, competitive advantages, and financial documents. Companies can accept investment from anyone, including friends, family, customers, employees, etc. Customer accounts on our platform will not be permitted to hold digital securities.

In addition to access to the funding portal, the Netcapital funding portal provides the following services:

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

Consulting Business

Our consulting group, Netcapital Advisors helps companies at all stages to raise capital. Netcapital Advisors provides strategic advice, technology consulting and online marketing services to assist with fundraising campaigns on the Netcapital platform. We also act as an incubator and accelerator, taking equity stakes in select disruptive start-ups.

Netcapital Advisors’ services include:

●	incubation of technology start-ups;
●	investor introductions;
●	online marketing;
●	website design, software and software development;
●	message crafting, including pitch decks, offering pages, and ad creation;
●	strategic advice; and
●	technology consulting.

Valuation Business

Our valuation group, MSG Development Corp. prepares valuations that are always reviewed by an Accredited Senior Business Appraiser licensed by the American Society of Appraisers.

The valuation services include:

●	business valuations;
●	fairness and solvency opinions;
●	ESOP feasibility and valuation;
●	non-cash charitable contributions;
●	economic analysis of damages;
●	intellectual property appraisals; and
●	compensation studies.

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

The barriers to entry into most Internet markets are relatively low, making them accessible to a large number of entities and individuals. We believe the principal competitive factors in our industry that create certain barriers to entry include but are not limited to reputation, technology, financial stability and resources, proven track record of successful operations, critical mass, and independent oversight and transparency of business practices. Obtaining approval from FINRA to operate as a funding portal is also a barrier to entry due to the significant internal control and capital requirements. While these barriers will limit those able to enter or compete effectively in the market, it is likely that new competitors as well as laws and regulations of governmental authority will be established in the future, in addition to our known current competitors.

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

Industry Regulation

In an effort to enhance economic growth and to democratize access to private investment opportunities, Congress finalized the Jumpstart Our Business Startups Act (JOBS Act) in 2016. Title III of the JOBS Act enabled early-stage companies to offer and sell securities to the general public for the first time. The SEC then adopted Regulation Crowdfunding, or Reg CF, in order to implement the JOBS Act’s crowdfunding provisions.

Reg CF has several important features that changed the landscape for private capital raising and investment. For the first time, this regulation:

●	Allowed the general public to invest in private companies, no longer limiting early-stage investment opportunities to less than 10% of the population;

●	Enabled private companies to advertise their securities offerings to the public (general solicitation); and

●	Conditionally exempted securities sold under Section 4(a)(6) from the registration requirements of the Securities and Exchange Act of 1934.

We are subject, both directly and indirectly, to various laws and regulations relating to our business. If any of the laws are amended, compliance could become more expensive and directly affect our income. We intend to comply with such laws, but new restrictions may arise that could materially adversely affect our Company. Specifically, the SEC regulates our funding portal business, and our funding portal is also a member of FINRA and is regulated by FINRA. We are also subject to the USA Patriot Act of 2001, which contains anti-money laundering and financial transparency laws and mandates various regulations applicable to financial services companies, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. Anti-money laundering laws outside of the United States contain some similar provisions. Our failure to comply with these requirements as applicable to us could have a material adverse effect on us.

Our Market

The traditional funding model restricts access to capital, investments and liquidity.  According to Harvard Business Review, VCs invest in fewer than 1% of the companies they consider and only 10% of VC meetings are obtained through cold outreach.  In addition, under 5% of VC funding went to women and minority-owned firms in 2020, according to Forbes.

Furthermore, under the traditional model, the average investor lacked access to early-stage investments.  Prior to the JOBS Act, almost 90% of U.S. households were precluded from investing in private deals, per dqydj.com.  Liquidity has also been an issue, as private investments are generally locked up until IPO or takeout.

The JOBS Act helped provide a solution to these issues by establishing the funding portal industry which is currently in its infancy. Title III of the JOBS Act outlines Reg CF, which traditionally allowed private companies to raise up to $1.07 million from all Americans. In March 2021, regulatory enhancements by the SEC went into effect and increased the limit to $5 million. These amendments increased the offering limits for Reg CF, Regulation A and Regulation D Rule 504 offerings as follows; Reg CF increased to $5 million, Regulation D, Rule 504 increased to $10 million from $5 million; and Regulation A Tier 2 increased to $75 million from $50 million.

Reg CF private company investments accounted for approximately $490 million in 2021, according to KingsCrowd, versus $205 million during 2020. We believe a significant opportunity exists to disrupt private capital markets via the Netcapital funding portal.

Private capital markets reached $7.4 trillion at the end of 2020, per Morgan Stanley, and this number is expected to reach $13 trillion over the next five years. Within this market, private equity represents the largest share, with assets in excess of $3 trillion and a 10-year CAGR of 10%. Since 2000, global PE net asset value has increased almost tenfold, nearly three times faster than the size of the public equity market. Both McKinsey and Boston Consulting Group predict that this strong growth will continue, as investors allocate increasing amounts to private equity, due to historically higher returns and lower volatility than public markets. In addition, Boston Consulting Group estimates that there are $42 trillion held in retail investment accounts, which we believe represents a large pool of potential account holders for us.

Our Technology

The Netcapital platform is a scalable, real-time, transaction processing engine that runs without human intervention, 24 hours a day, seven days a week. For companies raising capital, the technology provides fully automated onboarding with integrated regulatory filings. Funds are collected from investors and held in escrow until the offering closes.

For entrepreneurs, the technology facilitates access to capital at low cost. For investors, the platform provides access to investments in private, early-stage companies that were previously unavailable to the general public. Both entrepreneurs and investors can track and view their investments through their dashboard on netcapital.com. The platform currently has almost 100,000 users.

Scalability was demonstrated in November 2021, when the platform processed more than 2,000 investments in less than two hours, totaling more than $2 million.

Our infrastructure is designed in a way that can horizontally scale to meet our capacity needs. Using Docker containers and Amazon ECS, we are able to automate the creation and launch of our production web and API endpoints in order to replicate them as needed behind Elastic Load Balancers (ELBs).

Additionally, all of our public facing endpoints live behind CloudFlare to ensure protection from large scale traffic fluctuations (including DDoS attacks).

Our main database layer is built on Amazon RDS and features a Multi-AZ deployment that can also be easily scaled up or down as needed. General queries are cached in our API layer, and we monitor to optimize very complex database queries that are generated by the API. Additionally, we cache the most complex queries (such as analytics data) in our NoSQL (Mongo) data store for improved performance.

Most of our CPU intensive data processing happens asynchronously through a worker/jobs system managed by AWS ElastiCache’s Redis endpoint. This component can be easily fine-tuned for any scale necessary.

The technology necessary to operate our funding portal is licensed from our affiliate, Netcapital Systems LLC under a license agreement with our wholly owned subsidiary Netcapital Funding Portal Inc., where we have the exclusive right to use the technology with respect to our funding portal, for an annual license fee of $380,000 paid in quarterly installments.

Competitive Advantages

We believe we provide the lowest cost solution for online capital raising versus our peer group (StartEngine Crowdfunding, Inc., Wefunder Inc.and Republic Core LLC. We also believe that our access and onboarding of new clients are superior due to our facilitated technology platforms. Our network is rapidly expanding as a result of our enhanced marketing and broad distribution to reach new investors. Given the rapid growth in the industry and its potential to disrupt the multi-billion dollar private capital market, we believe there is sufficient room for multiple players.

Our Strategy

Three major tailwinds are driving accelerated growth in the shift to the use of online funding portals: (i) the COVID-19 pandemic; (ii) the increase in funding limits under Reg CF; and (iii) the recent private equity outperformance of public markets. The pandemic drove a rapid need to bring as many processes as possible online. With travel restrictions in place and most people in lockdown, entrepreneurs were no longer able to fundraise in person and have increasingly turned to online capital raising through funding portals.

There are numerous industry drivers and tailwinds that complement investor demand for access to investments in private companies. To capitalize on these, our strategy is to:

●	Generate New Investor Accounts. Growing the number of investor accounts on our platform is a top priority. Investment dollars continuing to flow through our platform is a key revenue driver. When issuers advertise their offerings, they are generating new investor accounts for us at no cost to Netcapital. We plan to supplement our issuers’ spend on advertising by increasing our online marketing spend as well, which may include virtual conferences going forward.

●	Hire Additional Business Development Staff. We seek to hire additional business development staff that is technology and financially passionate about capital markets to handle our growing backlog of potential customers.

●	Increase the Number of Companies on Our Platform via Marketing. When a new company lists on our platform, they bring their customers, supporters, and brand ambassadors as new investors to Netcapital. We plan to increase our marketing budget to help grow our portal and advisory clients.

●	Invest in Technology. Technology is critical to everything that we do. We plan to invest in developing innovative technologies that enhance our platform and allow us to pursue additional service offerings. For example, we plan on developing a dedicated mobile app to make our platform more accessible.

●	Incubate and Accelerate Our Advisory Portfolio Clients. The advisory portfolio and our equity interests in select advisory clients represent potential upside for our shareholders. We seek to grow this model of advisory clients.

●	Expand Internationally. We believe there is a significant opportunity to expand into Europe and Asia as an appetite abroad grows for U.S. stocks.

●	Open ATS/Secondary Transfer Feature. Lack of liquidity is a key issue for investors in private companies as private markets lack a liquidity feature in our targeted market. We plan to open a Secondary Transfer Feature and are exploring various alternatives to provide potential liquidity for secondary offerings to investors who participate in our primary offerings on the Netcapital platform.

●	New Verticals Represent a Compelling Opportunity. We operate in a regulated market supported by the JOBS Act. We may pursue expansion to our model to include Regulation A and Regulation D offerings.

Industry Tailwinds

Two major tailwinds are driving accelerated growth in the shift to digital fundraising: the COVID-19 pandemic and regulatory enhancements to the Jobs Act. The pandemic drove a rapid need to bring as many processes as possible online. With travel restrictions in place and most people in lockdown, entrepreneurs were no longer able to fundraise in person and have increasingly turned to online capital raising through funding portals.

In addition, exempt offering regulatory enhancements proposed by the SEC in 2020 went into effect in March 2021. These amendments increased the offering limits for Reg CF, Regulation A and Rule 504 of Regulation D offerings as follows: the Reg CF limit increased to $5 million from $1.07 million, every twelve months. Rule 504 of Regulation D moved to $10 million from $5 million and Regulation A Tier 2 rose to $75 million from $50 million.

Propelled by this rule change, Reg CF commitments of $56 million in March 2021 were more than five times higher than in March of the previous year. We believe that the recent increase in offering limits in combination with pandemic-driven acceleration in the need for digital fundraising have been the primary drivers of the increase in Reg CF commitments.-. We expect these changes to continue to have a significant, positive impact on demand as they increase the attractiveness of digital fundraising options and pave the way for larger companies to utilize the exempt framework. This could also potentially drive higher demand for Netcapital Advisors’ services.

In another important regulatory development, the U.S. Department of Labor, or DOL, recently expressed their support for retail investment in private equity. In 2020, the DOL released an information letter backing private equity as an investment option for defined contribution plans. As a result, large asset managers are working on adding private investment choices to their retirement products, according to a study conducted by BCG.

Investment Portfolio

A key part of our story involves the potential value creation driven by our portfolio companies. In our portfolio, we focus on companies with emerging, disruptive technologies. A partial list of our investment portfolio is described below:

KingsCrowd

Industry: Fintech

Trusted by over 300,000 investors to vet startup investments, KingsCrowd, Inc. is a leader in ratings and analytics for online private markets. The company aggregates, analyzes, and rates companies raising on platforms like Netcapital to help investors make more informed decisions.

ChipBrain

Industry: AI

Effective communicators close more deals. ChipBrain LLC’s emotionally intelligent AI assistant provides real-time emotion, tone, and facial expression feedback in live conversations across text, voice, and video. Taking the guesswork out of identifying conversational cues, the company’s technology enables sales professionals to see at a glance how they are coming across to customers.

Deuce Drone

Industry: Drone Delivery Technology

Deuce Drone LLC solves the last mile delivery problem for “brick and mortar” retailers. The company designs, builds, and operates drone delivery systems, transforming retail stores into customer fulfillment centers. Deuce Drone LLC provides a cost-effective, technology-driven solution for same-day delivery that allows retailers to compete with major e-commerce players.

Zelgor

Industry: Mobile Games

Backed by famous venture capitalist Tim Draper, napster founder, Shawn Fanning, and co-creator of Guitar Hero, Kai Huang, Zelgor Inc. is an interactive entertainment company featuring a new species of rambunctious alien characters called The Noobs. The Noobs are a unique and original intellectual property introduced to the world through mobile games, multimedia content, and strategic partnerships.

MustWatch

Industry: Technology

MustWatch LLC brings your friends and favorite shows together all in one place. The Watch Party app makes it easy to find new shows, see what your friends are watching, and recommend great shows to each other. The company’s platform delivers targeted show recommendations based on the television viewing tastes of users’ friends and family. It’s not a single streaming platform’s media catalog, but a cross-platform television guide, crowdsourced from your friends and family.

C-Reveal Therapeutics

Industry: Cancer Immunotherapy

C-Reveal Therapeutics’s proprietary technology, developed at Massachusetts General Hospital and Harvard University, helps the body's immune system to identify and destroy cancer cells by inhibiting key enzymes that conceal the disease. This patent pending approach is designed to improve the efficacy of treating a broad range of cancers.

Hiveskill LLC

Industry: AI

The product is an AI-powered database and CRM hybrid that uses data and emotionally intelligent AI to boost direct one-to-one marketing efforts. It also provides specialized experts who know how to leverage your company’s data.

Caesar Media Group Inc.

Industry: Marketing

Caesar Media Group, Inc. is an advanced marketing and technology solutions provider. Caesar Media Group is designed to leverage its technology and data to provide lead generation, search engine optimization (SEO) website development, project development, digital marketing, content management, customer service, and sales management.

Investment Portfolio Company Progress

KingsCrowd, Inc., a fintech company that provides ratings and analytics for online private markets, grew their subscriber base to 350,000, generated almost half a million in revenues last year, rated over half a billion dollars in transactions with their proprietary rating algorithm, and launched a $15 million Reg A+ round at a $45 million pre-money valuation.

Deuce Drone recently secured an exclusive contract for food delivery at the BB&T Center, in Mobile, Alabama. They successfully completed their first food delivery run: Operation Smoothie. The Deuce Drone team was joined by several notable community leaders for the demo, including Representative Jerry Carl, the chief executive officer of the Mobile Chamber of Commerce, staff from Senator Tommy Tuberville’s office, and representatives from Innovation Portal, a local incubator that recently invested in the company. Local Fox 10 News and Alabama.com covered the event.

MustWatch launched their television show recommendation app in the Apple app store, which has been awarded a 5-star rating by users. They also added acclaimed Hollywood producer and screenwriter Jason Keller to their team. Keller brings nearly two decades of experience in the film and entertainment industry to the MustWatch team. Most recently Keller wrote the Oscar winning film Ford vs. Ferrari (starring Christian Bale and Matt Damon) which was nominated for four Academy Awards, including Best Picture. His other notable writing credits include Mirror, Mirror (starring Julia Roberts), Escape Plan (starring Arnold Schwarzenegger and Sylvester Stallone) and Machine Gun Preacher (starring Gerard Butler), as well as an executive producer for the fifth movie in the Die Hard franchise, A Good Day to Die Hard (starring Bruce Willis).

Zelgor completed a stability test launch of their first mobile game, Noobs in Space, and generated thousands of downloads in the first 48 hours. They sold out their recent offering on the Netcapital platform.

ChipBrain, which develops emotionally intelligent AI, has built out their core machine learning models and performed pilot programs with multiple customers. With the help of Netcapital Advisors, the Company sold out two rounds of financing on Netcapital, and just closed a venture round at a $20 million pre-money valuation.

Working with Netcapital Advisors, C-Reveal raised over $1 million on the Netcapital platform, and then closed a $3 million venture round.

Major Customers

For the year ended April 30, 2022, the Company had one customer that constituted 22% of its revenues, a second customer that constituted 22% of its revenues, and a third customer that constituted 18% of its revenues. For the year ended April 30, 2021, the Company had one customer that constituted 30% of its revenues, a second customer that constituted 15% of its revenues, a third customer that constituted 14% of its revenues and a fourth customer that accounted for 11% of its revenues.

Recent Developments

Nasdaq Uplist Offering

On July 15, 2022, we completed an underwritten public offering of 1,205,000 shares of our common stock and warrants to purchase 1,205,000 shares of our common stock at a combined public offering price of $4.15 per share and warrant. The gross proceeds from the offering were $5,000,750 prior to deducting underwriting discounts, commissions, and other offering expenses. The warrants have a per share exercise price of $5.19, are exercisable immediately, and expire five years from the date of issuance.

In conjunction with this offering, the shares and warrants began trading on The Nasdaq Capital Market on July 13, 2022, under the ticker symbols “NCPL” and “NCPLW,” respectively.

In addition, we granted the underwriter a 45-day option to purchase up to an additional 180,750 shares of common stock and/or up to 180,750 additional warrants to cover over-allotments, if any. In connection with the closing of the offering, the underwriter partially exercised its over-allotment option and purchased an additional 111,300 warrants. The underwriter retains the right to exercise the balance of its over-allotment option within the 45-day period.

Repayment of Secured Debt

On July 21, 2022 the company paid $1 million to its secured lender, Vaxstar LLC, to reduce the principal balance on its debt from $1,400,000 to $400,000.

Corporate Information

The Company was incorporated in Utah in 1984 as DBS Investments, Inc., or DBS. DBS merged with Valuesetters L.L.C. in December 2003 and changed its name to Valuesetters, Inc. In November 2020, the Company purchased Netcapital Funding Portal Inc. from Netcapital Systems LLC and changed the name of the Company from Valuesetters, Inc. to Netcapital Inc.

Our principal executive offices are located at State Street Financial Center, One Lincoln Street, Boston, Massachusetts and our telephone number is 781-925-1700. We maintain a website at www.netcapitalinc.com. Information contained on or accessible through our website is not, and should not be considered, part of, or incorporated by reference into, this prospectus and you should not consider any information contained on, or that can be accessed through, our website as part of this prospectus in deciding whether to purchase our securities.

We maintain a corporate website with the address http://www.netcapitalinc.com, our funding portal maintains a website with the address http://www.netcapital.com, Netcapital Advisors maintains a website at http://www.netcapitaladvisors.com and our valuation business maintains a website at https://valucorp.com/. We have not incorporated by reference into this Report on Form 10-K the information on any of our websites and you should not consider any of such information to be a part of this document. Our website addresses are included in this document for reference only.

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

Investing in our securities involves a high degree of risk. You should carefully consider the risks described below, together with the other information contained in this prospectus, including our financial statements and the related notes appearing at the end of this prospectus, before making your decision to invest in our securities. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition and cash flows and, if so, our prospects would likely be materially and adversely affected. If any of such events were to happen, the trading price of our securities in any market that may develop for our securities could decline and you could lose all or part of your investment.

Risks Related to Our Business and Growth Strategy

We have a limited operating history and our profits have been generated primarily by unrealized gains from equity securities we own in other companies. Although we have been profitable, the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

We were incorporated in the State of Utah in April 1984. Although we have reported earnings in the years ended April 30, 2022 and 2021, the majority of our earnings came from unrealized gains in equity securities that we own. These securities have observable prices but are not liquid. Furthermore, the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will maintain profitability.

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenues.

We currently derive a significant portion of our revenues from a limited number of customers. For the year ended April 30, 2022, the Company had one customer that constituted 22% of its revenues, a second customer that constituted 22% of its revenues, and a third customer that constituted 18% of its revenues. For the year ended April 30, 2021, the Company had one customer that constituted 30% of its revenues, a second customer that constituted 15% of its revenues, a third customer that constituted 14% of its revenues and a fourth customer that accounted for 11% of its revenues. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our services that will be generated by these customers or new customers, or the future demand for the products and services of these customers or new customers.  If any of these customers experience declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our products which could have an adverse effect on our margins and financial position and could negatively affect our revenues and results of operations and/or trading price of our common stock.

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

We operate in a highly regulated industry.

We are subject to extensive regulation and failure to comply with such regulation could have an adverse effect on our business. Further, our subsidiary Netcapital Funding Portal Inc is registered as a funding portal. As a funding portal we have to comply with stringent regulations, and the operation of our funding portal is frequently subject to examination, constraints on its business, and in some cases fines. In addition, some of the restrictions and rules applicable to our subsidiary could adversely affect and limit some of our business plans.

Our funding portal’s service offerings are relatively new in an industry that is still quickly evolving.

The principal securities regulations that we work with, Rule 506(c) and Reg CF, have only been in effect in their current form since 2013 and 2016, respectively. Our ability to continue to penetrate the market remains uncertain as potential issuer companies may choose to use different platforms or providers (including, in the case of Rule 506(c) and Regulation A, using their own online platform), or determine alternative methods of financing. Investors may decide to invest their money elsewhere. Further, our potential market may not be as large, or our industry may not grow as rapidly as anticipated. Success will likely be a factor of investing in the development and implementation of marketing campaigns, repeat business from both issuer companies and investors, and favorable changes in the regulatory environment.

We have an evolving business model.

Our business model is one of innovation, including continuously working to expand our product lines and services to our clients. For example, we are evaluating an expansion into the transfer agent and broker-dealer space as well as our foray into becoming an alternative trading system. It is unclear whether these services will be successful. Further, we continuously try to offer additional types of services, and we cannot offer any assurance that any of them will be successful. From time to time, we may also modify aspects of our business model relating to our service offerings. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.

We may be liable for misstatements made by issuers.

Under the Securities Act and the Securities Exchange Act of 1934 (the “Exchange Act”), issuers making offerings through our funding portal may be liable for inappropriate disclosures, including untrue statements of material facts or for omitting information that could make the statements misleading. This liability may also extend in Reg CF offerings to funding portals, such as our subsidiary. Even though due diligence defenses may be available, there can be no assurance that if we were sued, we would prevail. Further, even if we do succeed, lawsuits are time consuming and expensive, and being a party to such actions may cause us reputational harm that would negatively impact our business. Moreover, even if we are not liable or a party to a lawsuit or enforcement action, some of our clients have been and will be subject to such proceedings. Any involvement we may have, including responding to document production requests, may be time-consuming and expensive as well.

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

Our cash flow is reliant on one main type of service.

Most of our cash-flow generating services are variants on one type of service: providing a platform for online capital formation. Our revenues are therefore dependent upon the market for online capital formation. As such, any downturn in the market could have a material adverse effect of our business and financial condition.

We depend on key personnel and face challenges recruiting needed personnel.

Our future success depends on the efforts of a small number of key personnel, including the founder of our subsidiary, Netcapital Funding Portal Inc. and Chief Executive Officer, and our compliance, engineering and marketing teams. Our software engineer team, as well as our compliance team and our marketing team are critical to continually innovate and improve our products while operating in a highly regulated industry. In addition, due to the specialized expertise required, we may not be able to recruit the individuals needed for our business needs. There can be no assurance that we will be successful in attracting and retaining the personnel we require to operate and be innovative.

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

Our funding portal relies on one escrow agent to hold investment commitments for issuers.

We currently rely on Silicon Valley Bank to provide all escrow services related to offerings on our platform. Any change in this relationship will require us to find another escrow agent and escrow bank. This change may cause us delays as well as additional costs in transitioning our technology. We are not allowed to operate our funding portal business without a qualified third-party escrow bank. There are a limited number of banks that provide this service. As such, if our relationship with our escrow agent is terminated, we may have difficulty finding a replacement which could have a material adverse effect on our business and results of operations.

If our wholly-owned subsidiary, Netcapital Funding Portal Inc., fails to comply with its obligations under the license agreement with Netcapital Systems LLC under which the technology to operate our funding portal is licensed to Netcapital Funding Portal Inc., we could lose rights necessary to operate our funding portal which are important to our business.

Our wholly owned subsidiary, Netcapital Funding Portal Inc. has licensed the technology necessary to operate our funding portal from our majority stockholder, Netcapital Systems LLC, of which Mr. Frishman owns a 29% interest. These rights are extremely important to our business. If Netcapital Funding Portal Inc. fails to comply with any obligations under this license agreement, such license agreement may be subject to termination in whole or in part, which could severely impact our ability to operate our funding portal which would have a material adverse effect on our business, financial position, and results of operations.

In addition, disputes may arise regarding the technology subject to a license agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;

●	the extent to which our processes infringe on the technology of Netcapital Systems LLC that is not subject to the license agreement;

●	the ownership of inventions and know-how resulting from the joint creation or use of technology by Netcapital Systems LLC and us.

Disputes over technology under the license agreement with Netcapital Systems LLC may prevent or impair our ability to maintain our current license agreement on acceptable terms, and we may be unable to successfully operate our funding portal. In addition, any failure of Netcapital Systems LLC to service the technology subject to the license agreement or to operate its website could result in our inability to operate our funding portal which would have a material adverse effect on our business, financial condition, and results of operations.

Netcapital Systems LLC relies on third-party software for the technology subject to the license agreement with Netcapital Funding Portal Inc.  that may be difficult to replace or which could cause errors or failures of our funding portal.

Netcapital Systems LLC relies on software licensed from third parties for the technology subject to the license agreement with Netcapital Funding Portal Inc. This software may not continue to be available at reasonable prices or on commercially reasonable terms, or at all. Any loss by Netcapital Systems LLC of the right to use any of this software could significantly increase our expenses and otherwise result in delays in the provisioning of our funding portal until equivalent technology is either developed by us or Netcapital Systems LLC, or, if available, is identified, obtained, and integrated, which could harm our business. Any errors or defects in third-party software could result in errors or a failure of our funding portal which could harm our business.

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

We are dependent on general economic conditions.

Our business model is dependent on investors investing in the companies presented on our platforms. Investment dollars are disposable income. Our business model is thus dependent on national and international economic conditions. Adverse national and international economic conditions may reduce the future availability of investment dollars, which would negatively impact our revenues and possibly our ability to continue operations. It is not possible to accurately predict the potential adverse impacts on the Company, if any, of current economic conditions on its financial condition, operating results and cash flow.

We face significant market competition.

We facilitate online capital formation. Though this is a new market, we compete against a variety of entrants in the market as well likely new entrants into the market. Some of these follow a regulatory model that is different from ours and might provide them competitive advantages. New entrants could include those that may already have a foothold in the securities industry, including some established broker-dealers. Further, online capital formation is not the only way to address helping start-ups raise capital, and the Company has to compete with a number of other approaches, including traditional venture capital investments, loans and other traditional methods of raising funds and companies conducting crowdfunding raises on their own websites. Additionally, some competitors and future competitors may be better capitalized than us, which would give them a significant advantage in marketing and operations.

Moreover, as we continue to expand our offerings, we will continue to face headwinds and compete with companies that are more established and/or have more financial resources than we do and/or new entrants bringing disruptive technologies and/or ideas.

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

We owe our secured lender, or the Lender, $400,000 in principal as of the date of this Report. Our Lender holds a term note bearing interest at an annual rate of 8%. We have not paid interest on the note and it accrues each month. We have a loan and security agreement, or the Loan, with the Lender with a maturity date of April 30, 2023.

To secure the payment of all obligations to the Lender, the Company granted to the Lender a continuing security interest and first lien on all of the assets of the Company.

In connection with the Loan, the Company has agreed to certain restrictive covenants, including, among others, that the Company may not convey, sell lease, transfer or otherwise dispose of any part of its business or property, except as permitted in the agreement, dissolve, liquidate or merge with any other party unless, in the case of a merger, the Company is the surviving entity, incur any indebtedness except as defined in the agreement, create or allow a lien on any of its assets or collateral that has been pledged to the Lender, make any loans to any person, except for prepaid items or deposits incurred in the ordinary course of business, or make any material capital expenditures. If we default on our loan obligations with the Lender, it could exercise their rights and remedies under the applicable agreements, which could include seizing all of our assets. Any such action would have a material adverse effect on our business and prospects.

The Loan contains numerous restrictive covenants which limit management’s discretion to operate our business.

In order to obtain the Loan, we agreed to certain covenants that place significant restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments and investments, and to sell or otherwise dispose of assets and merge or consolidate with other entities. Any failure to comply with the covenants included in the Loan could result in an event of default, which could trigger an acceleration of the related debt. If we were unable to repay the debt upon any such acceleration, the Lender could seek to foreclose on our assets in an effort to seek repayment under the loans.  If the Lender was successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenues and fund our ongoing operations would be materially adversely affected.

We may require additional financing in the future to fund our operations.

We may need additional capital in the future to continue to execute our business plan. Therefore, we will be dependent upon additional capital in the form of either debt or equity to continue our operations. At the present time, we do not have arrangements to raise all of the needed additional capital, and we will need to identify potential investors and negotiate appropriate arrangements with them. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly delay, scale back or discontinue our operations.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish certain rights.

We may seek additional capital through a combination of equity offerings, debt financings, strategic collaborations and alliances or licensing arrangements. To the extent that we raise additional capital through the sale of equity, convertible debt securities or other equity-based derivative securities, your ownership interest will be diluted and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Any indebtedness we incur could involve restrictive covenants, such as limitations on our ability to incur additional debt, acquire or license intellectual property rights, declare dividends, make capital expenditures and other operating restrictions that could adversely impact our ability to conduct our business. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline. If we raise additional funds through strategic collaborations and alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to future therapeutic candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Adequate additional financing may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our future therapeutic candidates that we would otherwise prefer to develop and market ourselves.

Our debt level could negatively impact our financial condition, results of operations and business prospects.

Our level of debt could have significant consequences to our shareholders, including the following:

●	requiring the dedication of a substantial portion of cash flow from operations to make payments on debt, thereby reducing the availability of cash flow for working capital, capital expenditures and other general business activities;

●	requiring a substantial portion of our corporate cash reserves to be held as a reserve for debt service, limiting our ability to invest in new growth opportunities;

●	limiting the ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions and general corporate and other activities;

●	limiting the flexibility in planning for, or reacting to, changes in the business and industry in which we operate;

●	increasing our vulnerability to both general and industry-specific adverse economic conditions;

●	putting us at a competitive disadvantage vs. less leveraged competitors; and

●	increasing vulnerability to changes in the prevailing interest rates.

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

Major health epidemics, such as the outbreak caused by the COVID-19 pandemic, and other outbreaks or unforeseen or catastrophic events could continue to disrupt and adversely affect our operations, financial condition and business.

Public health epidemics or outbreaks could adversely impact our business. The extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the emergence of variants, among others. In particular, the spread and treatment of the coronavirus globally could adversely impact our operations and could have an adverse impact on our business and our financial results. To date, our business has not been impacted by COVID-19 but it could be in the future.

We may not be able to protect all of our intellectual property.

Our profitability may depend in part on our ability to effectively protect our proprietary rights, including obtaining trademarks for our brand names, protecting our products and websites, maintaining the secrecy of our internal workings and preserving our trade secrets, as well as our ability to operate without inadvertently infringing on the proprietary rights of others. There can be no assurance that we will be able to obtain future protections for our intellectual property or defend our current trademarks and future trademarks and patents. Further, policing and protecting our intellectual property against unauthorized use by third parties is time-consuming and expensive, and certain countries may not even recognize our intellectual property rights. There can also be no assurance that a third party will not assert infringement claims with respect to our products or technologies. Any litigation for both protecting our intellectual property or defending our use of certain technologies could have material adverse effect on our business, operating results and financial condition, regardless of the outcome of such litigation.

Our revenues and profits are subject to fluctuations.

It is difficult to accurately forecast our revenues and operating results, and these could fluctuate in the future due to a number of factors. These factors may include adverse changes in: number of investors and amount of investors’ dollars, the success of world securities markets, general economic conditions, our ability to market our platform to companies and investors, headcount and other operating costs, and general industry and regulatory conditions and requirements. The Company's operating results may fluctuate from year to year due to the factors listed above and others not listed. At times, these fluctuations may be significant and could impact our ability to operate our business.

Natural disasters and other events beyond our control could materially adversely affect us.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers and could decrease demand for our services. Since the spring of 2020, large segments of the U.S. and global economies were impacted by COVID-19, a significant portion of the U.S. population were subject to “stay at home” or similar requirements. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers (both issuers using our services and investors investing on our platform) and our sales cycles, impact on our customer, employee or industry events, and effect on our vendors, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain. To date, the COVID-19 outbreak, has significantly impacted global markets, U.S. employment numbers, as well as the business prospects of many small business (our potential clients). A significant part of our business model is based on receiving a percentage of the investments made through our platform and services. Further, we are dependent on investments in our offerings to fund our business. However, to date, other than working remotely, COVID-19 has not had a negative impact on the Company. While our business has not yet been impacted by COVID-19, to the extent COVID-19 continues and limits investment capital or personally impacts any of our key employees, it may have significant impact on our results and operations.

Acquisitions may have unanticipated consequences that could harm our business and our financial condition.

Any acquisition that we pursue, whether successfully completed or not, involves risks, including:

•	material adverse effects on our operating results, particularly in the fiscal quarters immediately following the acquisition of acquired entities that are integrated into our operations;

•	risks associated with entering into markets or conducting operations where we have no or limited prior experience;

•	problems retaining key personnel;

•	potential impairment of tangible and intangible assets and goodwill acquired in the acquisition;

•	potential unknown liabilities;

•	difficulties of integration and failure to realize anticipated synergies; and

•	disruption of our ongoing business, including diversion of management’s attention from other business concerns.

Future acquisitions may be accomplished through a cash purchase transaction, the issuance of our equity securities or a combination of both, could result in potentially dilutive issuances of our equity securities, the incurrence of debt and contingent liabilities and impairment charges related to goodwill and other intangible assets, any of which could harm our business and financial condition.

If we do not effectively protect our customers’ credit and debit card data, or other personal information, we could be exposed to data loss, litigation, liability and reputational damage.

In connection with credit and debit card sales, we transmit confidential credit and debit card information by way of secure online networks. Although we use private networks, third parties may have the technology or know-how to breach the security of the customer information transmitted in connection with credit and debit card sales, and our security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. If a person were able to circumvent these security measures, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation and liability and could seriously disrupt our operations and any resulting negative publicity could significantly harm our reputation.

We could be harmed by improper disclosure or loss of sensitive or confidential Company, employee, associate or customer data, including personal data.

In connection with the operation of our business, we plan to store, process and transmit data, including personal and payment information, about our employees, customers, associates and candidates, a portion of which is confidential and/or personally sensitive. Unauthorized disclosure or loss of sensitive or confidential data may occur through a variety of methods. These include, but are not limited to, systems failure, employee negligence, fraud or misappropriation, or unauthorized access to or through our information systems, whether by our employees or third parties, including a cyberattack by computer programmers, hackers, members of organized crime and/or state-sponsored organizations, who may develop and deploy viruses, worms or other malicious software programs.

Such disclosure, loss or breach could harm our reputation and subject us to government sanctions and liability under our contracts and laws that protect sensitive or personal data and confidential information, resulting in increased costs or loss of revenues. It is possible that security controls over sensitive or confidential data and other practices we and our third-party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. The potential risk of security breaches and cyberattacks may increase as we introduce new services and offerings, such as mobile technology. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions in which we provide services. Any failure or perceived failure to successfully manage the collection, use, disclosure, or security of personal information or other privacy related matters, or any failure to comply with changing regulatory requirements in this area, could result in legal liability or impairment to our reputation in the marketplace.

Failure to recognize, respond to and effectively manage the accelerated impact of social media could adversely impact our business.

In recent years, there has been a marked increase in the use of social media platforms, including blogs, chat platforms, social media websites, and other forms of Internet based communications which allow individuals access to a broad audience of consumers and other interested persons. The rising popularity of social media and other consumer-oriented technologies has increased the speed and accessibility of information dissemination. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to our interests and/or may be inaccurate. The dissemination of information via social media could harm our business, reputation, financial condition, and results of operations, regardless of the information’s accuracy. The damage may be immediate without affording us an opportunity for redress or correction.

In addition, social media is frequently used to communicate with our customers and the public in general. Failure by us to use social media effectively or appropriately, particularly as compared to our brands’ respective competitors, could lead to a decline in brand value, customer visits and revenue. Other risks associated with the use of social media include improper disclosure of proprietary information, negative comments about our brands, exposure of personally identifiable information, fraud, hoaxes or malicious dissemination of false information. The inappropriate use of social media by our customers or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation and adversely affect our results of operations.

Risks Related to Receipt of Securities for Services

We are not, and do not intend to become, regulated as an investment company under the U.S. Investment Company Act of 1940, as amended, or the 40 Act, (and similar legislation in other jurisdictions) and if we are deemed an “investment company” under the 40 Act applicable restrictions would make it impractical for us to operate as contemplated.

The 40 Act and the rules thereunder (and similar legislation in other jurisdictions) provide certain protections to investors and impose certain restrictions on companies that are registered as investment companies. Among other things, such rules limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities and impose certain governance requirements. We have not been and do not intend to become regulated as an investment company and we intend to conduct our activities so we will not be deemed to be an investment company under the 40 Act (and similar legislation in other jurisdictions). In order to ensure that we are not deemed to be an investment company, we may be required to materially restrict or limit the scope of our operations or plans related to us, we will be limited in the types of acquisitions that we may make and we may need to modify our organizational structure or dispose of assets that we would not otherwise dispose of. Moreover, if anything were to happen which would potentially cause us to be deemed an investment company under the 40 Act, it would be impractical for us to operate as intended pursuant to our platform and our business, financial condition and results of operations would be materially adversely affected. Accordingly, we would be required to take extraordinary steps to address the situation, such as the modification and restructuring of our platform, which would materially adversely affect our ability to derive revenue.

Our consulting and advisory services are primarily paid for in restricted shares of stock of our customers, which are often private companies with no established trading market for their securities.

For our consulting and advisory services, payment is often made through equity securities of customers instead of cash. The securities issued are in private companies with no established trading market for their securities In the absence of a trading market, we may be unable to liquidate our investment, which will result in the loss of our investment.

Risk Factors Related to our Common Stock

Concentration of ownership among our majority stockholders may prevent new investors from influencing significant corporate decisions.

As of July 29 2022, Netcapital Systems LLC, our largest stockholder, beneficially owned, in the aggregate, approximately 40% of our outstanding shares of common stock. As a result, this stockholder will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

There can be no assurance that we will be able to comply with Nasdaq’s continued listing standards, a failure of which could result in a de-listing of our common stock and warrants.

Nasdaq requires that the trading price of a company’s listed stock on Nasdaq remain above one dollar in order for such stock to remain listed. If a listed stock trades below one dollar for more than 30 consecutive trading days, then it is subject to delisting from Nasdaq. In addition, to maintain a listing on Nasdaq, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, and certain corporate governance requirements. If we are unable to satisfy these requirements or standards, we could be subject to delisting, which would have a negative effect on the price of our common stock and warrants and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with the listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the minimum bid price requirement, or prevent future non-compliance with the listing requirements.

We recently sold a substantial number of shares of our common stock and warrants to purchase common stock in a public offering, which could cause the price of our common stock to decline.

In a recent offering, we sold 1,205,000 shares of common stock. Additionally, we sold an equal number of warrants to purchase shares of common stock. The existence of the potential additional shares of our common stock in the public market, or the perception that such additional shares may be in the market, could adversely affect the price of our common stock. We cannot predict the effect, if any, that market sales of those shares of common stock or the availability of those shares of common stock for sale will have on the market price of our common stock. Any decline in the price of a share of common stock will also have a negative effect on the price in the market of a warrant.

We do not expect to pay dividends and investors should not buy our common stock expecting to receive dividends.

We have not paid any dividends on our common stock in the past, and do not anticipate that we will declare or pay any dividends in the foreseeable future. Consequently, you will only realize an economic gain on your investment in our common stock if the price appreciates. You should not purchase our common stock expecting to receive cash dividends. Since we do not pay dividends, and if we are not successful in having our shares listed or quoted on an exchange, then you may have a limited ability to liquidate or receive any payment on your investment. Therefore, our failure to pay dividends may cause you to not see any return on your investment even if we are successful in our business operations. In addition, because we do not pay dividends we may have trouble raising additional funds, which could affect our ability to expand our business operations.

We may conduct future offerings of our common stock and pay debt obligations with our common stock which may diminish our investors’ pro rata ownership and depress our stock price.

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

The market price of our common stock is highly volatile and could be subject to volatility related or unrelated to our operations.

You should consider an investment in our securities to be risky, and you should invest in our securities only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our common stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this prospectus, are:

●	actual or anticipated fluctuations in quarterly funding portal revenues or operating results, whether in our operations or in those of our competitors;
●	changes in financial estimates or opinions by research analysts, either with respect to us or other fintech companies;
●	our failure to accelerate user growth or new issuer growth;
●	any failure to meet investor or analyst expectations;
●	the public’s reaction to our press releases, other public announcements and our filings with the SEC;
●	actual or anticipated changes in domestic or worldwide economic, political or market conditions, such as recessions;
●	changes in the consumer spending environment;
●	terrorist acts;
●	changes in laws or regulations, or new interpretations or applications of laws and regulations, that are applicable to our business;
●	changes in accounting standards, policies, guidance, interpretations or principles;
●	short sales, hedging and other derivative transactions in the shares of our common stock;
●	future sales or issuances of our common stock, including sales or issuances by us, our directors or executive officers and our significant stockholders;
●	our dividend policy;
●	changes in the market valuations of other fintech companies;
●	actions by stockholders;
●	various market factors or perceived market factors, including rumors, involving us, our vendors and clients, whether accurate or not;
●	announcements by us or our competitors of new locations, technological advances, significant acquisitions, strategic partnerships, divestitures, joint ventures or other strategic initiatives; and
●	a loss of a key member of management.

The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may adversely affect the trading price of our common stock in any market that develops for it. In addition, our stock price may be influenced by trading activity in our common stock as a result of market commentary (including commentary that may be unreliable or incomplete in some cases); changes in expectations about our business, our creditworthiness or investor confidence generally; or actions by stockholders and others seeking to influence our business strategies.

In the past, following periods of volatility in the market price of a company’s securities, stockholders have instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and a diversion of management attention and resources, which would significantly harm our profitability and reputation.

Our common stock may be subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which could make transactions in the stock cumbersome and may reduce the value of an investment in the stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our securities.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. The FINRA requirements may make it more difficult for broker-dealers to recommend that their customers buy our common stock or our warrants, which may have the effect of reducing the level of trading activity in our securities. As a result, fewer broker-dealers may be willing to make a market in our common stock or our warrants, reducing a stockholder’s ability to resell shares of our common stock and warrants.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our securities adversely, the price of our common stock or warrants and trading volume could decline.

The trading market for our common stock may be influenced by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our securities adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock or warrants would likely decline. If any analyst who may cover us was to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the price of our common stock or warrants or trading volume to decline.

Our issuance of common stock upon the exercise of options granted under our 2021 Equity Incentive Plan may dilute all other stockholders.

We have issued options to purchase 271,000 shares of common stock under our 2021 Equity Incentive Plan and we expect to issue options to purchase the remaining 29,000 shares of common stock in the future to officers, directors, employees and consultants under our 2021 Equity Incentive Plan. Any such issuances of common stock underlying stock options may cause stockholders to experience dilution of their ownership interests and the per share value of our common stock to decline.

Our compliance with complicated U.S. regulations concerning corporate governance and public disclosure is expensive and diverts management’s attention from our core business, which could adversely affect our business, results of operations, and financial condition.

As a publicly reporting company, we are faced with expensive, complicated and evolving disclosure, governance and compliance laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and the Dodd-Frank Act, and, following this offering, Nasdaq rules. As a result of the complexity involved in complying with the applicable rules and regulations, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations and financial condition. We may need to hire more personnel in the future or engage outside consultants, which will increase our operating expenses, to assist us in complying with these requirements.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time-consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed.

Failure to maintain effective internal control over our financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could cause our financial reports to be inaccurate.

We are required pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Although we prepare our financial statements in accordance with accounting principles generally accepted in the United States, our internal accounting controls may not meet all standards applicable to companies with publicly traded securities. If we fail to implement any required improvements to our disclosure controls and procedures, we may be obligated to report control deficiencies in which case, we could become subject to regulatory sanction or investigation. Further, these outcomes could damage investor confidence in the accuracy and reliability of our financial statements.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our articles of incorporation and bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Utah law.

In addition, as permitted by the Utah Business Corporation Act, our bylaws and the indemnification agreements that we have entered into with our directors and officers provide that:

●	we will indemnify our directors and officers for serving us in those capacities or for serving other business enterprises at our request, to the fullest extent permitted by Utah law. Utah law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;

●	we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;

●	we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers shall undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;

●	we will not be obligated pursuant to our bylaws to indemnify a person with respect to proceedings initiated by that person against us or our other indemnitees, except with respect to proceedings authorized by our board of directors, or Board, or brought to enforce a right to indemnification;

●	the rights conferred in our bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and

●	we may not retroactively amend our bylaw provisions to reduce our indemnification obligations to directors, officers, employees and agents.

Limitations on liability and indemnification matters.

As permitted by the corporate laws of the state of Utah, our articles of incorporation include a provision to eliminate the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions. In addition, our bylaws provide that we are required to indemnify our officers and directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we will be required to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified. If we are required to indemnify, both for the costs of their defense in any action or to pay monetary damages upon a finding of a court or in any settlement, our business and financial condition could be materially and adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 2.	PROPERTIES

We utilize an office at 1 Lincoln Street in Boston, Massachusetts. We currently pay a membership fee of approximately $5,700 a month, under a agreement that expires in September 2023, for a mailing address and a virtual office in an office-suite location. Our employees work remotely. We believe our arrangements are suitable and adequate for business purposes and our near-term expansion plans.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our common stock was quoted on the OTCQX marketplace under the symbol “NCPL” before our listing on Nasdaq in July 2022. Any over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Our common stock and warrants trade on the Nasdaq Capital Market under the symbols “NCPL” and “NCPLW,” respectively. Our common stock and warrants commenced trading on Nasdaq on July 13, 2022.

Recent Issuances of Unregistered Securities

37,500 shares of common stock were issued on April 28, 2022, in conjunction with an agreement to purchase a 10% equity interest in Caesar Media Group, Inc. We did not receive any proceeds from issuance. The issuance was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b) Holders

There are 293 shareholders of record of our common stock as of July 29, 2022.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Equity Stock Transfer LLC with its business address at 237 W 37th Street, Suite 602, New York, NY 10018. Its telephone number is (212) 575-5757 and its email address is info@equitystock.com.

(c) Dividends

We have never paid dividends on our common stock and do not expect to do so in the foreseeable future.

(d) Securities Authorized for Issuance under Equity Compensation Plans

2021 Equity Incentive Plan. In November 2021, our Board adopted the 2021 Equity Incentive Plan, or the Plan. An aggregate of 300,000 shares of our common stock is reserved for issuance and available for awards under the Plan, including incentive stock options granted under the Plan. The Plan administrator may grant awards to any employee, director, consultant or other person providing services to us or our affiliates. As of July 29, 2022, we had awarded an aggregate of 271,000 options to purchase shares of common stock to directors and there remain 29,000 shares for grant under the Plan.

The Plan is administered by our Board. The Plan administrator has the authority to determine, within the limits of the express provisions of the Plan, the individuals to whom awards will be granted, the nature, amount and terms of such awards and the objectives and conditions for earning such awards. Our Board may at any time amend or terminate the Plan, provided that no such action may be taken that adversely affects any rights or obligations with respect to any awards previously made under the Plan without the consent of the recipient. No awards may be made under the Plan after the tenth anniversary of its effective date.

Awards under the Plan may include incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted shares of common stock, restricted stock units, performance share awards, stock bonuses and other stock-based awards and cash-based incentive awards.

ITEM 6.  [RESERVED].

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

Overview

Netcapital Inc. is a fintech company with a scalable technology platform that allows private companies to raise capital online from accredited and non-accredited investors. We give all investors the opportunity to access investments in private companies. Our model is disruptive to traditional private equity investing and is based on Title III, Reg CF of the JOBS Act. We generate fees from listing private companies on our portal. Our consulting group, Netcapital Advisors, provides marketing and strategic advice in exchange for equity positions and cash fees. The Netcapital funding portal is registered with the SEC, is a member of FINRA and provides investors with opportunities to invest in private companies.

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

Our consulting group, Netcapital Advisors helps companies at all stages to raise capital. Netcapital Advisors provides strategic advice, technology consulting and online marketing services to assist with fundraising campaigns on the Netcapital platform. The Company also acts as an incubator and accelerator, taking equity stakes in select disruptive start-ups.

Our limited operating history and the uncertain nature of our future operations and the markets we address or intend to address make predictions of our future results of operations difficult. Our operations may never generate significant revenues, and we may not consistently achieve profitable operations.

Recent Developments

Nasdaq Uplist Offering

On July 15, 2022, we completed an underwritten public offering of 1,205,000 shares of our common stock and warrants to purchase 1,205,000 shares of our common stock at a combined public offering price of $4.15 per share and warrant. The gross proceeds from the offering were $5,000,750 prior to deducting underwriting discounts, commissions, and other offering expenses. The warrants have a per share exercise price of $5.19, are exercisable immediately, and expire five years from the date of issuance.

In conjunction with this offering, the shares and warrants began trading on The Nasdaq Capital Market on July 13, 2022, under the ticker symbols “NCPL” and “NCPLW,” respectively.

In addition, we granted the underwriter a 45-day option to purchase up to an additional 180,750 shares of common stock and/or up to 180,750 additional warrants to cover over-allotments, if any. In connection with the closing of the offering, the underwriter partially exercised its over-allotment option and purchased an additional 111,300 warrants. The underwriter retains the right to exercise the balance of its over-allotment option within the 45-day period.

Repayment of Secured Debt

On July 21, 2022 the company paid $1 million to its secured lender, Vaxstar LLC, to reduce the principal balance on its debt from $1,400,000 to $400,000.

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

Results of Operations

Fiscal Year 2022 Compared to Fiscal Year 2021

Our revenues for fiscal 2022 increased by $759,832, or 16%, to $5,480,835 as compared to $4,721,003 reported for fiscal 2021. The increase in revenues is primarily attributable to increased revenues from our funding portal, which recorded an increase of portal fees of $681,966, or 130% to $1,206,957 in fiscal 2022 as compared to $524,991 in fiscal 2021, in addition to an increase in listing fees of $92,500, or 31%, to $394,490 is fiscal 2022, as compared to $301,990 in fiscal 2021. The components of revenue are as follows:

	April 30, 2022	April 30, 2021
Consulting services for equity securities	$3,375,000	$3,547,032
Consulting revenue	503,233	338,990
Portal fees	1,206,957	524,991
Listing fees	394,490	301,990
Other revenue	1,155	8,000
Total	$5,480,835	$4,721,003

Our costs of revenues decreased by $649,043, or 85%, to $110,115 in fiscal 2022, from $759,158 in fiscal 2021. The decrease is primarily attributable to labor costs that were incurred for revenue-generating projects in fiscal 2021 that were not required for our customers in fiscal 2022.

Consulting expense increased by $205,376, or 30%, to $892,567 for fiscal 2022 from $687,191 reported in the prior fiscal year. The increase is attributed to an increase in contractors in fiscal 2022 for back-office support.

Payroll and payroll related expenses increased by $646,770, or 21%, to $3,763,845 in fiscal 2022, as compared to $3,117,075 in fiscal 2021. Additional payroll expenses are attributable to the need for more personnel to support the increased issuers, investors and users in fiscal 2022.

General and administrative expenses increased by $1,137,076, or 245%, to $1,602,031 for the year ended April 30, 2022, as compared to $464,955 for the prior fiscal year. The primary increase in expenses is attributable to legal costs, professional fees and software usage fees.

Interest expense increased by $39,039 to $126,372 for the year ended April 30, 2022, as compared to $87,333 for the prior fiscal year. Although our debt balances decreased from $5,328,784 as of April 30, 2021 to $4,142,984 as of April 30, 2022 due to the forgiveness of an SBA loan of $1,904,296, bearing interest at an annual rate of 1%, we increased our borrowings in fiscal 2022 by $700,000 with new borrowings that carried an annual interest rate of 8%. Debt forgiveness was $0 in fiscal 2021.

In fiscal 2022, we identified that one of our equity holdings had an observable price change. The result of the price change was an increase in the fair value of the equity securities totaling $3,275,745 in the fiscal year ended April 30, 2022, which was recorded in the income statement as an unrealized gain on equity securities. In fiscal 2021, there were observable price changes in two securities. The result of these price changes was an increase in the fair value of the equity securities totaling $2,571,494 in the fiscal year ended April 30, 2021, which was recorded in the income statement as an unrealized gain on equity securities.

Liquidity and Capital Resources

As of April 30, 2022, we had cash and cash equivalents of $473,925 and negative working capital of $3,113,403 as compared to cash and cash equivalents of $2,473,959 and negative working capital of $4,666,833 as of April 30, 2021.

We have been successful in raising capital by selling restricted common stock and by completing a public offering of our common stock.

On July 15, 2022, the Company completed an underwritten public offering of 1,205,000 shares of the Company’s common stock and warrants to purchase 1,205,000 shares of the Company’s common stock at a combined public offering price of $4.15 per share and warrant. The gross proceeds from the offering were $5,000,750 prior to deducting underwriting discounts, commissions, and other offering expenses. The warrants have a per share exercise price of $5.19, are exercisable immediately, and expire five years from the date of issuance. With the use of proceeds, we paid $1 million of debt to our secured lender, to reduce the outstanding principal balance to $400,000.

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

Year over Year Changes

Net cash used in operating activities amounted to $3,006,667 in fiscal 2022, as compared to net cash used in operating activities of $3,250,868 in fiscal 2021.

In fiscal 2022, the primary sources of cash were net income of $3,503,530 and stock-based compensation of $1,176,058. However, these items were offset by non-cash revenue from the receipt of equity of $2,387,500, an unrealized gain on equity securities of $3,275,745 debt forgiveness of $1,904,302 and an increase in accounts receivable of $1,153,598. In fiscal 2021, the primary sources of cash were net income of $1,469,660 and stock-based compensation of $680,611. However, these items were offset by non-cash revenue from the receipt of equity of $2,319,532, an unrealized gain on equity securities of $2,571,494 and an increase in accounts receivable of $1,417,257.

In fiscal 2022, net cash used in investing activities amounted to $319,166, consisting of loans to affiliates of $202,000 and an investment in an affiliate of $117,166. In fiscal 2021, net cash provided by investing activities amounted to $242,025. Proceeds from the purchase of a subsidiary provided cash of $364,939, which was offset by a use of cash of $122,914 as an investment in an affiliate.

In fiscal 2022, net cash provided by financing activities amounted to $1,325,799. Cash proceeds were received of $300,000 from the sale of two convertible notes, $400,000 from borrowing from our secured lender and $625,799 from the sale of stock subscriptions. In fiscal 2021, net cash provided by financing activities totaled $5,471,596. Proceeds from loans amounted to $4,271,600 and proceeds from stock subscriptions totaled $1,199,996.

In fiscal 2022 and 2021, there were no expenditures for capital assets. We do not anticipate any capital expenditures in the next fiscal year.

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

Allowance for Doubtful Accounts

In order to record the Company’s accounts receivable at their net realizable value, the Company must assess their collectability.  A considerable amount of judgment is required in order to make this assessment, including an analysis of historical bad debts and other adjustments, a review of the aging of the Company’s receivables, and the current creditworthiness of the Company’s customers.  Generally, when a customer account reaches a certain level of delinquency, the Company provides an allowance for the related amount receivable from the customer.  The Company writes off the accounts receivable balance from a customer and the related allowance established when it believes it has exhausted all reasonable collection efforts. Net accounts receivable of $2,433,900 and $1,356,932 were recorded at April 30, 2022 and 2021, respectively, and an allowance for doubtful accounts of $136,955 and $60,325 were recorded at April 30, 2022 and 2021, respectively.

Impairment of Long-Lived Assets

Financial Accounting Standards Board (“FASB”) authoritative guidance requires that certain assets be reviewed for impairment and, if impaired, remeasured at fair value whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment loss estimates are primarily based upon management’s analysis and review of the carrying value of long-lived assets at each balance sheet date, utilizing an undiscounted future cash flow calculation. We did not recognize an impairment loss in fiscal 2022 and 2021.

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

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Principal Executive Officer (the “PEO”) and Principal Financial Officer (the “PFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of April 30, 2022. Based on that evaluation, the PEO and the PFO concluded that, as of April 30, 2022, such controls and procedures were effective.

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

Under the supervision and with the participation of management, including the PEO and the PFO, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of April 30, 2022, based on the criteria established in a report entitled “2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of April 30, 2022.

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of July 29, 2022.

Our executive officers and directors are as follows:

			Officer or
Name	Age	Position	Director Since

Cecilia Lenk	67	Chairman of the Board, President and Chief Executive Officer	July 2017

Martin Kay	58	Director	May 2022

Avi Liss	42	Secretary and Director	August 2010

Steven Geary	55	Director	June 2006

Coreen Kraysler	58	Chief Financial Officer	September 2017

Jason Frishman	29	CEO of Netcapital Funding Portal Inc.	November 2020

Our directors serve in such capacity until the first annual meeting of our shareholders and until their successors have been elected and qualified. Our officers serve at the discretion of our board of directors, until their death, or until they resign or have been removed from office.

Executive Officers and Directors

Cecilia Lenk, Chairman of the Board, President and Chief Executive Officer

Cecilia Lenk has served as our Chairman of the Board and Chief Executive Officer since July 2017 and was appointed President in June 2022. Prior to that, she worked as a self-employed business consultant and a town councilor in Watertown, MA for five years.

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

Ms. Lenk brings to our Board key leadership experience in high-growth technology companies and possesses a strong mix of strategic, finance, and operating skills.

Martin Kay, Director

Martin Kay has served as a Director of the Company since May 2022. Mr. Kay is currently a Managing Director at Accenture Strategy, a position he has held since October 2015. Mr. Kay holds a BA in physics from Oxford University and an MBA from Stanford University Graduate School of Business.

Mr. Kay is an experienced C-suite advisor and digital media entrepreneur, working at the intersection of business and technology. His experience includes oversight of our funding portal when he served on the board of managers of Netcapital Systems LLC from 2017 – 2021.

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

Coreen Kraysler, CFA, Chief Financial Officer

Coreen Kraysler has served as the Chief Financial Officer of the Company since September 2017.

Ms. Kraysler is a Chartered Financial Analyst with over 30 years of investment experience. Formerly a Senior Vice President and Principal at Independence Investments, she managed several 5-star rated mutual funds as well as institutional accounts and served on the Investment Committee. She also worked at Eaton Vance as a Vice President, Equity Analyst on the Large and Midcap Value teams. A specialist in financial services, household and consumer products, she guest lectures at local colleges and universities. She received a B.A. in Economics and French, Cum Laude, from Wellesley College and a Master of Science in Management from MIT Sloan.

Jason Frishman, CEO of Netcapital Funding Portal Inc.

Jason Frishman is the founder and CEO of Netcapital Funding Portal Inc. and serves as a mentor and advisor for early stage companies in order to help reduce the systemic inefficiencies early-stage companies face in securing capital. He currently holds advisory positions at leading organizations in the financial technology ecosystem and has spoken as an external expert at Morgan Stanley, University of Michigan, YPO, and others. Jason has a background in the life sciences and previously conducted research in medical oncology at the Dana Farber Cancer Institute and cognitive neuroscience at the University of Miami, where he graduated summa cum laude with a B.S. in Neuroscience.

Term of Office

All our directors will hold office until their successors have been elected and qualified or appointed or the earlier of their death, resignation or removal. Executive officers are appointed and serve at the discretion of the Board.

Family Relationships

There are no family relationships among our directors or officers.

Board Composition

Our bylaws provide that the size of our Board will be determined from time to time by resolution of our Board. Currently, the board comprises four members, three of whom qualify as “independent” directors under any applicable standard.

Election of Directors

Our bylaws provide that members of our board or directors will be elected by a majority vote of our stockholders.

Director Independence

Our common stock is currently quoted on the Nasdaq Capital Market. Nasdaq Rule 5065(b) requires that “[a] majority of the board of directors must be comprised of Independent Directors as defined in Rule 5605(a)(2).” Pursuant to these requirements, Avi Liss, Martin Kay, and Steven Geary are independent members of our Board.

Arrangements between Officers and Directors

Except as set forth herein, to our knowledge, there is no arrangement or understanding between any of our officers or directors and any other person pursuant to which the officer or director was selected to serve as an officer or director.

Involvement in Certain Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses), or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Board Meetings and Committees; Management Matters

Board Committees

The Company’s Board has three standing Nasdaq compliance committees: Audit, Compensation, and Nominating and Corporate Governance. Our audit committee consists of Avi Liss, Martin Kay, and Steven Geary. Each of the committees operates pursuant to its charter. The committee charters are reviewed annually by the Nominating and Corporate Governance Committee. If appropriate, and in consultation with the chairs of the other committees, the Nominating and Corporate Governance Committee may propose revisions to the charters. The responsibilities of each committee are described in more detail below.

Our Board took actions by written consent on five occasions during the fiscal year ended April 30, 2022. No fees are paid to directors for attendance at meetings or for agreeing to a unanimous consent or the Board.

Compensation Committee

Our Compensation Committee consists of Avi Liss, Martin Kay, and Steven Geary.

The Compensation Committee oversees our compensation policies, plans and programs, and to review and determine the compensation to be paid to our executive officers and directors. In addition, the Compensation Committee has the authority to act on behalf of the Board in fulfilling the Board’s responsibilities with respect to compensation-based and related disclosures in filings as required by the Securities and Exchange Commission. This committee had no meetings in fiscal 2022.

Nominating and Corporate Governance Committee

Our Nominating and Governance Committee consists of Avi Liss, Martin Kay, and Steven Geary.

The Nominating and Corporate Governance Committee (i) oversees our corporate governance functions on behalf of the Board; (ii) makes recommendations to the Board regarding corporate governance issues; (iii) identifies and evaluates candidates to serve as our directors consistent with the criteria approved by the Board and reviews and evaluates the performance of the Board; (iv) serves as a focal point for communication between director candidates, non-committee directors and management; (v) selects or recommends to the Board for selection candidates to the Board, or, to the extent required below, to serve as nominees for director for the annual meeting of shareholders; and (vi) makes other recommendations to the Board regarding affairs relating to our directors. This committee held no meetings in fiscal 2022.

Audit Committee

Our Audit Committee members consist of Martin Kay, Avi Liss and Steven Geary. Each of the members of our Audit Committee is an independent director under the Nasdaq listing rules, satisfies the additional independence criteria for Audit Committee members and satisfies the requirements for financial literacy under the Nasdaq listing rules and Rule 10A-3 of the Exchange Act, as applicable.

Our board has also determined that Mr. Geary qualifies as an Audit Committee financial expert within the meaning of the applicable rules and regulations of the SEC and satisfies the financial sophistication requirements of the Nasdaq listing rules.

Our Audit Committee oversees our corporate accounting and financial reporting process and assists our Board in monitoring our financial systems and our legal and regulatory compliance. Our Audit Committee also:

●	oversees the work of our independent auditors;

●	approves the hiring, discharging and compensation of our independent auditors;

●	approves engagements of the independent auditors to render any audit or permissible non-audit services;

●	reviews the qualifications, independence and performance of the independent auditors;

●	reviews our financial statements and our critical accounting policies and estimates;

●	reviews the adequacy and effectiveness of our internal controls;

●	reviews our policies with respect to risk assessment and risk management;

●	reviews and monitors our policies and procedures relating to related person transactions; and

●	reviews and discusses with management and the independent auditors the results of our annual audit, our quarterly financial statements and our publicly filed reports.

Our Audit Committee operates under a written charter approved by our Board and that satisfies the applicable rules and regulations of the SEC and the listing requirements of Nasdaq. The charter is available on the corporate governance section of our website, which is located at www.netcapitalinc.com

Code of Ethics

We have adopted a Code of Ethics and Business Conduct applicable to our directors, officers and employees, in accordance with Section 406 of the Sarbanes-Oxley Act, the rules of the SEC promulgated thereunder, and the Nasdaq listing rules. We have filed a copy of our form of the Code of Ethics and Business Conduct as an exhibit to the registration statement of which this prospectus is a part. You will be able to review this document by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics and Business Conduct will be provided without charge upon request from us. See the section of this prospectus entitled “Where You Can Find Additional Information.” If we make any amendments to our Code of Ethics and Business Conduct other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics and Business Conduct applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver in a Current Report on Form 8-K. We also intend to post any amendments to our Code of Ethics and Business Conduct, or any waivers of its requirements, on our website, www.netcapitalinc.com.

Limitation of liability and indemnification matters

Our articles of incorporation contain provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Utah law. Consequently, our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, unless the director engaged in gross negligence, willful misconduct or intentional infliction of harm on the corporation or its shareholders, or an intentional violation of criminal law.

We have entered and expect to continue to enter into agreements to indemnify our directors, executive officers and other employees as determined by our Board. With specified exceptions, these agreements provide for indemnification for related expenses including, among other things, attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding. We believe that these provisions in our articles of incorporation and the indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

The limitation of liability and indemnification provisions included in our articles of incorporation may discourage stockholders from bringing a lawsuit against our directors and officers for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and our stockholders. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage.

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

To our knowledge, based solely upon a review of Form 3, 4, and 5 filed with the SEC during the fiscal year ended April 30, 2022, we believe that, except as set forth below, our directors, executive officers, and greater than 10% Shareholders have complied with all applicable filing requirements for the fiscal year ended April 30, 2022.

●	Avi Liss failed to timely report 1 transaction on a Form 4.
●	Avi Liss failed to report his insider status on time on a Form 3.
●	Steven Geary failed to report his insider status on time on a Form 3.
●	Steven Geary failed to timely report 1 transaction on a Form 4.
●	Martin Kay failed to report his insider status on time on a Form 3.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to Cecilia Lenk, our Chief Executive Officer, Coreen Kraysler, our Chief Financial Officer, Carole Murko, our former Chief Marketing Officer and Jason Frishman, Chief Executive Officer of our wholly owned subsidiary Netcapital Funding Portal, Inc., or, collectively, the Named Executive Officers, or NEOs.

Summary Executive Compensation Table

						Non-equity	Change in pension value and nonqualified
Name						incentive	deferred
and				Stock	Option	plan	compensation	All other
principal		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
position	Fiscal Year	($)	($)	($)(1)	($)	($)	($)	($)	($)

Cecilia	2022	96,000	0	40,608	5,825	0	0	0	142,433
Lenk, CEO	2021	81,431	0	161,107	0	0	0	0	242,538

Coreen	2022	96,000	0	40,608	11,649	0	0	0	148,257
Kraysler, CFO	2021	81,431	0	161,107	0	0	0	0	242,538

Carole
Murko, former CMO (until January 7, 2022)(2)	2022	73,688	0	109,547	0	0	0	0	183,235
	2021	88,431	0	31,693	0	0	0	0	120,124
Jason Frishman, CEO Netcapital Funding Portal	2022	96,000	0	0	11,649	0	0	0	107,649
	2021	114,284	0	0	0	0	0	0	114,284

(1)	Represents the dollar amount of vested equity awards during the fiscal year.

(2)	Ms. Murko received severance of $7,384.50 and her 8,885 unvested shares vested upon termination, both pursuant to a separation agreement.

Outstanding Equity Awards At End Of 2022

The following table provides information about outstanding stock options issued by the Company held by each of our NEOs as of April 30, 2022. None of our NEOs held any other equity awards from the Company as of April 30, 2022.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Has Not Yet Vested	Market Value of Stock that has not Yet Vested
Cecilia Lenk	625	9,375	10.50	2/9/2032	0	0

Coreen Kraysler	1,250	18,750	10.50	2/9/2032	0	0

Jason Frishman	1,250	18,750	10.50	2/9/2032	0	0

Director Compensation

We have not paid any cash compensation to our directors in their capacity as such.

On February 9, 2022, we issued to each of our then three independent board members, options to purchase 5,000 shares of common stock under the 2021 Equity Incentive Plan which will be exercisable at a per share exercise price of $10.50, that is out-of-the-money at time of issuance and expire ten years after the date of grant.

We issued Avi Liss 10,000 shares of our common stock valued at $7.50 per share on November 18, 2021 in consideration of his services as a director of the Company

Officer Compensation

Beginning in fiscal 2021, we pay each of our Named Executives Officers an annual salary of $96,000 per annum. Each Named Executive Officer has also received varying amounts of equity awards for their services. In addition to base pay, Carole Murko earned commissions on certain transactions.

Employment Agreements

We currently have employment agreements with Cecilia Lenk, Coreen Kraysler and Jason Frishman as described below. Prior to the termination of Carole Murko on January 7, 2022, we had an employment agreement with her as described below:

Employment Agreement with Cecilia Lenk

We entered into an employment agreement with Cecilia Lenk on June 23, 2022 pursuant to which we employ Ms. Lenk as our President and Chief Executive Officer. The term of her agreement ends on June 23, 2025. The Agreement provides for an annual base salary during the term of the agreement of $96,000, which will be increased to $150,000 upon completion of this offering. Ms. Lenk is eligible for periodic bonuses or for additional salary in addition to her base salary, as may be determined by our board of directors or the compensation committee.

The agreement also contains the following material provisions: eligible to participate in all employee fringe benefits and any pension and/or profit share plans; eligible to participate in any medical and health plans; entitled to sick leave, sick pay and disability benefits; entitled to reimbursement for all reasonable and necessary business expenses. Ms. Lenk agreed to non-compete and non-solicit terms under her agreement.

Employment Agreement with Coreen Kraysler

We entered into an employment agreement with Coreen Kraysler on June 23, 2022 pursuant to which we employ Ms. Kraysler as our Chief Financial Officer. The term of her agreement ends on June 23, 2025. The agreement provides for an annual base salary during the term of the agreement of $96,000, which will be increased to $150,000 upon completion of this offering. Ms. Kraysler is eligible for periodic bonuses or for additional salary in addition to her base salary, as may be determined by our board of directors or the compensation committee.

The agreement also contains the following material provisions: eligible to participate in all employee fringe benefits and any pension and/or profit share plans; eligible to participate in any medical and health plans; entitled to sick leave, sick pay and disability benefits; entitled to reimbursement for all reasonable and necessary business expenses. Ms. Kraysler agreed to non-compete and non-solicit terms under her agreement.

Employment Agreement with Jason Frishman

We entered into an employment agreement with Jason Frishman on June 23 2022 pursuant to which we employ Mr. Frishman as Chief Executive Officer of Netcapital Funding Portal, Inc. The term of his agreement ends on June 23, 2025. The Agreement provides for an annual base salary during the term of the agreement of $96,000, which will be increased to $150,000 upon completion of this offering. Mr. Frishman is eligible for periodic bonuses or for additional salary in addition to his base salary, as may be determined by our board of directors or the compensation committee.

The agreement also contains the following material provisions: eligible to participate in all employee fringe benefits and any pension and/or profit share plans; eligible to participate in any medical and health plans; entitled to sick leave, sick pay and disability benefits; entitled to reimbursement for all reasonable and necessary business expenses. Mr. Frishman agreed to non-compete and non-solicit terms under his agreement.

Employment Agreement with Carole Murko

We entered into an employment agreement with Carole Murko on March 10, 2020 pursuant to which we employed Ms. Murko as our Director of Business Development. The agreement was for an initial term of four years. The agreement provided for an annual base salary during the term of the agreement of $1.00 plus a commission of 20% of the cash collected from revenues generated directly by Ms. Murko plus an unvested grant of stock-based compensation of 12,500 shares (after giving effect to the November 2020 1-for-2000 reverse stock split) of restricted stock. The stock vested over a 48 month period in equal installments of 260 shares per month. Ms. Murko is eligible for periodic bonuses or for additional salary in addition to her base salary.

The agreement also contained the following material provisions: eligible to participate in all employee fringe benefits and any pension and/or profit share plans; eligible to participate in any medical and health plans; entitled to up to eight weeks of paid time off; entitled to sick leave, sick pay and disability benefits; entitled to reimbursement for all reasonable and necessary business expenses. If Ms. Murko was to be terminated for any reason other than “cause” prior to the end of her term, then the Company will have no claim on the unvested portion of her 12,500 shares. If Ms. Murko resigned without “good reason” or retired before the end of her term, the unvested shares would have been returned to the Company. Ms. Murko agreed to non-compete and non-solicit terms under her agreement.

Potential Payments Upon Termination Or Change In Control

In the event that Ms. Lenk’s employment is terminated by us for any reason other than “cause” or by Ms. Lenk for “good reason,” then we will have no claims to the 10,000 shares of common stock underlying the stock option grant (and all unvested options under such grant shall immediately and fully vest) issued to Ms. Lenk in February 2022.

In the event that Ms. Kraysler’s employment is terminated by us for any reason other than “cause” or by Ms. Kraysler for “good reason,” then we will have no claims to the 20,000 shares of common stock underlying the stock option grant (and all unvested options under such grant shall immediately and fully vest) issued to Ms. Kraysler in February 2022.

In the event that Mr. Frishman’s employment is terminated by us for any reason other than “cause” or by Mr. Frishman for “good reason,” then we will have no claims to the 20,000 shares of common stock underlying the stock option grant (and all unvested options under such grant shall immediately and fully vest) issued to Mr. Frishman in February 2022.

The following table sets forth quantitative information with respect to potential payments to be made to either Ms. Lenk, Ms. Kraysler or Mr. Frishman upon termination in various circumstances. The potential payments are based on the terms of each of the employment agreements discussed above. For a more detailed description of the employment agreements, see the “Employment Agreements” section above.

Name	Potential Payment Upon Termination
	Option Awards (#)
Cecilia Lenk	9,375	(1)
Coreen Kraysler	18,750	(2)
Jason Frishman	18,750	(3)

(1)	Represents the number of unvested options at April 30, 2022. Ms. Lenk’s options vest equally over a 48-month period. At April 30, 2022, there were 45 months remaining in her vesting schedule. The potential payment of shares subject to Ms. Lenk’s unvested options will reduce every month as her options vest and the value of her unvested options will be based on our market price at such time.

(2)	Represents the number of unvested options at April 30, 2022. Ms. Kraysler’s options vest equally over a 48-month period. At April 30, 2022, there were 45 months remaining in her vesting schedule. The potential payment of shares subject to Ms. Kraysler’s unvested options will reduce every month as her options vest and the value of her unvested options will be based on our market price at such time.

(3)	Represents the number of unvested options at April 30, 2022. Mr. Frishman’s options vest equally over a 48-month period. At April 30, 2022, there were 45 months remaining in his vesting schedule. The potential payment of shares subject to Mr. Frishman’s unvested options will reduce every month as her options vest and the value of his unvested options will be based on our market price at such time.

 Compensation Plans

2021 Equity Incentive Plan

The following table shows information regarding our equity compensation plans as of April 30, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	271,000	$10.50	29,000
Total	271,000	$10.50	29,000

(1) 2021 Equity Incentive Plan. In November 2021, our Board adopted the 2021 Equity Incentive Plan, or the Plan. An aggregate of 300,000 shares of our common stock is reserved for issuance and available for awards under the Plan, including incentive stock options granted under the Plan. The Plan administrator may grant awards to any employee, director, consultant or other person providing services to us or our affiliates. As of June 23, 2022, we had awarded an aggregate of 271,000 options to purchase shares of common stock to directors and there remain 29,000 shares for grant under the Plan.

Options vest over a 48-month period, and the Company has a policy to estimate forfeitures of option awards based upon the requisite service. The pre-vesting forfeiture rate is applied beginning on the date of an option grant. The forfeiture estimate impacts the estimated amount of compensation expense to be recorded over the requisite service period.

The Plan is administered by our Board. The Plan administrator has the authority to determine, within the limits of the express provisions of the Plan, the individuals to whom awards will be granted, the nature, amount and terms of such awards and the objectives and conditions for earning such awards. Our Board may at any time amend or terminate the Plan, provided that no such action may be taken that adversely affects any rights or obligations with respect to any awards previously made under the Plan without the consent of the recipient. No awards may be made under the Plan after the tenth anniversary of its effective date.

Awards under the Plan may include incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted shares of common stock, restricted stock units, performance share awards, stock bonuses and other stock-based awards and cash-based incentive awards.

Stock Options. The Plan administrator may grant to a participant options to purchase our common stock that qualify as incentive stock options for purposes of Section 422 of the Internal Revenue Code (“incentive stock options”), options that do not qualify as incentive stock options (“non-qualified stock options”) or a combination thereof. The terms and conditions of stock option grants, including the quantity, price, vesting periods, and other conditions on exercise will be determined by the Plan administrator. The exercise price for stock options will be determined by the Plan administrator in its discretion, but non-qualified stock options and incentive stock options may not be less than 100% of the fair market value of one share of our company’s common stock on the date when the stock option is granted. Additionally, in the case of incentive stock options granted to a holder of more than 10% of the total combined voting power of all classes of our stock on the date of grant, the exercise price may not be less than 110% of the fair market value of one share of common stock on the date the stock option is granted. Stock options must be exercised within a period fixed by the Plan administrator that may not exceed ten years from the date of grant, except that in the case of incentive stock options granted to a holder of more than 10% of the total combined voting power of all classes of our stock on the date of grant, the exercise period may not exceed five years. At the Plan administrator’s discretion, payment for shares of common stock on the exercise of stock options may be made in cash, shares of our common stock held by the participant or in any other form of consideration acceptable to the Plan administrator (including one or more forms of “cashless” or “net” exercise).

Stock Appreciation Rights. The Plan administrator may grant to a participant an award of SARs, which entitles the participant to receive, upon its exercise, a payment equal to (i) the excess of the fair market value of a share of common stock on the exercise date over the SAR exercise price, times (ii) the number of shares of common stock with respect to which the SAR is exercised. The exercise price for a SAR will be determined by the Plan administrator in its discretion; provided, however, that in no event shall the exercise price be less than the fair market value of our common stock on the date of grant.

Restricted Shares and Restricted Units. The Plan administrator may award to a participant shares of common stock subject to specified restrictions (“restricted shares”). Restricted shares are subject to forfeiture if the participant does not meet certain conditions such as continued employment over a specified forfeiture period and/or the attainment of specified performance targets over the forfeiture period. The Plan administrator also may award to a participant units representing the right to receive shares of common stock in the future subject to the achievement of one or more goals relating to the completion of service by the participant and/or the achievement of performance or other objectives (“restricted units”). The terms and conditions of restricted share and restricted unit awards are determined by the Plan administrator.

Stock Bonuses. Stock bonuses may be granted as additional compensation for service or performance and may be settled in the form of common stock, cash or a combination thereof, and may be subject to restrictions, which may vest subject to continued service and/or the achievement of performance conditions.

Performance Awards. The Plan administrator may grant performance awards to participants under such terms and conditions as the Plan administrator deems appropriate. A performance award entitles a participant to receive a payment from us, the amount of which is based upon the attainment of predetermined performance targets over a specified award period. Performance awards may be paid in cash, shares of common stock or a combination thereof, as determined by the Plan administrator.

Other Stock-Based Awards. The Plan administrator may grant equity-based or equity-related awards, referred to as “other stock-based awards,” other than options, SARs, restricted shares, restricted units, or performance awards. The terms and conditions of each other stock-based award will be determined by the Plan administrator. Payment under any other stock-based awards will be made in common stock or cash, as determined by the Plan administrator.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of July 29, 2022 by:

●	each person whom we know beneficially owns more than 5% of any class of equity security;
●	each of our directors individually;
●	each of our named executive officers individually; and
●	all of our current directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting or investment power with respect to such securities. In addition, pursuant to such rules, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of July 29, 2022. We did not deem such shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the beneficial owners named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Address of Beneficial Owner (1)	Amount of Shares and Nature of Beneficial Ownership of Common Stock	Percent of Common Stock*
Netcapital Systems LLC (2)	1,711,261	40.0%
Cecilia Lenk (3)	27,109	**%
Coreen Kraysler	25,417	**%
Steven Geary (3)	11,029	**%
Martin Kay	—	**%
Avi Liss (3)	11,729	**%
Officers and Directors as a group (6 persons)	75,284	2.3%

* Based on 4,272,677 shares outstanding as of July 29, 2022.

** Less than 1%

(1)	Unless otherwise noted, the business address of each member of our Board is c/o Netcapital Inc. 1 Lincoln Street, Boston Massachusetts 02111.
(2)	The natural person with investment control over the securities held by Netcapital DE LLC is Jason Frishman. Netcapital Systems LLC has agreed to vote its shares of common stock to support the resolutions of the Board of Netcapital Inc. on any matters that are brought to a shareholder vote.
(3)	Includes 1,458 shares of common stock subject to stock options that are presently exercisable or exercisable within 60 days after July 29, 2022.
(4)	Includes 2,917 shares of common stock subject to stock options that are presently exercisable or exercisable within 60 days after July 29, 2022.
(5)	Includes 729 shares of common stock subject to stock options that are presently exercisable or exercisable within 60 days after July 29, 2022.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Policies and Procedures for Transactions with Related Parties

Our Chief Executive Officer or our Chief Financial Officer must review and approve certain transactions between us and Related Parties (as defined below). A “Related-Party Transaction” is defined as a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we (including any of our subsidiaries) were, are or will be a participant.

For the purposes of our Related-Party Transactions, a “Related Party” is defined as: any person who is, or at any time since the beginning of our last two fiscal years was, a director or executive officer or a nominee to become a director; any person who is known to be the beneficial owner of more than ten percent of our common stock; any immediate family member of any of the foregoing persons, including any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law, and any person (other than a tenant or employee) sharing the household of any of the foregoing persons; and any firm, corporation or other entity in which any of the foregoing persons is a general partner or, for other ownership interests, a limited partner or other owner in which such person has a beneficial ownership interest of 10% or more.

Transactions with Related Parties

The Company’s majority shareholder, Netcapital Systems LLC, owned 1,671,360 shares of common stock, or 57.7% of the Company as of April 30, 2022. The Company has a demand note payable to Netcapital Systems LLC of $4,600 and a demand note payable to one of its former managers of $3,200. In addition, as of April 30, 2021, the Company accrued a payable of $3,817,516 for supplemental consideration owed in conjunction with its purchase of Netcapital Funding Portal Inc., which was reduced to $294,054 as of January 31, 2022, because of the issuance to 361,736 shares of common stock, valued at $3,523,462. Of the 361,736 shares that were issued, a total of 32,458 shares, representing a reduction in the payable amount of $346,821, were issued to managers of Netcapital Systems LLC, and 3,151 shares, representing a reduction in the payable amount of $30,691, were issued to our Chief Executive Officer.

The company paid its majority shareholder $357,429 and $200,000 in the years ended April 30, 2022 and 2021, respectively, for use of the software that runs the website www.netcapital.com. The Company also had a sale of $15,000 for consulting services to its majority shareholder during fiscal 2022.

The Company received revenues of $39,360 and $660,486 for the years ended April 30, 2022 and 2021, respectively from ChipBrain, Inc. Our Chief Executive Officer is a member of the board of directors of ChipBrain, Inc. The Company owns 710,200 shares of ChipBrain, Inc., valued at $1,704,480.

Our Chief Executive Officer is a member of the board of directors of KingsCrowd Inc. The Company owns 3,815,745 shares of KingsCrowd Inc., valued at $3,815,745.

Our Chief Executive Officer is a member of the board of directors of Deuce Drone LLC. The Company owns 2,350,000 membership interest units of Deuce Drone LLC., valued at $2,350,000. The Company has notes receivable aggregating $152,000 from Deuce Drone LLC as of April 30, 2022.

Compensation to officers in the years ended April 30, 2022 and 2021 consisted of common stock valued at $190,763 and $353,907, respectively, cash compensation of $265,688 and $332,724, respectively, and options to purchase common stock valued at $3,147 and $0, respectively.

Compensation to a related party consultant in the years ended April 30, 2022 and 2021 consisted of common stock valued at $25,908 and $76,882, respectively, and cash compensation of $60,000 and $81,431, respectively. This consultant is also the controlling shareholder of Zelgor Inc. and the Company earned revenues from Zelgor Inc. of $5,500 and $1,400,000 in the years ended April 30, 2022 and 2021, respectively. The Company owns 1,400,000 shares of Zelgor Inc., valued at $1,400,000 and holds a note receivable of $50,000 as of April 30, 2022.

Compensation to the President of Netcapital Systems LLC amounted to $96,000 and $114,284 in the years ended April 30, 2022 and 2021, respectively.

We owe Steven Geary, a director, $31,680 as of April 30, 2022 and 2021. This obligation is not interest bearing. $16,680 is recorded as a related party trade accounts payable and $15,000 as a related party note payable. We have no signed agreements for the indebtedness to Mr. Geary.

The Company made an investment of $240,080 in an affiliate, 6A Aviation Alaska Consortium, Inc., in conjunction with a land lease in an airport in Alaska. Our Chief Executive Officer is also the Chief Executive Officer of 6A Aviation Alaska Consortium, Inc. As a result of the investment, the Company is a 10% owner of 6A Aviation Consortium Inc.

As of April 30, 2022 and 2021, we owed $0 and $9,490 to a company controlled by one of our former directors. We paid cash compensation of $0 and $29,738 to this former director for the years ended April 30, 2022 and 2021, respectively.

In November 2021, we issued a member of our Board 10,000 shares of common stock for his service as a member of our board and audit committee, valued at $100,000.

On February 2, 2022, the Company granted to members of our Board an aggregate of 25,000 options to purchase shares of our common stock at an exercise price of $10.50 per share. An option to purchase 10,000 shares of common stock was granted to the Chairman of the Board and each of the three independent board members received an option to purchase 5,000 shares of common stock. The options vest on a monthly basis over 48 months and expire in 10 years.

Coreen Kraysler, our Chief Financial Officer, has personally guaranteed a $500,000 promissory note from the U.S. Small Business Administration. The note bears interest at an annual rate of 3.75%, has a 30-year term, and monthly payments of $2,594 are scheduled to begin on December 17, 2022.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fruci & Associates II, PLLC is the Company’s independent registered public accounting firm.

The following table presents fees for professional audit services rendered by our independent registered public accounting firm during the past two fiscal years.

	Fiscal 2022	Fiscal 2021
Audit fees	$53,325	$24,000
Audit related fees
Tax fees
All other fees
Total	$53,325	$24,000

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

PART IV

ITEM 15.	FINANCIAL STATEMENTS AND EXHIBITS.

Exhibit Number	Description
1.1	Underwriting Agreement, incorporated by reference to Exhibit 1.1 to our Form S-1/A dated June 28, 2022
2.1	Asset Purchase Agreement dated November 23, 2010 between ValueSetters, Inc. and NetGames.com, incorporated by reference to Exhibit 2.1 to our Form 10/A dated July 25, 2014
2.2	Agreement and Plan of Merger by and Among Netcapital Funding Portal Inc., ValueSetters Inc. and Netcapital Acquisition Vehicle Inc., incorporated by reference to our Current Report on Form 8-K dated August 23, 2020
3.1	Articles of Incorporation filed on April 25, 1984, incorporated by reference to Exhibit 3.1 to our Form 10 dated September 3, 2013
3.1.1	Amendment to Articles of Incorporation filed on September 7, 1999, incorporated by reference to Exhibit 3.2 to our Form 10 dated September 3, 2013
3.1.2	Amendment to Articles of Incorporation filed on December 4, 2003, incorporated by reference to Exhibit 3.2 to our Form 10 dated September 3, 2013
3.1.3	Amendment to Articles of Incorporation filed on April 13, 2015, incorporated by reference to Exhibit 3.1.3 to our Form S-1 dated February 14, 2022
3.1.4	Amendment to Articles of Incorporation filed on September 29, 2020, incorporated by reference to Exhibit 3.1 to our Form 8-K dated November 5, 2020
3.2	By-Laws of ValueSetters, Inc, incorporated by reference to Exhibit 3.4 to our Form 10 dated September 3, 2013
4.1	Specimen stock certificate evidencing shares of common stock, incorporated by reference to Exhibit 4.1 to our Form S-1/A dated April 8, 2022
4.2	Form of Representative’s Warrant (Included in Exhibit 1.1)
4.3	Form of Unsecured Convertible Notes, incorporated by reference to Exhibit 4.3 to our Form S-1 dated February 14, 2022
4.4	Form of Warrant Agent Agreement incorporated by reference to Exhibit 4.4 to our Form S-1/A dated June 28, 2022
4.5	Form of Warrant (Included in Exhibit 4.4)
4.6	Form of Pre-Funded Warrant, incorporated by reference to Exhibit 4.6 to our Form S-1/A dated June 28, 2022
4.7*	Description of capital stock
10.1+	2021 Equity Incentive Plan, filed as Exhibit 4.1 to the registrant’s registration statement on Form S-8 on January 27, 2022, and incorporated herein by reference.
10.2	Promissory Note dated April 28, 2011, as amended, in the principal amount of $1,000,000 made by the registrant in favor of Vaxstar LLC, incorporated by reference to Exhibit 2.1 to our Form 10/A filed on July 28, 2014
10.3	Amended Secured Lending Agreement between ValueSetters, Inc. and Vaxstar LLC, incorporated by reference to Exhibit 10.1 to our Form 10/A filed on July 28, 2014.
10.4	Purchase and Assignment Agreement between ValueSetters, Inc. and Vaxstar LLC, filed as Exhibit 10.2 to our Current Report on Form 8-K dated September 30, 2014, and incorporated herein by reference.
10.5	Amended Loan and Security Agreement between ValueSetters, Inc. and Vaxstar LLC dated October 31, 2017, filed as an Exhibit 10.1 to our Current Report on Form 8-K dated October 31, 2017, and incorporated herein by reference.

10.6	Amendment to Revolving Loan and Security Agreement between ValueSetters, Inc. and Vaxstar LLC dated October 30, 2020.
10.7	Amendment to Revolving Loan and Security Agreement between Netcapital Inc. and Vaxstar LLC dated January 31, 2021.
10.8	Amendment to Revolving Loan and Security Agreement dated April 30, 2021 between Netcapital Inc. and Vaxstar LLC.
10.9	Amendment to Revolving Loan and Security Agreement dated January 28, 2022 between Netcapital Inc. and Vaxstar LLC, filed as Exhibit 10.1 to our Current Report on Form 8-K dated January 28, 2022 and incorporated by reference herein.
10.10	Amendment to Revolving Loan and Security Agreement dated February 3, 2022 between Netcapital Inc. and Vaxstar LLC, filed as Exhibit 10.2 to our Current Report on Form 8-K dated January 28, 2022 and incorporated by reference herein.
10.11+	Employment Agreement with Carole Murko, incorporated by reference to Exhibit 10.12 to our Form S-1 dated February 14, 2022
10.12+	Separation Agreement with Carole Murko, incorporated by reference to Exhibit 10.13 to our Form S-1 dated February 14, 2022
10.13	Form of Note Purchase Agreement, incorporated by reference to Exhibit 10.14 to our Form S-1 dated February 14, 2022
10.14	License Agreement between Netcapital Systems LLC, a Delaware limited liability company, and Netcapital Funding Portal Inc., filed as Exhibit 10.1 to our Current Report on Form 8-K dated April 18, 2022 and filed on June 28, 2022 and incorporated by reference herein.
10.15+	Employment Agreement with Cecilia Lenk, filed as Exhibit 10.2 to our Current Report on Form 8-K dated April 18, 2022 and filed on June 28, 2022 and incorporated by reference herein.
10.16+	Employment Agreement with Coreen Kraysler, filed as Exhibit 10.3 to our Current Report on Form 8-K dated April 18, 2022 and filed on June 28, 2022 and incorporated by reference herein.
10.17+	Employment Agreement with Jason Frishman, filed as Exhibit 10.4 to our Current Report on Form 8-K dated April 18, 2022 and filed on June 28, 2022 and incorporated by reference herein.
14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 to our Form S-1/A dated April 8, 2022
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2022	NETCAPITAL INC.

	By:	/s/ Cecilia Lenk
Cecilia Lenk
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Coreen Kraysler
Coreen Kraysler
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Avi Liss	Director	August 5, 2022
Avi Liss

/s/ Martin Kay	Director	August 5, 2022
Martin Kay

/s/ Steven Geary	Director	August 5, 2022
Steven Geary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Netcapital Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Netcapital Inc. and Subsidiaries (“the Company”) as of April 30, 2022, and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022, and 2021, and the results of its operations and its cash flows for the years in the two-year period ended April 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Investments

Description of the Critical Audit Matter

As discussed in Note 10 to the consolidated financial statements, the Company has investments in several entities which require the Company to initially value based on offering prices that are not considered observable and to periodically evaluate potential impairment by assessing whether the carrying value of the investments exceeds the estimated fair value, or by monitoring observable price changes from orderly transactions to measure estimated fair value. Auditing management’s analysis includes tests that are complex and highly judgmental due to the estimation required to determine the fair value of each of the underlying investees. In particular, fair value estimates are sensitive to significant assumptions and factors such as expectations about future market and economic conditions, revenue growth rates, strategic plans, and historical operating results, among others.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures to evaluate management’s valuation of investments consisted of the following, among others:

1. Obtain and test management assumptions and analysis.

2. Obtain and review third-party market data, public filings, and funding activities of the investee entities.

3. Performed a recalculation of significant inputs used in the valuation for reasonableness.

4. Assess management’s key indicators of the investee operations, including analysis of operational growth, public filings, and future strategic and funding plans.

We have served as the Company’s auditor since 2017. Spokane, Washington
August 5, 2022

NETCAPITAL INC.

YEARS ENDED APRIL 30, 2022 AND 2021

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

NETCAPITAL INC.

Consolidated Balance Sheets

Assets:	April 30, 2022	April 30, 2021
Cash and cash equivalents	$473,925	$2,473,959
Related party receivable	668	—
Accounts receivable net	2,433,900	1,356,932
Prepaid expenses	5,694	653,861
Total current assets	2,914,187	4,484,752

Deposits	6,300	6,300
Note receivable – related parties	202,000	—
Purchased technology	15,536,704	14,803,954
Investment in affiliate	240,080	122,914
Equity securities at fair value	12,861,253	6,298,008
Total assets	$31,760,524	$25,715,928

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable
Trade	$536,508	$308,506
Related party	378,077	3,843,686
Accrued expenses	229,867	306,308
Stock subscription payable	33,400	1,199,996
Deferred revenue	2,532	622
Interest payable	222,295	116,483
Deferred tax liability	977,000	433,000
Related party debt	22,860	22,860
Secured note payable	1,400,000	1,000,000
Current portion of SBA loans	1,890,727	1,885,800
Loan payable - bank	34,324	34,324
Convertible notes payable	300,000	—
Total current liabilities	6,027,590	9,151,585

Long-term liabilities:
Long-term SBA loans, less current portion	495,073	2,385,800
Total Liabilities	6,522,663	11,537,385

Commitments and contingencies	—	—

Stockholders' equity:
Common stock, $.001 par value; 900,000,000 shares authorized, 2,934,344 and 2,178,766 shares issued and outstanding	2,934	2,178
Common stock to be issued	244,250	—
Capital in excess of par value	22,479,769	15,168,987
Accumulated deficit	2,510,908	(992,622)
Total stockholders' equity	25,237,861	14,178,543
Total liabilities and stockholders' equity	$31,760,524	$25,715,928

See Accompanying Notes to the Financial Statements

NETCAPITAL INC.
Consolidated Statements of Operations

	Year Ended	Year Ended
	April 30, 2022	April 30, 2021

Revenues	$5,480,835	$4,721,003
Costs of services	110,115	759,158
Gross profit	5,370,720	3,961,845

Costs and expenses:
Consulting expense	892,567	687,191
Marketing	95,753	44,929
Rent	47,670	49,196
Payroll and payroll related expenses	3,763,845	3,117,075
General and administrative costs	1,602,031	464,955
Total costs and expenses	6,401,866	4,363,346
Operating income (loss)	(1,031,146)	(401,501)

Other income (expense):
Interest expense	(126,372)	(87,333)
Debt forgiveness	1,904,296	—
Unrealized gain on equity securities	3,275,745	2,571,494
Other income	25,007	—
Total other income (expense)	5,078,676	2,484,161
Net income before taxes	4,047,530	2,082,660

Income tax (expense) benefit	(544,000)	(613,000)
Net income	$3,503,530	$1,469,660

Basic earnings per share	$1.31	$1.18
Diluted earnings per share	$1.27	$0.89

Weighted average number of common shares outstanding:
Basic	2,666,173	1,250,002
Diluted	2,748,480	1,647,295

See Accompanying Notes to the Financial Statements

NETCAPITAL INC.
Consolidated Statements of Stockholders' Equity
For the Years Ended April 30, 2022 and 2021

				Capital in	Retained
	Common Stock		Common Stock	Excess of	Earnings	Total
	Shares	Amount	To Be Issued	Par Value	(Deficit)	Equity
Balance, April 30, 2020	417,059	$417	$—	$3,141,021	$(2,462,282)	$679,156
Q1 stock-based compensation	156	—		1,406	—	1,406
Net income, July 31, 2020	—	—	—	—	30,871	30,871
Balance, July 31, 2020	417,215	417	—	3,142,427	(2,431,411)	711,433

Q2 stock-based compensation	2,240	2		18,555	—	18,557
Net income, October 31, 2020	—	—	—	—	30,022	30,022
Balance, October 31, 2020	419,455	419	—	3,160,982	(2,401,389)	760,012

Shares issued to acquire funding portal	1,666,360	1,666		11,329,582	—	11,331,248
Return of shares of common stock	(5,000)	(5)		5	—	—
Q3 stock-based compensation	937	1		6,239	—	6,240
Net income, January 31, 2021	—	—	—	—	42,642	42,642
Balance, January 31, 2021	2,081,752	2,081	—	14,496,808	(2,358,747)	12,140,142

Q4 stock-based compensation	95,937	96		657,180	—	657,276
Shares issued for debt settlement	1,077	1		14,999	—	15,000
Net income, April 30, 2021	—	—	—	—	1,366,125	1,366,125
Balance, April 30, 2021	2,178,766	2,178	—	15,168,987	(992,622)	14,178,543

Q1 stock-based compensation	937	2		14,054	—	14,056
Sale of common stock	176,934	176		1,592,219	—	1,592,395
Shares issued to settle related party accounts payable	361,736	362		3,523,100	—	3,523,462
Net income, July 31, 2021	—	—	—	—	1,457,410	1,457,410
Balance, July 31, 2021	2,718,373	2,718	—	20,298,360	464,788	20,765,866

Q2 stock-based compensation	937	1		10,072	—	10,073
Net loss, October 31, 2021	—	—	—	—	(274,156)	(274,156)
Balance, October 31, 2021	2,719,310	2,719	—	20,308,432	190,632	20,501,783

Q3 stock-based compensation	55,312	55		553,967	—	554,022
Purchase of equity interest	50,000	50		499,950	—	500,000
Purchase of MSG Development Corp.	50,000	50	244,250	488,450	—	732,750
Sale of common stock	22,222	22		199,978	—	200,000
Net income, January 31, 2022	—	—	—	—	1,821,006	1,821,006
Balance, January 31, 2022	2,896,844	2,896	244,250	22,050,777	2,011,638	24,309,561

Q4 stock-based compensation	—	—		29,030	—	29,030
Purchase of equity interest	37,500	38		399,962	—	400,000
Net income, April 30, 2022	—	—	—	—	499,270	499,270
Balance, April 30, 2022	2,934,344	$2,934	$244,250	$22,479,769	$2,510,908	$25,237,861

See Accompanying Notes to the Financial Statements

NETCAPITAL INC.
Consolidated Statements of Cash Flows

	April 30, 2022	April 30, 2021
OPERATING ACTIVITIES
Net income	$3,503,530	$1,469,660
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	1,176,058	680,611
Non-cash revenue from the receipt of equity	(2,387,500)	(2,319,532)
Allowance for credit losses	76,630	60,325
Debt forgiveness	(1,904,302)	—
Unrealized gain on equity securities	(3,275,745)	(2,571,494)
Changes in deferred taxes	544,000	613,000
Changes in non-cash working capital balances:
Accounts receivable	(1,153,598)	(1,417,257)
Related party receivable	(668)	—
Prepaid expenses	16,290	(35,913)
Accounts payable and accrued expenses	281,904	172,204
Deferred revenue	1,910	(34)
Accrued interest payable	124,314	85,248
Accounts payable – related party	(9,490)	12,314
Net cash used in operating activities	(3,006,667)	(3,250,868)

INVESTING ACTIVITIES
Proceeds from purchase of funding portal subsidiary	—	364,939
Loans to affiliate	(202,000)	—
Investment in affiliate	(117,166)	(122,914)
Net cash provided by (used in) investing activities	(319,166)	242,025

FINANCING ACTIVITIES
Proceeds from SBA loans	—	4,271,600
Proceeds from secured lender	400,000	—
Proceeds from stock subscriptions	625,799	1,199,996
Proceeds from convertible notes	300,000	—
Cash flow provided by financing activities	1,325,799	5,471,596

Net increase (decrease) in cash	(2,000,034)	2,462,753
Cash and cash equivalents, beginning of the period	2,473,959	11,206
Cash and cash equivalents, end of the period	$473,925	$2,473,959

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$4,988
Cash paid for interest	$2,064	$2,067

Supplemental Non-Cash Investing and Financing Information:
Common stock issued as prepaid compensation	$—	$646,500
Common stock issued to reduce related party payable	$3,523,462	$—
Common stock issued to purchase 10% interest in Caesar Media Group Inc.	$900,000	$—
Common stock for purchase of MSG Development Corp.	$732,750	$11,331,248

See Accompanying Notes to the Financial Statements

NETCAPITAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED APRIL 30, 2022 AND 2021

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of significant intercompany balances and transactions. The wholly owned subsidiaries are Netcapital Funding Portal Inc., an equity-based funding portal registered with the SEC, Netcapital Advisors Inc., which provides marketing and strategic advice to select companies, and MSG Development Corp, which was acquired in November 2021.

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

Remaining Performance Obligations

The Company's subscription terms are typically less than one year. All of the Company’s revenues in the years ended April 30, 2022 and 2021, which amounted to $5,480,835 and $4,721,003, respectively, are considered contract revenues. Contract revenue as of April 30, 2022 and 2021, which has not yet been recognized, amounted to $2,532 and $622, respectively, and is recorded on the balance sheet as deferred revenue. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Disaggregation of Revenue

Our revenue is from U.S.-based companies with no notable geographical concentrations in any area. A distinction exists in revenue source; our revenues are either generated online or from personal services.

Revenues disaggregated by revenue source consist of the following:

	Year Ended April 30, 2022	Year Ended April 30, 2021
Consulting services	$3,878,233	$3,886,022
Fees from online services	1,602,602	834,981
Total revenues	$5,480,835	$4,721,003

Costs of Services

Costs of services consist of direct costs that we pay to third parties in order to provide the services that generate revenue.

Earnings Per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of vested, unrestricted common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of shares of common stock outstanding plus the effect of dilutive potential common shares outstanding during the period using the if-converted method.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents during fiscal 2022 and 2021. The Company uses three financial institutions for its cash balances and has maintained cash balances that exceed federally insured limits.

Accounts Receivable

The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining an allowance for potential credit losses. Accounts receivable is reported net of the allowance for doubtful accounts. The allowance is based on management’s estimate of the amount of receivables that will be collected. The Company recorded an allowance for doubtful accounts of $136,955 and $60,325 as of April 30, 2022 and 2021, respectively.

Notes Receivable

The Company lends money to companies in limited instances, performs ongoing credit evaluations of its notes receivable and establishes an allowance for potential credit losses when appropriate.

Intangible Assets

Intangible assets with defined useful lives are generally measured at cost less straight-line amortization. The useful life is determined using the period of the underlying contract or the period of time over which the intangible asset can be expected to be used. Impairments are recognized if the recoverable amount of the asset is lower than the carrying amount. The recoverable amount is the higher of either the fair value less costs to sell or the value in use. The value in use is determined on the basis of future cash inflows and outflows, and the weighted average cost of capital. Intangible assets with indefinite useful lives, such as trade names and trademarks, that have been acquired as part of acquisitions are measured at cost and tested for impairment annually, or if there is an indication that their value has declined.

The following table sets forth the major categories of the intangible assts as of April 30, 2022 and 2021

	April 30, 2022	April 30, 2021

Acquired users	$14,288,695	$14,271,836
Acquired brand	583,429	532,118
Professional practice	556,830	—
Literary works and contracts	107,750	—
Total intangible assets	$15,536,704	$14,803,954

Impairment of Long-Lived Assets

Authoritative guidance requires that certain assets be reviewed for impairment and, if impaired, remeasured at fair value whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment loss estimates are primarily based upon management’s analysis and review of the carrying value of long-lived assets at each balance sheet date, utilizing an undiscounted future cash flow calculation. The Company did not recognize an impairment loss in fiscal 2022 and 2021.

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

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimate relates to investments, the allowance for doubtful accounts and the calculation of stock-based compensation for the stock options. On a continual basis, management reviews its estimates, utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

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

2. Concentrations

For the year ended April 30, 2022, the Company had one customer that constituted 22% of its revenues, a second customer that constituted 22% of its revenues, and a third customer that constituted 18% of its revenues. For the year ended April 30, 2021, the Company had one customer that constituted 30% of its revenues, a second customer that constituted 15% of its revenues, a third customer that constituted 14% of its revenues and a fourth customer that accounted for 11% of its revenues.

3. Debt

The following table summarizes components debt as of April 30, 2022 and 2021:

	2022	2021	Interest Rate

Secured lender	$1,400,000	$1,000,000	8.0%
Notes payable – related parties	22,860	22,860	0.0%
Convertible promissory notes	300,000	—	8.0%
U.S. SBA loan	—	1,885,800	1.0%
U.S. SBA loan	500,000	500,000	3.75%
U.S. SBA loan	1,885,800	1,885,800	1.0%
Loan payable – bank	34,324	34,324	7.0%
Total debt	4,142,984	5,328,784
Less: current portion of long-term debt	3,647,911	2,942,984
Total long-term debt	$495,073	$2,385,800

As of April 30, 2022 and 2021, the Company owed its principal lender (“Lender”) $1,400,000 and $1,000,000, respectively, under a loan and security agreement (“Loan”) dated April 28, 2011, that was amended on July 26, 2014 and several times thereafter so that the maturity date is now April 30, 2023.

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

On February 9, 2022, the Company issued and sold in a private placement $300,000 of unsecured convertible promissory notes (the “February 2022 Notes”). These notes bear interest at a rate of 8% per annum and have a maturity date of February 9, 2023. In addition, the February 2022 Notes will automatically convert simultaneously with the closing of a Qualified Equity Financing (as defined below) into a number of securities sold in the Qualified Equity Financing equal to the quotient obtained by dividing (a) an amount equal to the amount of the February 2022 Notes outstanding on the closing date of such Qualified Equity Financing by (b) a conversion price equal to the lesser of (1) $10.00 and (2) 80% of the price per share paid for securities sold in such Qualified Equity Financing upon the closing of such Qualified Equity Financing. A “Qualified Equity Financing” means the offer and sale for cash by us of any of our equity securities with the principal purpose of raising capital and that results in aggregate gross proceeds to us of at least $5,000,000. As of April 30, 2022 and 2021, unsecured convertible promissory notes totaled $300,000 and 0, respectively.

As of April 30, 2022 and 2021, the Company’s related-party unsecured notes payable totaled $22,860.

The Company also owes $34,324 as of April 30, 2022 and 2021 to Chase Bank. For the loan from Chase Bank, the Company pays interest only on a monthly basis, which is calculated at a rate of 7.0% per annum.

On May 6, 2020, the Company borrowed $1,885,800 (the “May Loan”), on June 17, 2020 the Company borrowed $500,000 (the “June Loan”), and on February 2, 2021, the Company borrowed $1,885,800 (the “February Loan”) from a U.S. Small Business Administration (“SBA”) loan program.

The May loan bore interest at a rate of 1% per annum and the SBA postponed any installment payments until September 6, 2021. In November 2021 the May Loan was forgiven in its entirety, including accrued interest of $18,502. As a result, the Company recognized debt forgiveness of $1,904,296 in the year ended April 30, 2022.

The June Loan required installment payments of $2,594 monthly, beginning on June 17, 2021, over a term of thirty years. However, the SBA has postponed the first installment payment for 18 months. Interest accrues at a rate of 3.75% per annum. The Company agreed to grant a continuing security interest in its assets to secure payment and performance of all debts, liabilities, and obligations to the SBA. The June Loan was personally guaranteed by the Company’s Chief Financial Officer.

The February loan bears interest at a rate of 1% per annum and the due date of the first payment has been postposed by the SBA because the Company has applied for forgiveness of the February Loan in its entirety.

As of April 30, 2022, future payments under debt obligations over each of the next five years and thereafter were as follows:

Twelve months ended April 30:
2023	$3,647,911
2024	12,126
2025	12,563
2026	13,016
2027	13,485
Thereafter	443,883
Minimum future payments of principal	$4,142,984

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

Level 3 inputs are unobservable inputs for the asset or liability.

Financial assets measured at fair value on a recurring basis are summarized below as of April 30, 2022 and 2021:

	Level 1	Level 2	Level 3	Total
April 30, 2022
Equity securities at fair value	$—	$12,861,253	$—	$12,861,253

April 30, 2021
Equity securities at fair value	$—	$6,298,008	$—	$6,298,008

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

5. Income Taxes

As of April 30, 2022, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $1,108,000 expiring in the years of 2023 through 2042. Utilization of the net operating losses may be subject to annual limitations provided by Section 382 of the Internal Revenue Code and similar state provisions.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of April 30, 2022 and 2021 were as follows:

	2022	2021

Deferred tax assets, net:
Net operating loss carryforwards	$322,000	$141,000
Bad debt expense	40,000	17,000
Stock-based compensation	357,000	155,000
Asset impairment loss	—	—
Deferred tax assets	719,000	313,000

Deferred tax liability
Unrealized gain	1,696,000	746,000
Total deferred tax liability	1,696,000	746,000

Total net deferred tax assets (liabilities)	$(977,000)	$(433,000)

For fiscal 2022, our income tax expense was $544,000, with an effective tax rate of 13%. Our effective tax rate and the resulting provision for income taxes were impacted by tax benefits related to a net operating loss carryforward of $1.1 million and non-taxable debt forgiveness of $1.9 million. For fiscal 2021, our income tax expense was $613,000, with an effective tax rate of 29%, similar to the statutory rate for federal and state taxes.

The Company did not have any material unrecognized tax benefits as of April 30, 2022 and 2021. The Company does not expect the unrecognized tax benefits to significantly increase or decrease within the next twelve months.  The Company recorded no interest and penalties relating to unrecognized tax benefits as of and during the years ended April 30, 2022 and 2021. The Company is subject to U.S. federal income tax, as well as taxes by various state jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending April 30, 2020 through 2022.

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

The Company utilizes virtual office space in Boston, Massachusetts, at a cost of approximately $5,700 per month under a membership agreement that ends on September 30, 2023. The membership agreement includes a deposit of $6,300.

A novel strain of coronavirus, or COVID-19, has spread throughout the world and has been declared to be a pandemic by the World Health Organization. As of the date this report was issued, our operations have not been significantly impacted by the COVID-19 outbreak. The number of people establishing accounts on our website Netcapital.com more than doubled during the pandemic. Most of our employees work remotely from a home office to access our technology, which runs 24 hours a day on the internet. However, we cannot at this time predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on our financial condition, operations, and business plans for fiscal year 2023. Our operations have adapted social distancing practices, and the next expected milestones of our product may be impacted, and we may experience delays in anticipated timelines and milestones.

7. Stockholders’ Equity

The Company is authorized to issue 900,000,000 shares of its common stock, par value $0.001. As of April 30, 2022 and 2021, there were 2,934,344 and 2,178,766 shares outstanding, respectively.

In fiscal 2022, 57,186 shares of common stock were issued for stock-based compensation, 361,736 shares of common stock were issued to settle related party liabilities in conjunction with the purchase Netcapital Funding Portal Inc., 199,156 shares of common stock were sold in a private placement to accredited investors at a price of $9 per share, 50,000 shares of common stock were issued to purchase MSG Development Corp. and 87,500 shares were issued in conjunction with the purchase of a 10% interest in Caesar Media Group Inc.

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

For the years ended April 30, 2022 and 2021, the Company recorded $1,176,058 and $680,611, respectively, in stock-based compensation expense. As of April 30, 2022 and 2021, there was $0 and $631,878 of prepaid stock-based compensation expense.

The table below presents the components of stock-based compensation expense for the years ended April 30, 2022 and 2021.

Description	April 30, 2022	April 30, 2021
Chief Executive Officer	$40,608	$161,107
Chief Financial Officer	40,608	161,107
Chief Marketing Officer	109,547	31,693
Related party consultant	25,908	76,882
Marketing consultant	5,603	5,286
Marketing consultant	380,441	119,059
Marketing consultant	—	20,000
Marketing consultant	118,405	28,595
Business consultant	25,908	76,882
Company secretary and director	100,000	—
Business development manager	300,000	—
Employee stock options	29,030	—
Total	$1,176,058	$680,611

The table below presents the number of shares issued as compensation for the years ended April 30, 2022 and 2021:

	Year Ended	Year Ended
Description	April 30, 2022	April 30, 2021
Company secretary and director	10,000	—
Business development manager	30,000	—
Chief Marketing Officer	10,417	3,646
Marketing consultant	469	624
Marketing consultant	—	20,000
Marketing consultant	—	75,000
Total	50,886	99,270

The table below presents the prepaid stock-based compensation expense as of April 30, 2022 and 2021:

	Year Ended	Year Ended
Description	April 30, 2022	April 30, 2021
Chief Executive Officer	$—	$40,608
Chief Financial Officer	—	40,608
Related party consultant	—	25,908
Business consultant	—	25,908
Marketing consultant	—	380,441
Marketing consultant	—	118,405
Total	$—	$631,878

The following tables summarize information about stock options outstanding as of April 30, 2022 and 2021:

	Options Outstanding			Options Exercisable
Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Outstanding	Price

As of April 30, 2022
$10.50 - $10.50	271,000	9.79	$10.50	16,945	$10.50

As of November 30, 2021
	—	—	$—	—	$—

	Number of Shares	Exercise Price Per Share	Average Exercise Price
Outstanding May 1, 2020	—	—	$—

Issued during year ended April 30, 2021	—	—	$—

Exercised/canceled during year ended April 30, 2021	—	—	$—

Outstanding April 30, 2021	—	—	$—

Issued during year ended April 30, 2022	272,000	$10.50 - $10.50	$10.50

Exercised/canceled during year ended April 30, 2022	1,000	$10.50 - $10.50	$10.50

Options outstanding April 30, 2022	271,000	$10.50 - $10.50	$10.50

Options exercisable, April 30, 2022	16,945	$10.50 - $10.50	$10.50

8. Earnings Per Common Share

Earnings per common share data was computed as follows:

	2022	2021

Net income	$3,503,530	$1,469,660

Weighted average common shares outstanding	2,666,173	1,250,002
Effect of dilutive securities	82,307	397,293
Weighted average dilutive common shares outstanding	2,748,480	1,647,295

Earnings per common share – basic	$1.31	$1.18

Earnings per common share – diluted	$1.27	$0.89

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of vested, unrestricted common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of shares of common stock outstanding plus the effect of dilutive potential common shares outstanding during the period using the if-converted method. Dilutive potential common shares include 39,901 and 397,296 shares, for the years ended April 30, 2022 and 2021, respectively, that are issuable to satisfy a supplemental consideration liability. In fiscal 2022, the Company also had $300,000 in convertible promissory notes plus $5,326 in accrued interest payable that could convert, at a price per share of $7.20, into 42,406 shares of common stock. Outstanding stock options, totaling 271,000 and 0 for the years ended April 30, 2022 and 2021, respectively, were not included in the calculation of dilutive securities because their effect was anti-dilutive.

9. Related Party Transactions

The Company’s majority shareholder, Netcapital Systems LLC, owns 1,671,360 shares of common stock, or 57.7% of the Company as of April 30, 2022. The Company has a demand note payable to Netcapital Systems LLC of $4,600 and a demand note payable to one of its former managers of $3,200. In addition, as of April 30, 2021, the Company accrued a payable of $3,817,516 for supplemental consideration owed in conjunction with its purchase of Netcapital Funding Portal Inc., which was reduced to $294,054 as of April 30, 2022, because of the issuance to 361,736 shares of common stock, valued at $3,523,462. Of the 361,736 shares that were issued, a total of 32,458 shares, representing a reduction in the payable amount of $346,821, were issued to managers of Netcapital Systems LLC, and 3,151 shares, representing a reduction in the payable amount of $30,691, were issued to our Chief Executive Officer.

The company paid its majority shareholder $357,429 and $200,000 in the years ended April 30, 2022 and 2021, respectively, for use of the software that runs the website www.netcapital.com. The Company also had a sale of $15,000 for consulting services to its majority shareholder during fiscal 2022.

The Company received revenues of $39,360 and $660,486 for the years ended April 30, 2022 and 2021, respectively from ChipBrain, Inc. Our Chief Executive Officer is a member of the board of directors of ChipBrain, Inc. The Company owns 710,200 shares of ChipBrain, Inc., valued at $1,704,480.

Our Chief Executive Officer is a member of the board of directors of KingsCrowd Inc. The Company owns 3,815,745 shares of KingsCrowd Inc., valued at $3,815,745.

Our Chief Executive Officer is a member of the board of directors of Deuce Drone LLC. The Company owns 2,350,000 membership interest units of Deuce Drone LLC., valued at $2,350,000. The Company has notes receivable aggregating $152,000 from Deuce Drone LLC as of April 30, 2022.

Compensation expense to officers in the years ended April 30, 2022 and 2021 consisted of common stock valued at $190,763 and $353,907, respectively, cash compensation of $265,688 and $332,724, respectively, and options to purchase common stock valued at $3,147 and $0, respectively.

Compensation to a related party consultant in the years ended April 30, 2022 and 2021 consisted of common stock valued at $25,908 and $76,882, respectively, and cash compensation of $60,000 and $81,431, respectively. This consultant is also the controlling shareholder of Zelgor Inc., and the Company earned revenues from Zelgor Inc. of $5,500 and $1,400,000 in the years ended April 30, 2022 and 2021. The Company owns 1,400,000 shares of Zelgor Inc., valued at $1,400,000 and holds a note receivable of $50,000 as of April 30, 2022.

Compensation to the President of Netcapital Systems LLC amounted to $96,000 and $114,284 in the years ended April 30, 2022 and 2021, respectively.

We owe Steven Geary, a director, $31,680 as of April 30, 2022 and 2021. This obligation is not interest bearing. $16,680 is recorded as a related party trade accounts payable and $15,000 as a related party note payable. We have no signed agreements for the indebtedness to Mr. Geary.

The Company made an investment of $240,080 in an affiliate, 6A Aviation Alaska Consortium, Inc., in conjunction with a land lease in an airport in Alaska. Our Chief Executive Officer is also the Chief Executive Officer of 6A Aviation Alaska Consortium, Inc. As a result of the investment, the Company is a 19% owner of 6A Aviation Consortium Inc.

As of April 30, 2022 and 2021, we owed $0 and $9,490 to a company controlled by one of our former directors. We paid cash compensation of $0 and $29,738 to this former director for the years ended April 30, 2022 and 2021, respectively.

In November 2021, we issued a member of our Board 10,000 shares of common stock for his service as a member of our board and audit committee, valued at $100,000.

On February 2, 2022, the Company granted to members of our Board an aggregate of 25,000 options to purchase shares of our common stock at an exercise price of $10.50 per share. An option to purchase 10,000 shares of common stock was granted to the Chairman of the Board and each of the three independent board members received an option to purchase 5,000 shares of common stock. The options vest on a monthly basis over 48 months and expire in 10 years.

Coreen Kraysler, our Chief Financial Officer, has personally guaranteed a $500,000 promissory note from the U.S. Small Business Administration. The note bears interest at an annual rate of 3.75%, has a 30-year term, and monthly payments of $2,594 are scheduled to begin on June 17, 2022.

The Company recorded $19,844 in revenues from a company that Cecilia Lenk, our Chief Executive Officer, serves as a member of the board of managers.

10. Investments

In April 2022, the Company received 3,000,000 units of Cust Corp. as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.40 per unit based on a sales price of $0.40 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,200,000. As of April 30, 2022, the Company owned 3,000,000 units which are valued at $1,200,000.

In January 2022, the Company received 1,700,000 units of ScanHash LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.25 per unit based on a sales price of $0.25 per unit on an online funding portal. The receipt of the units satisfied $425,000 of an accounts receivable balance. As of April 30, 2022, the Company owned 1,700,000 units which are valued at $425,000.

In January 2022, the Company received 2,850,000 units of Hiveskill LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.25 per unit based on a sales price of $0.25 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $712,500. As of April 30, 2022, the Company owned 2,850,000 units which are valued at $712,500.

In fiscal 2022, the Company purchased a 10% interest, or 400 shares of common stock, in Caesar Media Group Inc. (“Caesar”) for an initial purchase price of 50,000 shares of the Company’s common stock, valued at $500,000. Caesar is a marketing and technology solutions provider. The purchase agreement includes additional contractual requirements for the Company and Caesar, including the issuance of an additional 150,000 shares of common stock of the Company over a two-year period. The Company issued 37,500 shares of its common stock in April 2022 as part of its contractual payment obligations. As of April 30, 2022, there have been no observable price changes in the value of the Caesar’s common stock and the Company has valued its ownership in Caesar at cost, which is $900,000.

In May 2020, the Company entered a consulting contract with Watch Party LLC (“WP”), which allowed the Company to receive up to 110,000 membership interest units of WP in return for consulting services. The WP units are valued at $2.14 per unit based on a sales price of $2.14 per unit on an online funding portal, resulting in revenues of $235,400 for the year ended April 30, 2021. As of April 30, 2022 and 2021, the Company owned 110,000 WP units, which are valued at $235,400.

In May 2020, the Company entered a consulting contract with ChipBrain LLC (“Chip”), which allowed the Company to receive up to 710,200 membership interest units of Chip in return for consulting services. The Company earned 500,000 membership interest units in the quarter ended July 31, 2020 and earned the remaining units in the quarter ending October 31, 2020. The Chip units were initially valued at $0.93 per unit based on a sales price of $0.93 per unit on an online funding portal, resulting in revenues of $660,486 for the year ended April 30, 2021. Subsequently, ChipBrain sold identical units for $2.40 per unit, and as of April 30, 2022 and 2021, the units owned by the Company are valued at $1,704,480.

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

On January 2, 2020, the Company entered a consulting contract with Deuce Drone LLC (“Drone”), which allowed the Company to receive up to 2,350,000 membership interest units of Drone in return for consulting services. The Company earned all 2,350,000 membership interest units in fiscal 2020. The Drone units were valued at $0.35 per unit based on a sales price of $0.35 per unit when the units were earned, or $822,500. Drone subsequently sold identical Drone units for $1.00 per unit on an online funding portal and as of April 30, 2022 and 2021, the units owned by the Company are valued at $2,350,000

In August 2019, the Company entered a consulting contract with KingsCrowd LLC (“KingsCrowd”), which allowed the Company to receive 300,000 membership interest units of KingsCrowd in return for consulting services. The KingsCrowd units were valued at $1.80 per unit based on a sales price of $1.80 per unit when the units were earned, or $540,000. In December 2020, KingsCrowd converted from a limited liability company to a corporation to facilitate raising capital under Regulation A. KingsCrowd filed a Form 1-A Offering Statement under the Securities Act of 1933 and is selling shares at $1.00 per share. In connection with the conversion to a corporation, each membership interest unit converted into 12.71915 shares of common stock. As of April 30, 2022 and 2021, the Company owned 3,815,745 shares of KingsCrowd Inc., valued at $3,815,745 as of April 30, 2022 and $540,000 as of April 30, 2021.

During fiscal 2019, the Company entered a consulting contract with Netcapital Systems LLC (“Netcapital”), which allowed the Company to receive up to 1,000 membership interest units of Netcapital in return for consulting services. The Company earned 40 units in the quarter ended July 31, 2020, at a value of $91.15 per unit, or $3,646. The Company earned all 1,000 Netcapital units but sold a portion of the units in fiscal 2020 at a sales price of $91.15 per unit. As of April 30, 2022 and 2021, the Company owned 528 Netcapital units, at a value of $48,128.

On July 20, 2020 the Company entered a consulting agreement with Vymedic, Inc. for a $40,000 fee over a 5-month period. Half the fee was payable in stock and half is payable in cash. As of April 30, 2022 and 2021, the Company owned $20,000 worth of stock.

The following table summarizes the components of equity securities as of April 30, 2022 and 2021:

	April 30, 2022	April 30, 2021

Netcapital Systems LLC	$48,128	$48,128
Watch Party LLC	235,400	235,400
Zelgor Inc.	1,400,000	1,400,000
ChipBrain LLC	1,704,480	1,704,480
Vymedic Inc.	20,000	20,000
C-Reveal Therapeutics LLC	50,000	—
Deuce Drone LLC	2,350,000	2,350,000
Hiveskill LLC	712,500	—
ScanHash LLC	425,000	—
Caesars Media Group Inc.	900,000	—
Cust Corp.	1,200,000	—
Kingscrowd Inc.	3,815,745	540,000
Total	$12,861,253	$6,298,008

The above investments in equity securities are within the scope of ASC 321. The Company monitors the investments for any changes in observable prices from orderly transactions. All investments are initially measured at cost and evaluated for impairment. No impairment expense was recognized in the years ended April 30, 2022 and 2021. In fiscal 2022, the Company identified that Kingscrowd Inc. had an observable price change. The result of the price change was an increase in the fair value of the equity securities totaling $3,275,745 in the fiscal year ended April 30, 2022, which was recorded in the income statement as an unrealized gain on equity securities. In fiscal 2021, there were observable price changes in two securities, ChipBrain LLC and Deuce Drone LLC. The result of these price changes was an increase in the fair value of the equity securities totaling $2,571,494 in the fiscal year ended April 30, 2021, which was recorded in the income statement as an unrealized gain on equity securities.

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

The Company finalized the allocation of the purchase price of the assets acquired in the purchase of MSG. The value assigned to the professional practice was derived using multi-period excess earnings methods under the income approach. This approach estimates the excess earnings generated over the lives of the customers that existed as of the acquisition date and discounts such earnings to present value. The customers, the business practice and other intangible assets are deemed to have a useful life of fifteen years and will be amortized on a straight-line basis over the useful life.

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

None of MSG’s revenues and earnings are included in the Company’s consolidated income statements through the day of closing of November 8, 2021. The consolidated income statements for the year ended April 30, 2022, include $250,100 in revenues from MSG for the period November 8, 2021 to April 30, 2022. MSG was a newly formed company with no operations when it was purchased. It had intangible assets that were contributed by its founder (the “Founder”) and no liabilities. Consequently, there are no supplemental pro forma revenues and earnings to report. In conjunction with the purchase of MSG, the Company retained the Founder, who is a valuation professional, to operate the business. The parties agreed that Founder shall receive the first $360,000 in gross profits per year as his compensation, that the Company would receive the next $720,000 per year in gross profits and any gross profits beyond $1,080,000 per year shall be split one-third to the Founder and two-thirds to the Company.

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

Recognized amounts of identifiable assets acquired, and liabilities assumed:
Cash	$358,634
Current assets	8,894
Accounts payable	(22,718)
Platform users	7,080,319
Platform investors	6,288,392
Platform issuers	903,125
Unpatented technology	532,118
Total identifiable net assets	$15,148,764

The fair value of the common shares issued as the consideration for FP was determined by the most recent (the prior day’s) closing price of the Company’s common shares at the time the shares were issued. The fair value of the assets and the liabilities of FP equaled their book value. Four identifiable intangible assets were valued; platform users, platform investors, platform issuers and unpatented technology (collectively the “Intangible Assets”). The estimated market value of the Intangible Assets is approximately $27,800,000. This amount is derived from valuing the IP functionality, brand, and license of FP at $1,000,000; valuing current issuers and pipeline issuers at approximately $14,000 each; valuing platform users at $382 each; and valuing investors at $1,025 each. These values are derived from comparing the FP Intangible Assets to the values recorded by funding portal offerings of FP’s competitors in public filings via Regulation CF and Regulation A.

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

Each quarter the Company reviews events and circumstances to determine if impairment of indefinite-lived intangible assets is indicated. During the years ended April 30, 2022 and 2021, we did not identify any triggering events or circumstances, including impacts due to COVID-19, which would indicate an impairment of indefinite-lived intangible assets.

12. Subsequent Events

The Company evaluated subsequent events through the date these financial statements were available to be issued.

On July 14, 2022, the Company paid in full two outstanding convertible promissory notes and accrued interest payable totaling $310,192 by the issuance of 93,432 shares of common stock of the Company. The Company also issued 39,901 shares of common stock to pay off the $294,054 balance of supplemental consideration due to Netcapital Systems LLC. See Note 9.

On July 15, 2022, the Company completed an underwritten public offering of 1,205,000 shares of the Company’s common stock and warrants to purchase 1,205,000 shares of the Company’s common stock at a combined public offering price of $4.15 per share and warrant. The gross proceeds from the offering were $5,000,750 prior to deducting underwriting discounts, commissions, and other offering expenses. The warrants have a per share exercise price of $5.19, are exercisable immediately, and expire five years from the date of issuance.

In conjunction with this offering, the shares and warrants began trading on The Nasdaq Capital Market on July 13, 2022, under the ticker symbols “NCPL” and “NCPLW,” respectively.

In addition, the Company granted the underwriter a 45-day option to purchase up to an additional 180,750 shares of common stock and/or up to 180,750 additional warrants to cover over-allotments, if any. In connection with the closing of the offering, the underwriter partially exercised its over-allotment option and purchased an additional 111,300 warrants. The underwriter retains the right to exercise the balance of its over-allotment option within the 45-day period.

On July 21, 2022 the company paid $1 million to its secured lender, Vaxstar LLC, to reduce the principal balance on its debt from $1,400,000 to $400,000.