Form 10-Q
period 2022-07-31
Netcapital Inc.
filed 2022-09-12
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2022

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-41443

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

As of September 12, 2022 the Company had 4,297,677 Shares of its common stock, par value $0.001 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

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

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of, or any material adverse change in, one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”) could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q that modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

This Quarterly Report on Form 10-Q may include market data and certain industry data and forecasts, which we may obtain from internal company surveys, market research, consultant surveys, publicly available information, reports of governmental agencies and industry publications, articles and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. While we believe that such studies and publications are reliable, we have not independently verified market and industry data from third-party sources.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NETCAPITAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Assets:	July 31, 2022 (Unaudited)	April 30, 2022 (Audited)
Cash and cash equivalents	$2,556,170	$473,925
Related party receivable	668	668
Accounts receivable, net	2,154,700	2,433,900
Prepaid expenses	41,536	5,694
Total current assets	4,753,074	2,914,187

Deposits	6,300	6,300
Notes receivable – related parties	202,000	202,000
Purchased technology, net	15,515,623	15,536,704
Investment in affiliate	240,080	240,080
Equity securities at fair value	13,455,193	12,861,253
Total assets	$34,172,270	$31,760,524

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable
Trade	$457,826	$536,508
Related party	75,204	378,077
Accrued expenses	173,161	229,867
Stock subscription payable	33,400	33,400
Deferred revenue	602	2,532
Interest payable	247,899	222,295
Deferred tax liability, net	680,000	977,000
Related party debt	19,660	22,860
Secured note payable	400,000	1,400,000
Current portion of SBA loans	1,893,719	1,890,727
Loan payable - bank	34,324	34,324
Convertible notes payable	—	300,000
Total current liabilities	4,015,795	6,027,590

Long-term liabilities:
Long-term SBA loans, less current portion	492,081	495,073
Total liabilities	4,507,876	6,522,663

Commitments and contingencies	—	—

Stockholders' equity:
Common stock, $.001 par value; 900,000,000 shares authorized, 4,272,677 and 2,934,344 shares issued and outstanding	4,273	2,934
Shares to be issued	244,250	244,250
Capital in excess of par value	26,840,486	22,479,769
Retained earnings	2,575,385	2,510,908
Total stockholders' equity	29,664,394	25,237,861
Total liabilities and stockholders' equity	$34,172,270	$31,760,524

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	July 31, 2022	July 31, 2021

Revenues	$1,340,573	$625,187
Costs of services	21,063	28,305
Gross profit	1,319,510	596,882

Costs and expenses:
Consulting expense	125,611	316,631
Marketing	7,780	21,826
Rent	17,212	12,130
Payroll and payroll related expenses	769,940	927,333
General and administrative costs	392,297	395,052
Total costs and expenses	1,312,840	1,672,972
Operating income (loss)	6,670	(1,076,090)

Other income (expense):
Interest expense	(36,312)	(35,245)
Gain on debt conversion	224,260	—
Amortization of intangible assets	(21,081)	—
Realized loss on sale of investment	(406,060)	—
Unrealized gain on equity securities	—	3,275,745
Total other income (expense)	(239,193)	3,240,500
Net income (loss) before taxes	(232,523)	2,164,410
Income tax expense (benefit)	(297,000)	707,000
Net income	$64,477	$1,457,410

Basic earnings per share	$0.02	$0.66
Diluted earnings per share	$0.02	$0.65

Weighted average number of common shares outstanding:
Basic	3,168,547	2,206,118
Diluted	3,171,397	2,241,675

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

 For the Three Months Ended July 31, 2022 and the Year Ended April 30, 2022

	Common Stock
	Shares	Amount	Common Stock To Be Issued	Capital in Excess of Par Value	Retained Earnings (Deficit)	Total Equity
Balance, April 30, 2021	2,178,766	$2,178	$—	$15,168,987	$(992,622)	$14,178,543

Q1 stock-based compensation	937	2		14,054	—	14,056
Sale of common stock	176,934	176		1,592,219	—	1,592,395
Shares issued to settle related party accounts payable	361,736	362		3,523,100	—	3,523,462
Net income, July 31, 2021	—	—	—	—	1,457,410	1,457,410
Balance, July 31, 2021	2,718,373	2,718	—	20,298,360	464,788	20,765,866

Q2 stock-based compensation	937	1		10,072	—	10,073
Net loss, October 31, 2021	—	—	—	—	(274,156)	(274,156)
Balance, October 31, 2021	2,719,310	2,719	—	20,308,432	190,632	20,501,783

Q3 stock-based compensation	55,312	55		553,967	—	554,022
Purchase of equity interest	50,000	50		499,950	—	500,000
Purchase of MSG Development Corp.	50,000	50	244,250	488,450	—	732,750
Sale of common stock	22,222	22		199,978	—	200,000
Net income, January 31, 2022	—	—	—	—	1,821,006	1,821,006
Balance, January 31, 2022	2,896,844	2,896	244,250	22,050,777	2,011,638	24,309,561

Q4 stock-based compensation	—	—		29,030	—	29,030
Purchase of equity interest	37,500	38		399,962	—	400,000
Net income, April 30, 2022	—	—	—	—	499,270	499,270
Balance, April 30, 2022	2,934,344	2,934	244,250	22,479,769	2,510,908	25,237,861
Shares issued for debt conversion	133,333	134		379,852		379,986
Sale of common stock	1,205,000	1,205		3,947,912		3,949,117
Vesting of stock options				32,953		32,953
Net income for July 31, 2022 quarter			—		64,477	64,477
Balance, July 31, 2022	4,272,677	$4,273	$244,250	$26,840,486	$2,575,385	$29,664,394

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended July 31, 2022	Three Months Ended July 31, 2021
OPERATING ACTIVITIES
Net income	$64,477	$1,457,410
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	32,953	296,980
Receipt of equity in lieu of cash	(1,200,000)	(50,000)
Unrealized gain on equity securities	—	(3,275,745)
Gain on debt conversion	(224,260)	—
Realized loss on investment	406,060	—
Changes in deferred taxes	(297,000)	707,000
Amortization of intangible assets	21,081	—
Changes in non-cash working capital balances:
Accounts receivable	279,200	24,714
Prepaid expenses	(35,842)	(60,858)
Accounts payable and accrued expenses	(135,388)	(21,904)
Deferred revenue	(1,930)	(9)
Accrued interest payable	35,796	34,771
Accounts payable – related party	(8,819)	—
Net cash used in operating activities	(1,063,672)	(887,641)

INVESTING ACTIVITIES
Proceeds from sale of investment	200,000	—
Loans to affiliates	—	(100,000)
Investment in affiliate	—	(4,501)
Net cash provided by (used in) investing activities	200,000	(104,501)

FINANCING ACTIVITIES
Proceeds from (payments to) secured lender	(1,000,000)	—
Payment of related party note	(3,200)	—
Proceeds from sale of common stock	3,949,117	577,399
Net cash provided by financing activities	2,945,917	577,399

Net increase (decrease) in cash	2,082,245	(414,743)
Cash and cash equivalents, beginning of the period	473,925	2,473,959
Cash and cash equivalents, end of the period	$2,556,170	$2,059,216

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$516	$477

Supplemental Non-Cash Investing and Financing Information:
Common stock issued to pay promissory notes	$266,272	$—
Common stock issued to pay related party payable	$113,714	$3,523,462

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1– Basis of Presentation

The accompanying unaudited condensed financial statements of Netcapital Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2022, are not necessarily indicative of the results that may be expected for the fiscal year ended April 30, 2023. For further information, refer to the audited financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended April 30, 2022.

In November 2021, the Financial Accounting Standards Board (FASB) issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance (ASU 2021-10), which requires the disclosure of government assistance received by most business entities relating to: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on a business entity's financial statements. This guidance will be effective for our annual financial statements for the year ended April 30, 2023. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (ASU 2022-03), which clarifies and amends the guidance of measuring the fair value of equity securities subject to contractual restrictions that prohibit the sale of the equity securities. The adoption of this new standard will not have a material impact on our condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 2 – Concentrations

For the three-month period ended July 31, 2022, the Company had one customer that constituted 52% of revenues and a second customer that constituted 24% of revenues. For the three-month period ended July 31, 2021, the Company had one customer that constituted 19% of its revenues and a second customer that constituted 16% of its revenues.

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

Remaining Performance Obligations

The Company's subscription terms are typically less than one year. All of the Company’s revenues in the three-month period ended July 31, 2022, which amounted to $1,340,573, are considered contract revenues. Contract revenue as of July 31, 2022 and April 30, 2022, which has not yet been recognized, amounted to $602 and $2,532, respectively, and is recorded on the balance sheet as deferred revenue. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Disaggregation of Revenue

Revenue is from U.S.-based companies with no notable geographical concentrations in any area. A distinction exists in revenue source; revenues are either generated online or from consulting services.

Revenues disaggregated by revenue source consist of the following:

	Three Months Ended July 31, 2022	Three Months Ended July 31, 2021
Consulting services	$1,161,830	$91,687
Fees from online services	178,743	533,500
Total revenues	$1,340,573	$625,187

Note 4 – Earnings Per Common Share

Net income per common and diluted share were calculated as follows for the three-month periods ended July 31, 2022 and 2021:

	Three Months Ended July 31, 2022	Three Months Ended July 31, 2021
Net income attributable to common stockholders – basic	$64,477	$1,457,410
Adjustments to net income	—	—
Net income attributable to common stockholders – diluted	$64,477	$1,457,410

Weighted average common shares outstanding - basic	3,168,547	2,206,118
Effect of dilutive securities	2,850	35,557
Weighted average common shares outstanding – diluted	3,171,397	2,241,675

Earnings per common share - basic	$0.02	$0.66
Earnings per common share - diluted	$0.02	$0.65

2,850 shares of common stock that are issuable pursuant to stock subscription agreements are included in the calculation of diluted earnings per share for the three-month period ended July 31, 2022. Outstanding warrants to purchase 1,409,732 shares of common stock are not included in the calculation of earnings per share for the three-month period ended July 31, 2022 because their effect is anti-dilutive. Outstanding options to purchase 271,000 shares of common stock are not included in the calculation of earnings per share for the three-month period ended July 31, 2022 because their effect is anti-dilutive. 35,557 shares of common stock that are issuable to satisfy a supplemental consideration liability were included for the calculation of earnings per share for the three-month period ended July 31, 2021 because their effect was dilutive.

Note 5 – Principal Financing Arrangements

The following table summarizes components debt as of July 31, 2022 and April 30, 2022:

	July 31, 2022	April 30, 2022	Interest Rate

Secured lender	$400,000	$1,400,000	8.0%
Notes payable – related parties	19,660	22,860	0.0%
Convertible promissory notes	—	300,000	1.0%
U.S. SBA loan	500,000	500,000	3.75%
U.S. SBA loan	1,885,800	1,885,800	1.0%
Loan payable – bank	34,324	34,324	5.5%
Total Debt	2,839,784	4,142,984
Less: current portion of long-term debt	2,347,703	3,647,911
Total long-term debt	$492,081	$495,073

As of July 31, 2022 and April 30, 2022, the Company owed its principal lender (“Lender”) $400,000 and $1,400,000, respectively, under an amended loan and security agreement (“Loan”) dated July 26, 2014 and amended several times thereafter so that the maturity date is now April 30, 2023.

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

As of July 31, 2022 and April 30, 2022, the Company’s related-party unsecured notes payable totaled $19,660 and $22,860, respectively.

As of July 31, 2022 and April 30, 2022, the company owed $0 and $300,000 in convertible notes payable. On July 14, 2022, the Company issued 93,432 shares of common stock valued at $266,272 to retire the $300,000 in convertible promissory notes plus accrued interest of $10,192

The Company owes $34,324 as of July 31, 2022 and April 30, 2022 to Chase Bank. The Company pays interest expense to Chase Bank, which is calculated at a rate of 7.0% per annum.

On May 6, 2020, the Company borrowed $1,885,800 (the “May Loan”), on June 17, 2020 the Company borrowed $500,000 (the “June Loan”), and on February 2, 2021, the Company borrowed $1,885,800 (the “February Loan”) from a U.S. Small Business Administration (“SBA”) loan program.

The May loan bore interest at a rate of 1% per annum and was forgiven in its entirety, including accrued interest of $18,502. As a result, the Company recognized debt forgiveness of $1,904,296 in the year ended April 30, 2022.

The June Loan required installment payments of $2,594 monthly, beginning on June 17, 2021, over a term of thirty years. However, the SBA postponed the first installment payment for 18 months, and the first payment is now due on December 17, 2022. Interest accrues at a rate of 3.75% per annum. The Company agreed to grant a continuing security interest in its assets to secure payment and performance of all debts, liabilities, and obligations to the SBA. The June Loan was personally guaranteed by the Company’s Chief Financial Officer.

The February loan bears interest at a rate of 1% per annum and the due date of the first payment has been postponed by the SBA because the Company has applied for forgiveness of the February Loan.

Note 6 – Income Taxes

As of July 31, 2022, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $1,839,000, expiring in the years of 2023 through 2042.

For the three-month periods ended July 31, 2022 and 2021, the Company recorded an income tax benefit of $297,000 and tax expense of $707,000, respectively.

As of July 31, 2022 and April 30, 2022, the Company had deferred tax assets calculated at an expected federal rate of 21%, and a state and local rate of 10%, when applicable, or approximately $898,000 and $719,000, respectively. As a result of unrealized book gains on equity securities, the Company also has a deferred tax liability of $1,578,000 and $1,696,000 as of July 31, 2022 and April 30, 2022, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of July 31, 2022 and April 30, 2022 were as follows:

	July 31, 2022	April 30, 2022

Deferred tax assets, net:
Net operating loss carryforwards	$492,000	$322,000
Bad debt allowance	40,000	40,000
Stock-based compensation	366,000	357,000
Deferred tax assets	898,000	719,000

Deferred tax liability
Unrealized gain	1,578,000	1,696,000

Net deferred tax liability	$(680,000)	$(977,000)

Note 7 – Related Party Transactions

The Company’s largest shareholder, Netcapital Systems LLC (“Systems”), owns 1,711,261 shares of common stock, or 40% of the Company’s 4,272,677 outstanding shares as of July 31, 2022. The Company has a demand note payable to Netcapital Systems LLC of $4,660. In addition, as of April 30, 2022, the Company accrued a payable to Systems of $294,054 for supplemental consideration owed in conjunction with its purchase of Netcapital Funding Portal Inc., which was paid in full on July 14, 2022, with the issuance to Systems of 39,901 shares of the Company’s common stock.

In total, the Company owed Systems $4,660 and $294,054 as of July 31, 2022 and April 30, 2022, respectively. The company paid Systems $150,000 and $50,000 in the three-month periods ended July 31, 2022 and 2021, respectively, for use of the software that runs the website www.netcapital.com.

The Company earned revenues of $26,500 and $0 for the three months ended July 31, 2022 and 2021, respectively from ChipBrain, Inc. Our Chief Executive Officer was formerly a member of the board of directors of ChipBrain, Inc. As of July 31, 2022 and April 30, 2022, the Company owned 710,200 shares of ChipBrain, Inc., valued at $1,704,480.

Our Chief Executive Officer is a member of the board of directors of KingsCrowd Inc. The Company sold 606,060 shares of KingsCrowd in June 2022 for proceeds of $200,000 and recorded a realized loss on the sale of the investment of $406,060. As of July 31, 2022 and April 30, 2022, the Company owned 3,209,685 and 3,815,745 shares of KingsCrowd Inc., valued at $3,209,685 and $3,815,745, respectively.

Our Chief Executive Officer is a member of the board of directors of Deuce Drone LLC. As of July 31, 2022 and April 30, 2022, the Company owns 2,350,000 membership interest units of Deuce Drone LLC., valued at $2,350,000. The Company has notes receivable aggregating $152,000 from Deuce Drone LLC as of July 31, 2022 and April 30, 2022.

Compensation to officers in the three-month periods ended July 31, 2022 and 2021 consisted of stock-based compensation valued at $3,664 and $92,931, respectively, and cash salary of $90,000 and $101,538, respectively.

During the three months ended July 31, 2022, we paid $12,019 to a related party to retire a note payable of $3,200 and expenses payable of $8,819.

Compensation to a related party consultant in the three-month periods ended July 31, 2022 and 2021 consisted of common stock valued at $0 and $19,378 respectively, and cash wages of $16,154 and $25,846, respectively. This consultant is also the controlling shareholder of Zelgor Inc. and $11,000 and $0 of the Company’s revenues in the three-month periods ended July 31, 2022 were from Zelgor Inc. As of July 31, 2022 and April 30, 2022, the Company owned 1,400,000 shares which are valued at $1,400,000.

As of July 31, 2022 and April 30, 2022, the Company has invested $240,080 in an affiliate, 6A Aviation Alaska Consortium, Inc., in conjunction with a land lease in an airport in Alaska. Our Chief Executive Officer is also the Chief Executive Officer of 6A Aviation Alaska Consortium, Inc.

We owe Steven Geary, a director, $31,680 as of July 31, 2022 and April 30, 2022. This obligation is not interest bearing. $16,680 is recorded as a related party trade accounts payable and $15,000 as a related party note payable. We have no signed agreements for the indebtedness to Mr. Geary.

Note 8 – Stockholders’ Equity

The Company is authorized to issue 900,000,000 shares of its common stock, par value $0.001. 4,272,677 and 2,934,344 shares were outstanding as of July 31, 2022 and April 30, 2022, respectively.

On January 27, 2022, the Company filed a Form S-8 registration statement for securities to be offered in employee benefit plans, to register 300,000 shares of common stock from the Company’s 2021 Equity Incentive Plan. On February 2, 2022, the Company granted an aggregate of 272,000 options to purchase shares of common stock of the company at a price of $10.50 per share. The options were granted to employees, consultants, and members of the board of directors. The options vest monthly on a straight-line basis over a 4-year period and expire in 10 years. As of July 31, 2022 and April 30, 2022, 271,000 options were outstanding.

During the quarter ended July 31, 2022, the Company issued 39,901 shares of common stock with a value of $113,714 to settle a related party payable of $294,054. The Company also issued 93,432 shares of common stock valued at $266,272 to retire $300,000 of convertible promissory notes plus accrued interest of $10,192. The convertible note holders also received warrants to purchase shares of common stock at a per share exercise price of $5.19, that are exercisable immediately, and expire five years from the date of issuance. These equity issuances resulted in a gain from the conversion of debt totaling $224,260, which is recorded as other income in the income statement.

On July 15, 2022, the Company completed an underwritten public offering of 1,205,000 shares of the Company’s common stock and warrants to purchase 1,205,000 shares of the Company’s common stock at a combined public offering price of $4.15 per share and warrant. The gross proceeds from the offering were $5,000,750 prior to deducting underwriting discounts, commissions, and other offering expenses, which resulted in net proceeds of $3,949,117. The warrants have a per share exercise price of $5.19, are exercisable immediately, and expire five years from the date of issuance.

In addition, the Company granted the underwriter a 45-day option to purchase up to an additional 180,750 shares of common stock and/or up to 180,750 additional warrants to cover over-allotments, if any. In connection with the closing of the offering, the underwriter partially exercised its over-allotment option and purchased an additional 111,300 warrants, and the Company issued an aggregate of 60,250 warrants to 20 individual representatives of the underwriter.

As a result of the offering, the company has warrants outstanding, with a five-year term, to purchase a total of 1,469,982 shares of its common stock at an exercise price of $5.19. The warrants issued to the underwriter’s representatives and to the underwriter were not part of a unit, consisting of one share of common stock and one warrant and are valued based upon unadjusted quoted prices on the Nasdaq market. The value of the 60,250 representatives’ warrants amounted to $26,510 and the value of the 111,300 underwriter’s warrants amounted to $48,972. The trading price of a warrant with an identical term and exercise price, under the trading symbol of NCPLW, had a closing price of $0.44 on the day the representatives’ warrants and the underwriter’s warrants were issued. The value of the warrants is not an addition to capital in excess of par value because the value of the warrants is also an offsetting offering cost.

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

For the three-month period ended July 31, 2022, stock-based compensation expense amounted to $32,953. This expense is the estimated value of the vesting of 271,000 stock options that are outstanding as of July 31, 2022, and vest on a monthly basis over a 48-month period.

For the three-month period ended July 31, 2021, stock-based compensation expense amounted to $296,980. This expense was the result of the issuance of shares of common stock.

The table below presents the components of compensation expense for the issuance of shares of common stock and stock options to employees and consultants for the three-month periods ended July 31, 2022 and 2021.

	Three Months Ended July 31, 2022	Three Months Ended July 31, 2021
Chief Executive Officer	$1,221	$40,608
Chief Financial Officer	2,443	40,608
Chief Marketing Officer	—	11,715
Related party consultant	—	19,378
VP of Digital Strategy	—	2,340
Marketing consultant	—	37,052
Marketing consultant	—	125,901
Business consultant	—	19,378
Employee and consultant options	29,289	—
Total stock-based compensation expense	$32,953	$296,980

The following tables summarize information about stock options outstanding as of July 31, 2022 and April 30, 2022:

	Options Outstanding			Options Exercisable
Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Outstanding	Price

As of April 30, 2022
$10.50 - $10.50	271,000	9.79	$10.50	16,945	$10.50

As of July 31, 2022
$10.50 - $10.50	271,000	9.54	$10.50	39,521	$10.50

	Number of Shares	Exercise Price Per Share	Average Exercise Price
Outstanding May 1, 2021	—	—	$—

Issued during year ended April 30, 2022	272,000	$10.50	$10.50

Exercised/canceled during year ended April 30, 2022	1,000	$10.50	$10.50

Outstanding April 30, 2022	271,000	$10.50	$10.50

Issued during quarter ended July 31, 2022	—	—	$—

Exercised/canceled during quarter ended July 31, 2022	—	—	$—

Options outstanding July 31, 2022	271,000	$10.50	$10.50

Options exercisable, July 31, 2022	39,521	$10.50	$10.50

Note 11 – Deposits and Commitments

We utilize an office at 1 Lincoln Street in Boston, Massachusetts. We currently pay a membership fee of approximately $5,700 a month, under a virtual office agreement that expires in September 2023 and includes a deposit of $6,300.

Note 12 – Intangible Assets

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

The following table sets forth the major categories of the intangible assts as of July 31, 2022 and April 30, 2022

	July 31, 2022	April 30, 2022

Acquired users	$14,288,695	$14,288,695
Acquired brand	583,429	583,429
Professional practice	556,830	556,830
Literary works and contracts	107,750	107,750
Total intangible assets	$15,536,704	$15,536,704

As of July 31, 2022, the weighted average remaining useful life for technology, trade names, professional practice, literary works and domains is 14.75 years. Accumulated amortization amounted to $21,081 as of July 31, 2022, resulting in net intangible assets of $15,515,623.

Note 13 – Investments

In May 2022, the Company received 1,764,706 units of Reper LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.68 per unit based on a sales price of $0.68 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,200,000. As of July 31, 2022, the Company owned 1,764,706 units which are valued at $1,200,000.

In April 2022, the Company received 3,000,000 units of Cust Corp. as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.40 per unit based on a sales price of $0.40 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,200,000. As of July 31, 2022 and April 30, 2022, the Company owned 3,000,000 units which are valued at $1,200,000.

In January 2022, the Company received 1,700,000 units of ScanHash LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.25 per unit based on a sales price of $0.25 per unit on an online funding portal. The receipt of the units satisfied $425,000 of an accounts receivable balance. As of July 31, 2022 and April 30, 2022, the Company owned 1,700,000 units which are valued at $425,000.

In January 2022, the Company received 2,850,000 units of Hiveskill LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.25 per unit based on a sales price of $0.25 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $712,500. As of July 31, 2022 and April 30, 2022, the Company owned 2,850,000 units which are valued at $712,500.

In fiscal 2022, the Company purchased a 10% interest, or 400 shares of common stock, in Caesar Media Group Inc. (“Caesar”) for an initial purchase price of 50,000 shares of the Company’s common stock, valued at $500,000. Caesar is a marketing and technology solutions provider. The purchase agreement includes additional contractual requirements for the Company and Caesar, including the issuance of an additional 150,000 shares of common stock of the Company over a two-year period. The Company issued 37,500 shares of its common stock in April 2022 as part of its contractual payment obligations. As of July 31, 2022 and April 30, 2022, there have been no observable price changes in the value of the Caesar’s common stock and the Company has valued its ownership in Caesar at cost, which is $900,000.

In May 2020, the Company entered a consulting contract with Watch Party LLC (“WP”), which allowed the Company to receive 110,000 membership interest units of WP in return for consulting services. The Company earned 97,500 membership interest units in the quarter ended July 31, 2020. The WP units are valued at $2.14 per unit based on a sales price of $2.14 per unit on an online funding portal. As of July 31, 2022 and April 30, 2022, the Company owned 110,000 WP units, which are valued at $235,400.

In May 2020, the Company entered a consulting contract with ChipBrain LLC (“Chip”), which allowed the Company to receive 710,200 membership interest units of Chip in return for consulting services. The Chip units were initially valued at $0.93 per unit based on a sales price of $0.93 per unit on an online funding portal. Subsequently, Chip sold identical units for $2.40 per unit, and as of July 31, 2022 and April 30, 2022, the 710,200 units owned by the Company are valued at $1,704,480.

In May 2020, the Company entered a consulting contract with a related party, Zelgor Inc. (“Zelgor”), which allowed the Company to receive 1,400,000 shares of common stock of Zelgor in return for consulting services. The Zelgor shares are valued at $1.00 per share based on a sales price of $1.00 per share on an online funding portal. As of July 31, 2022 and April 30, 2022, the Company owned 1,400,000 shares which are valued at $1,400,000.

On January 2, 2020, the Company entered a consulting contract with Deuce Drone LLC (“Drone”), which allowed the Company to receive 2,350,000 membership interest units of Drone in return for consulting services. The Drone units were originally valued at $0.35 per unit based on a sales price of $0.35 per unit when the units were earned, or $822,500. Drone subsequently sold identical Drone units for $1.00 per unit on an online funding portal and as of July 31, 2022 and April 30, 2022, the units owned by the Company are valued at $2,350,000

In August 2019, the Company entered a consulting contract with KingsCrowd LLC (“KingsCrowd”), which allowed the Company to receive 300,000 membership interest units of KingsCrowd in return for consulting services. The KingsCrowd units were valued at $1.80 per unit based on a sales price of $1.80 per unit when the units were earned, or $540,000. In December 2020, KingsCrowd converted from a limited liability company to a corporation to facilitate raising capital under Regulation A. KingsCrowd filed a Form 1-A Offering Statement under the Securities Act of 1933 and is selling shares at $1.00 per share. In connection with the conversion to a corporation, each membership interest unit converted into 12.71915 shares of common stock. The Company sold 606,060 shares of KingsCrowd in June 2022 for proceeds of $200,000 and recorded a realized loss on the sale of the investment of $406,060. KingsCrowd filed a post qualification offering circular amendment on July 21, 2022 and continues to sell shares of stock to the public for $1.00 per share. As of July 31, 2022 and April 30, 2022, the Company owned 3,209,685 and 3,815,745 shares of KingsCrowd, valued at $3,209,685 and $3,815,745, respectively.

During fiscal 2019, the Company entered a consulting contract with NetCapital Systems LLC (“NetCapital”), which allowed the Company to receive up to 1,000 membership interest units of NetCapital in return for consulting services. The Company earned all 1,000 Netcapital units but sold a portion of the units in fiscal 2020 at a sales price of $91.15 per unit. As of July 31, 2022 and April 30, 2022, the Company owned 528 Netcapital units, at a value of $48,128.

In July 2020 the Company entered a consulting agreement with Vymedic, Inc. for a $40,000 fee over a 5-month period. Half the fee was payable in stock and half was payable in cash. As of July 31, 2022 and April 30, 2022, the Company owned 4,000 units, at a value of $20,000.

In August 2020 the Company entered a consulting agreement with C-Reveal Therapeutics LLC (“CRT”). for a $120,000 fee over a 12-month period. $50,000 of the fee was payable in CRT units. As of July 31, 2022 and April 30, 2022, the Company owned 5,000 units, at a value of $50,000.

The following table summarizes the components of investments as of July 31, 2022 and April 30, 2022:

	July 31, 2022	April 30, 2022

Netcapital Systems LLC	$48,128	$48,128
Watch Party LLC	235,400	235,400
Zelgor Inc.	1,400,000	1,400,000
ChipBrain LLC	1,704,480	1,704,480
Vymedic Inc.	20,000	20,000
C-Reveal Therapeutics LLC	50,000	50,000
Deuce Drone LLC	2,350,000	2,350,000
Hiveskill LLC	712,500	712,500
ScanHash LLC	425,000	425,000
Caesars Media Group Inc.	900,000	900,000
Cust Corp.	1,200,000	1,200,000
Reper LLC	1,200,000	—
Kingscrowd Inc.	3,209,685	3,815,745
Total	$13,455,193	$12,861,253

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

On September 1, 2022, the Company issued 25,000 shares of common stock valued at $83,250, in conjunction with its agreement to purchase a 10% interest in Caesar Media Group, Inc.

There were no other material subsequent events that required recognition or additional disclosure in these financial statements.

PART I

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

Netcapital.com is an SEC-registered funding portal that enables private companies to raise capital online, while investors are able to invest from almost anywhere in the world, at any time, with just a few clicks. Securities offerings on the portal are accessible through individual offering pages, where companies include product or service details, market size, competitive advantages, and financial documents. Companies can accept investment from virtually anyone, including friends, family, customers, employees, etc.

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

Results of Operations

Comparison of the Three Months Ended July 31, 2022 and 2021

Our revenues for the three months ended July 31, 2022, increased by $715,386, or 114%, to $1,340,573, as compared to $625,187 during the three months ended July 31, 2021.  The increase in revenues was primarily attributed to an increase in consulting services for equity securities, which amounted to $1,025,000 during the three months ended July 31, 2022, as compared to $50,000 during the three months ended July 31, 2021. The components of revenue were as follows:

	July 31, 2022	July 31, 2021
Consulting services for equity securities	$1,025,000	$50,000
Consulting revenue	136,830	41,687
Portal fees	51,000	437,317
Listing fees	127,500	96,000
Other revenue	243	183
Total	$1,340,573	$625,187

Costs of revenues decreased by $7,242 to $21,063 for the three months ended July 31, 2022 from $28,305 during the three months ended July 31, 2021.  The decrease was primarily attributed to a decrease in portal fees during the three months ended July 31, 2022.

Payroll and payroll related expenses decreased by $157,393, or 17%, to $769,940 for the three months ended July 31, 2022, as compared to $927,333 during the three months ended July 31, 2021. The decrease was primarily attributed to a reduction in staff.

Marketing expense decreased by $14,046, or 64.4%, to $7,780 for the three months ended July 31, 2022, as compared to $21,826 during the three months ended July 31, 2021. The decrease in expense was primarily attributed to a decrease in marketing outlets that we utilized in the three months ended July 31, 2022.

Rent expense increased by $5,082, or 42%, to $17,212 for the three months ended July 31, 2022, as compared to $12,130 during the three months ended July 31, 2021. The increase was primarily attributed to a new office-space agreement that became effective in the current fiscal year.

General and administrative expenses decreased by $2,755, or 1%, to $392,297 for the three months ended July 31, 2022, from $395,052 during the three months ended July 31, 2021.  The decrease was primarily attributed to a decrease in personnel.

Consulting expense decreased by $191,020, or 60%, to $125,611 for the three months ended July 31, 2022 from $316,631 during the three months ended July 31, 2021. The decrease was primarily attributed to the decrease in stock-based consulting expense during the three months ended July 31, 2022.

Interest expense increased by $1,067 to $36,312 for the three months ended July 31, 2022, as compared to $35,245 during the three months ended July 31, 2021.  The increase in interest expense was primarily attributed to higher debt amounts with our secured lender and a higher interest rate on our secured debt.

Liquidity and Capital Resources

At July 31, 2022, we had cash and cash equivalents of $2,556,170 and working capital of $737,279 as compared to cash and cash equivalents of $473,925 and negative working capital of $3,113,403 at April 30, 2022.

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

Year over Year Changes

Net cash used in operating activities amounted to $1,063,672 and $887,641 for the three months ended July 31, 2022 and 2021, respectively.  The principal sources of cash from operating activities for the three months ended July 31, 2022 was net income of $64,477, a realized loss on investments of $406,060 and stock-based compensation of $32,953. However, these sources of cash were offset by the receipt of equity securities in lieu of cash of $1,200,000, changes in deferred taxes of $297,000 and a decrease in accounts payable and accrued expenses of $135,388. The principal source of cash from operating activities in the three months ended July 31, 2021 was net income of $1,457,410 and a non-cash item, stock-based compensation of $296,980. However, these sources of cash were offset by an unrealized gain on equity securities of $3,275,745.

Net cash provided by investing activities amounted to $200,000 in the three months ended July 31, 2022. The cash provided consisted of proceeds from the sale of 606,060 shares of an investment in KingsCrowd Inc. Net cash used in investing activities amounted to $104,501 in the three months ended July 31, 2021. The use of cash consisted of loans to affiliates of $100,000 and an investment in an affiliate of $4,501.

For the three months ended July 31, 2022, cash provided from financing activities amounted to $2,945,917, which included proceeds from the sale of common stock of $3,949,117, a payment of $3,200 for a related party note, and payment of $1,000,000 to a secured lender. For the three months ended July 31, 2021, cash provided by financing activities amounted to $577,399, which consisted of proceeds from stock subscriptions for the sale of common stock.

In the three months ended July 31, 2022 and 2021, there were no expenditures for capital assets.  We do not anticipate any capital expenditures in fiscal 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures.

The Company’s management, with the participation of the Principal Executive Officer (the “PEO”) and Principal Financial Officer (the “PFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of July 31, 2022. Based on that evaluation, the PEO and the PFO concluded that, as of July 31, 2022, such controls and procedures were effective.

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

Under the supervision and with the participation of management, including the PEO and the PFO, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of July 31, 2022, based on the criteria established in a report entitled “2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of July 31, 2022.

The Company’s annual report on Form 10-K for the year ended April 30, 2022 does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to the rules of the SEC.  The Company will continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended April 30, 2022 as filed with the SEC on August 8, 2022 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

See Item 3.02 in the Current Report filed on Form 8-K dated July 12, 2022.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2022 is formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: September 12, 2022	NETCAPITAL INC.

By: /s/ Cecilia Lenk
Cecilia Lenk
Chairman of the Board and Chief Executive Officer

By: /s/ Coreen Kraysler
Coreen Kraysler
Principal Financial Officer