Form 10-Q
period 2022-10-31
Netcapital Inc.
filed 2022-12-12
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2022

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

Not Applicable

 (Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.001 per share	NCPL	The Nasdaq Stock Market LLC

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

As of December 12, 2022 the Company had 4,619,027 shares of its common stock, par value $0.001 per share, issued and outstanding.

TABLE OF CONTENTS

Page
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.	5
Condensed Consolidated Balance Sheets as of October 31, 2022 (unaudited) and April 30, 2022	5
Condensed Consolidated Statements of Operations for the three and nine months ended October 31, 2022 and 2021 (unaudited)	6
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended October 31, 2022 and the year ended April 30, 2022 (unaudited)	7
Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2022 and 2021 (unaudited)	8
Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	23

Item 3. Quantitative and Qualitative disclosures about Market Risk.	27

Item 4. Controls and Procedures.	27

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.	28

Item1A. Risk Factors.	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	28

Item 3. Defaults Upon Senior Securities.	28

Item 4. Mine Safety Disclosures.	29

Item 5. Other Information.	29

Item 6. Exhibits.	29

Signatures.	30

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	capital requirements and the availability of capital to fund our growth and to service our existing debt;

●	difficulties executing our growth strategy, including attracting new issuers and investors;

●	our anticipated use of the net proceeds from our recent public offering;

●	economic uncertainties and business interruptions resulting from the coronavirus COVID-19 global pandemic and its aftermath;

●	as restrictions related to the coronavirus COVID-19 global pandemic are removed and face-to-face economic activities normalize, it may be difficult for us to maintain the recent sales gains that we have experienced;

●	all the risks of acquiring one or more complementary businesses, including identifying a suitable target, completing comprehensive due diligence uncovering all information relating to the target, the financial stability of the target, the impact on our financial condition of the debt we may incur in acquiring the target, the ability to integrate the target’s operations with our existing operations, our ability to retain management and key employees of the target, among other factors attendant to acquisitions of small, non-public operating companies;

●	difficulties in increasing revenue per issuer;

●	challenges related to hiring and training fintech employees at competitive wage rates;

●	difficulties in increasing the average number of investments made per investor;

●	shortages or interruptions in the supply of quality issuers;

●	our dependence on a small number of large issuers to generate revenue;

●	negative publicity relating to any one of our issuers;

●	competition from other online capital portals with significantly greater resources than we have;

●	changes in investor tastes and purchasing trends;

●	our inability to manage our growth;

●	our inability to maintain an adequate level of cash flow, or access to capital, to meet growth expectations;

●	changes in senior management, loss of one or more key personnel or an inability to attract, hire, integrate and retain skilled personnel;

●	labor shortages, unionization activities, labor disputes or increased labor costs, including increased labor costs resulting from the demand for qualified employees;

●	our vulnerability to increased costs of running an online portal with any cloud partner;

●	our vulnerability to increasing labor costs;

●	the impact of governmental laws and regulation;

●	failure to obtain or maintain required licenses;

●	changes in economic or regulatory conditions and other unforeseen conditions that prevent or delay the development of a secondary trading market for shares of equity that are sold on our online portal; and

●	inadequately protecting our intellectual property or breaches of security of confidential user information.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NETCAPITAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Assets:	October 31, 2022 (Unaudited)	April 30, 2022 (Audited)
Cash and cash equivalents	$1,565,242	$473,925
Related party receivable	668	668
Accounts receivable net	2,269,800	2,433,900
Other receivables	16,604	—
Prepaid expenses	39,236	5,694
Total current assets	3,891,550	2,914,187

Deposits	6,300	6,300
Notes receivable – related parties	202,000	202,000
Purchased technology, net	15,494,542	15,536,704
Investment in affiliate	240,080	240,080
Equity securities at fair value	15,112,601	12,861,253
Total assets	$34,947,073	$31,760,524

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable
Trade	$451,903	$536,508
Related party	75,204	378,077
Accrued expenses	250,179	229,867
Stock subscription payable	10,000	33,400
Deferred revenue	660	2,532
Interest payable	270,083	222,295
Deferred tax liability, net	779,000	977,000
Related party debt	19,660	22,860
Secured note payable	400,000	1,400,000
Current portion of SBA loans	1,896,737	1,890,727
Loan payable - bank	34,324	34,324
Convertible notes payable	—	300,000
Total current liabilities	4,187,750	6,027,590

Long-term liabilities:
Long-term SBA loans, less current portion	489,063	495,073
Total liabilities	4,676,813	6,522,663

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $.001 par value; 900,000,000 shares authorized, 4,312,777 and 2,934,344 shares issued and outstanding	4,313	2,934
Shares to be issued	244,250	244,250
Capital in excess of par value	27,263,174	22,479,769
Retained earnings	2,758,523	2,510,908
Total stockholders’ equity	30,270,260	25,237,861
Total liabilities and stockholders’ equity	$34,947,073	$31,760,524

See Accompanying Notes to the Condensed Consolidated Financial Statements

 NETCAPITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	October 31, 2022	October 31, 2021	October 31, 2022	October 31, 2021

Revenues	$1,778,973	$1,199,822	$3,119,546	$1,825,009
Costs of services	36,235	17,775	57,298	46,080
Gross profit	1,742,738	1,182,047	3,062,248	1,778,929

Costs and expenses:
Consulting expense	199,781	183,030	325,392	365,635
Marketing	32,882	22,000	40,662	43,826
Rent	17,187	10,481	34,399	22,611
Payroll and payroll related expenses	876,908	730,296	1,646,848	1,791,655
General and administrative costs	280,815	561,370	673,112	956,422
Total costs and expenses	1,407,573	1,507,177	2,720,413	3,180,149
Operating income (loss)	335,165	(325,130)	341,835	(1,401,220)

Other income (expense):
Interest expense	(22,978)	(35,026)	(59,290)	(70,271)
Gain on debt conversion	—	—	224,260	—
Amortization of intangible assets	(21,081)	—	(42,162)	—
Realized loss on sale of investment	—	—	(406,060)	—
Unrealized gain (loss) on equity securities	(8,968)	—	(8,968)	3,275,745
Total other income (expense)	(53,027)	(35,026)	(292,220)	3,205,474
Net income (loss) before taxes	282,138	(360,156)	49,615	1,804,254
Income tax expense (benefit)	99,000	(86,000)	(198,000)	621,000
Net income (loss)	$183,138	$(274,156)	$247,615	$1,183,254

Basic earnings (loss) per share	$0.04	$(0.10)	$0.07	$0.48
Diluted earnings (loss) per share	$0.04	$(0.10)	$0.07	$0.47

Weighted average number of common shares outstanding:
Basic	4,289,802	2,718,383	3,729,174	2,462,251
Diluted	4,290,052	2,718,383	3,729,424	2,497,808

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

 (UNAUDITED)

 For the Six Months Ended October 31, 2022 and the Year Ended April 30, 2022

	Common Stock
	Shares	Amount	Shares To Be Issued	Capital in Excess of Par Value	Retained Earnings (Deficit)	Total Equity
Balance, April 30, 2021	2,178,766	$2,178	$—	$15,168,987	$(992,622)	$14,178,543

Q1 stock-based compensation	937	2		14,054	—	14,056
Sale of common stock	176,934	176		1,592,219	—	1,592,395
Shares issued to acquire funding port:	361,736	362		3,523,100	—	3,523,462
Net income, July 31, 2021	—	—	—	—	1,457,410	1,457,410
Balance, July 31, 2021	2,718,373	2,718	—	20,298,360	464,788	20,765,866

Q2 stock-based compensation	937	1		10,072	—	10,073
Net loss, October 31, 2021	—	—	—	—	(274,156)	(274,156)
Balance, October 31, 2021	2,719,310	2,719	—	20,308,432	190,632	20,501,783

Q3 stock-based compensation	55,312	55		553,967	—	554,022
Purchase of equity interest	50,000	50		499,950	—	500,000
Purchase of MSG Development Corp.	50,000	50	244,250	488,450	—	732,750
Sale of common stock	22,222	22		199,978	—	200,000
Net income, January 31, 2022	—	—	—	—	1,821,006	1,821,006
Balance, January 31, 2022	2,896,844	2,896	244,250	22,050,777	2,011,638	24,309,561

Q4 stock-based compensation	—	—		29,030	—	29,030
Purchase of equity interest	37,500	38		399,962	—	400,000
Net income, April 30, 2022	—	—	—	—	499,270	499,270
Balance, April 30, 2022	2,934,344	2,934	244,250	22,479,769	2,510,908	25,237,861

Shares issued for debt conversion	133,333	134		379,852		379,986
Sale of common stock	1,205,000	1,205		3,947,912		3,949,117
Vesting of stock options				32,953		32,953
Net income for July 31, 2022 quarter			—		64,477	64,477
Balance, July 31, 2022	4,272,677	4,273	244,250	26,840,486	2,575,385	29,664,394

Sale of common stock	2,600	3	—	23,397		23,400
Purchase of equity interest	37,500	37		366,338		366,375
Vesting of stock options				32,953		32,953
Net income for Oct. 31, 2022 quarter					183,138	183,138
Balance October 31, 2022	4,312,777	$4,313	$244,250	$27,263,174	$2,758,523	$30,270,260

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	6 Months Ended October 31, 2022	6 Months Ended October 31, 2021
OPERATING ACTIVITIES
Net income	$247,615	$1,183,254
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	65,906	483,067
Receipt of equity in lieu of cash	(2,500,000)	(50,000)
Unrealized (gain) loss on equity securities	8,968	(3,275,745)
Gain on debt conversion	(224,260)	—
Realized loss on investment	406,060	—
Changes in deferred taxes	(198,000)	621,000
Amortization of intangible assets	42,162	—
Changes in non-cash working capital balances:
Accounts receivable	164,100	(792,742)
Receivable from bank	—	(212,252)
Prepaid expenses	(33,542)	16,983
Other receivables	(16,604)	—
Accounts payable and accrued expenses	(64,294)	59,094
Deferred revenue	(1,872)	48
Accrued interest payable	57,980	69,167
Accounts payable – related party	(8,819)	—
Net cash used in operating activities	(2,054,600)	(1,898,126)

INVESTING ACTIVITIES
Proceeds from sale of investment	200,000	—
Loans to affiliates	—	(130,000)
Investment in affiliate	—	(117,166)
Net cash provided by (used in) investing activities	200,000	(247,166)

FINANCING ACTIVITIES
Payment to secured lender	(1,000,000)	—
Payment of related party note	(3,200)	—
Proceeds from sale of common stock	3,949,117	612,299
Net cash provided by financing activities	2,945,917	612,299

Net increase (decrease) in cash	1,091,317	(1,532,993)
Cash and cash equivalents, beginning of the period	473,925	2,473,959
Cash and cash equivalents, end of the period	$1,565,242	$940,966

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$1,310	$1,110

Supplemental Non-Cash Investing and Financing Information:
Common stock issued to pay promissory notes	$266,272	$—
Common stock issued to pay related party payable	$113,714	$3,523,462

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1– Basis of Presentation

The accompanying unaudited condensed financial statements of Netcapital Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six- and three-month periods ended October 31, 2022, are not necessarily indicative of the results that may be expected for the fiscal year ended April 30, 2023. For further information, refer to the audited financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended April 30, 2022.

In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. If early adopted, the amendments are applied retrospectively to all business combinations for which the acquisition date occurred during the fiscal year of adoption. This ASU is currently not expected to have a material impact on our consolidated financial statements.

In November 2021, the Financial Accounting Standards Board (FASB) issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosure by Business Entities about Government Assistance (ASU 2021-10), which requires the disclosure of government assistance received by most business entities relating to: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on a business entity’s financial statements. The additional annual disclosures required are not expected to have a material impact on our consolidated financial statements.

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurements (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (ASU 2022-03), which clarifies and amends the guidance of measuring the fair value of equity securities subject to contractual restrictions that prohibit the sale of the equity securities. The adoption of this new standard is not expected to have a material impact on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 2 – Concentrations

For the three and six months ended October 31, 2022, the Company had one customer that constituted 79% and 67% of revenues, and a second customer that constituted 0% and 10% of revenues, respectively. For the three and six months ended October 31, 2021, the Company had one customer that constituted 42% and 28% of revenues, and a second customer that constituted 33% and 22% of revenues, respectively.

Note 3 – Revenue Recognition

Revenue Recognition under ASC 606

The Company recognizes service revenue from its consulting contracts, funding portal and game website using the five-step model as prescribed by ASC 606:

●	Identification of the contract, or contracts, with a customer.
●	Identification of the performance obligations in the contract.
●	Determination of the transaction price.
●	Allocation of the transaction price to the performance obligations in the contract; and
●	Recognition of revenue when or as the Company satisfies a performance obligation.

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

When a contract with a customer is signed, the Company assesses whether collection of the fees under the arrangement is probable. The Company estimates the amount to reserve for uncollectible amounts based on the aging of the contract balance, current and historical customer trends, and communications with its customers. These reserves are recorded as operating expenses against the contract assets.

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

Remaining Performance Obligations

The Company’s subscription terms are typically less than one year. All of the Company’s revenues in the three and six months ended October 31, 2022, which amounted to $1,778,973 and $3,119,546, respectively, are considered contract revenues. Contract revenue as of October 31, 2022 and April 30, 2022, which has not yet been recognized, amounted to $660 and $2,532, respectively, and is recorded on the balance sheet as deferred revenue. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Disaggregation of Revenue

Revenue is from U.S.-based companies with no notable geographical concentrations in any area. A distinction exists in revenue source; revenues are either generated online or from consulting services.

Revenues disaggregated by revenue source consist of the following:

	Three Months Ended Oct. 31, 2022	Three Months Ended Oct. 31, 2021	Six Months Ended Oct. 31, 2022	Six Months Ended Oct. 31, 2021
Consulting services	$1,594,560	$902,174	$2,756,390	$988,507
Fees from online services	184,413	297,648	363,156	836,502
Total revenues	$1,778,973	$1,199,822	$3,119,546	$1,825,009

Note 4 – Earnings Per Common Share

Net income per common and diluted share were calculated as follows for the three- and six-month periods ended October 31, 2022 and 2021:

	Three Months Ended October 31, 2022	Three Months Ended October 31, 2021	Six Months Ended October 31, 2022	Six Months Ended October 31, 2021
Net income attributable to common stockholders – basic	$183,138	$(274,156)	$247,615	$1,183,254
Adjustments to net income	—	—	—	—
Net income attributable to common stockholders – diluted	$183,138	$(274,156)	$247,615	$1,183,254

Weighted average common shares outstanding - basic	4,289,802	2,718,383	3,729,174	2,462,251
Effect of dilutive securities	250	—	250	35,557
Weighted average common shares outstanding – diluted	4,290,052	2,718,383	3,729,424	2,497,808

Earnings per common share - basic	$0.04	$(0.10)	$0.07	$0.48
Earnings per common share - diluted	$0.04	$(0.10)	$0.07	$0.47

250 shares of common stock that are issuable pursuant to stock subscription agreements are included in the calculation of diluted earnings per share for the three and six months ended October 31, 2022. Outstanding warrants to purchase 1,409,732 shares of common stock are not included in the calculation of earnings per share for the three and six months ended October 31, 2022 because their effect is anti-dilutive. Outstanding options to purchase 262,000 shares of common stock are not included in the calculation of earnings per share for the three and six months ended October 31, 2022 because their effect is anti-dilutive. 35,557 shares that are issuable to satisfy a supplemental consideration liability were excluded for the calculation of loss per share for the three months ended October 31, 2021 because their effect is antidilutive.

Note 5 – Principal Financing Arrangements

The following table summarizes components debt as of October 31, 2022 and April 30, 2022:

	October 31, 2022	April 30, 2022	Interest Rate

Secured lender	$400,000	$1,400,000	8.0%
Notes payable – related parties	19,660	22,860	0.0%
Convertible promissory notes	—	300,000	8.0%
U.S. SBA loan	500,000	500,000	3.75%
U.S. SBA loan	1,885,800	1,885,800	1.0%
Loan payable – bank	34,324	34,324	7.50%
Total Debt	2,839,784	4,142,984
Less: current portion of long-term debt	2,350,721	3,647,911
Total long-term debt	$489,063	$495,073

As of October 31, 2022 and April 30, 2022, the Company owed its principal lender (“Lender”) $400,000 and $1,400,000, respectively, under an amended loan and security agreement (“Loan”) dated July 26, 2014 and amended several times thereafter so that the maturity date is now April 30, 2023.

In connection with the financing, the Company has agreed to certain restrictive covenants, including, among others, that the Company may not convey, sell, lease, transfer or otherwise dispose of any part of its business or property, except as permitted in the agreement, dissolve, liquidate or merge with any other party unless, in the case of a merger, the Company is the surviving entity, incur any indebtedness except as defined in the agreement, create or allow a lien on any of its assets or collateral that has been pledged to the Lender, make any loans to any person, except for prepaid items or deposits incurred in the ordinary course of business, or make any material capital expenditures. To secure the payment of all obligations to the Lender, the Company granted the Lender a continuing security interest and first lien on all of the assets of the Company.

As of October 31, 2022 and April 30, 2022, the Company’s related-party unsecured notes payable totaled $19,660 and $22,860, respectively.

As of October 31, 2022 and April 30, 2022, the company owed $0 and $300,000 in convertible notes payable. On July 14, 2022, the Company issued 93,432 shares of common stock valued at $266,272 to retire the $300,000 in convertible promissory notes plus accrued interest of $10,192

The Company owes $34,324 as of October 31, 2022 and April 30, 2022 to Chase Bank. The Company pays interest expense to Chase Bank, which is calculated at a rate of 7.0% per annum.

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

Note 6 – Income Taxes

As of October 31, 2022, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $1,524,000, expiring in the years of 2023 through 2042.

For the three and six months ended October 31, 2022, the Company recorded income tax expense of $99,000 and an income tax benefit of $198,000, respectively. For the three and six months ended October 31, 2021, the Company recorded an income tax benefit of $86,000 and tax expense of $621,000, respectively.

As of October 31, 2022 and April 30, 2022, the Company had deferred tax assets calculated at an expected federal rate of 21%, and a state and local rate of 8%, when applicable, or approximately $796,000 and $719,000, respectively. As a result of unrealized book gains on equity securities, the Company also has a deferred tax liability of $1,575,000 and $1,696,000 as of October 31, 2022 and April 30, 2022, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of October 31, 2022 and April 30, 2022 were as follows:

	October 31, 2022	April 30, 2022

Deferred tax assets, net:
Net operating loss carryforwards	$380,000	$322,000
Bad debt allowance	40,000	40,000
Stock-based compensation	376,000	357,000
Deferred tax assets	796,000	719,000

Deferred tax liability
Unrealized gain	1,575,000	1,696,000

Net deferred tax liability	$(779,000)	$(977,000)

Note 7 – Related Party Transactions

The Company’s largest shareholder, Netcapital Systems LLC (“Systems”), owns 1,711,261 shares of common stock, or 40% of the Company’s 4,312,777 outstanding shares as of October 31, 2022. The Company has a demand note payable to Systems of $4,660. In addition, as of April 30, 2022, the Company accrued a payable to Systems of $294,054 for supplemental consideration owed in conjunction with its purchase of Netcapital Funding Portal Inc., which was paid in full on July 14, 2022, with the issuance to Systems of 39,901 shares of the Company’s common stock.

In total, the Company owed Systems $4,660 and $294,054 as of October 31, 2022 and April 30, 2022, respectively. The company paid Systems $50,000 and $150,000 in the three and six months ended October 31, 2022, respectively, and $207,428 and $257,428 in the three and six months ended October 31, 2022 and 2021, respectively, for use of the software that runs the website www.netcapital.com.

Our Chief Executive Officer is a member of the board of directors of KingsCrowd Inc. The Company sold 606,060 shares of KingsCrowd in June 2022 for proceeds of $200,000 and recorded a realized loss on the sale of the investment of $406,060. As of October 31, 2022 and April 30, 2022, the Company owned 3,209,685 and 3,815,745 shares of KingsCrowd Inc., valued at $3,209,685 and $3,815,745, respectively.

Our Chief Executive Officer is a member of the board of directors of Deuce Drone LLC. As of October 31, 2022 and April 30, 2022, the Company owns 2,350,000 membership interest units of Deuce Drone LLC., valued at $2,350,000. The Company has notes receivable aggregating $152,000 from Deuce Drone LLC as of October 31, 2022 and April 30, 2022.

Compensation to officers in the three- and six-month periods ended October 31, 2022 consisted of stock-based compensation valued at $6,107 and $12,215, respectively, and cash salary of $112,500 and $202,500, respectively. Compensation to officers in the three- and six-month periods ended October 31, 2021 consisted of stock-based compensation valued at $8,396 and $101,327, respectively, and cash salary of $72,000 and $144,000, respectively.

During the six months ended October 31, 2022, we paid $12,019 to a related party to retire a note payable of $3,200 and expenses payable of $8,819. No payments we made during the three months ended October 31, 2022.

Compensation to a related party consultant in the three- and six-month periods ended October 31, 2022 and 2021 consisted of cash wages of $15,000 and $30,000, respectively, and stock-based compensation of $6,530 and $25,908 for the three and six months ended October 31, 2021, respectively. This consultant is also the controlling shareholder of Zelgor Inc. and $16,500 and $27,500 of the Company’s revenues in the three and six months ended October 31, 2022 were from Zelgor Inc. As of October 31, 2022 and April 30, 2022, the Company owned 1,400,000 shares which are valued at $1,400,000.

As of October 31, 2022 and April 30, 2022, the Company has invested $240,080 in an affiliate, 6A Aviation Alaska Consortium, Inc., in conjunction with a land lease in an airport in Alaska. Our Chief Executive Officer is also the Chief Executive Officer of 6A Aviation Alaska Consortium, Inc.

We owe Steven Geary, a director, $31,680 as of October 31, 2022 and April 30, 2022. This obligation is not interest bearing. $16,680 is recorded as a related party trade accounts payable and $15,000 as a related party note payable. We have no signed agreements for the indebtedness to Mr. Geary.

Note 8 – Stockholders’ Equity

The Company is authorized to issue 900,000,000 shares of its common stock, par value $0.001. 4,312,777 and 2,934,344 shares were outstanding as of October 31, 2022 and April 30, 2022, respectively.

On January 27, 2022, the Company filed a Form S-8 registration statement for securities to be offered in employee benefit plans, to register 300,000 shares of common stock from the Company’s 2021 Equity Incentive Plan. On February 2, 2022, the Company granted an aggregate of 272,000 options to purchase shares of common stock of the company at a price of $10.50 per share. The options were granted to employees, consultants, and members of the board of directors. The options vest monthly on a straight-line basis over a 4-year period and expire in 10 years. As of October 31, 2022 and April 30, 2022, 262,000 and 271,000 options, respectively, were outstanding.

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

The following tables summarize information about warrants outstanding as of October 31, 2022 and April 30, 2022:

	Warrants Outstanding				Warrants Exercisable
Weighted-
			Average	Weighted-		Weighted-
Range of			Remaining	Average		Average
Exercise	Number		Contractual	Exercise	Number	Exercise
Prices	Outstanding		Life (Years)	Price	Outstanding	Price

As of April 30, 2022
—	-	—	—	$—	—	$—

As of October 31, 2022
$5.19 - $5.19	1,469,982		4.72	$5.19	1,409,732	$5.19

	Number of Shares	Exercise Price Per Share	Average Exercise Price
Outstanding May 1, 2021	—	—	$—

Issued during year ended April 30, 2022	—	—	$—

Exercised/canceled during year ended April 30, 2022	—	—	$—

Outstanding April 30, 2022	—	—	$—

Issued during six months ended October 31, 2022	1,469,982	$5.19	$5.19

Exercised/canceled during six months ended October 31, 2022	—	—	$—

Warrants outstanding October 31, 2022	1,469,982	$5.19	$5.19

Warrants exercisable, October 31, 2022	1,409,732	$5.19	$5.19

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

During the quarter ended October 31, 2022, the Company issued 37,500 shares of common stock, valued at $104,487, in conjunction with the purchase of a 10% equity stake in Caesar Media Group, Inc. The Company also issued 2,600 shares of common stock in conjunction with a stock subscription agreement with accredited investors, valued at $23,400.

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

For the three and six months ended October 31, 2022, stock-based compensation expense amounted to $32,953 and $65,906, respectively. This expense is the estimated value of the vesting of 262,000 stock options that are outstanding as of October 31, 2022, and vest on a monthly basis over a 48-month period.

For the three and six months ended October 31, 2021, stock-based compensation expense amounted to $186,087 and 483,067, respectively.

The table below presents the components of compensation expense for the issuance of shares of common stock and stock options to employees and consultants for the three- and six-month periods ended October 31, 2022 and 2021.

Stock-based compensation expense	Three Months Ended Oct. 31, 2022	Three Months Ended Oct. 31, 2021	Six Months Ended Oct. 31, 2022	Six Months Ended Oct. 31, 2021
Chief Executive Officer	$1,221	$—	$2,442	$40,608
Chief Financial Officer	2,443	—	4,886	40,608
Chief Marketing Officer	—	8,396	—	20,111
Related party consultant	—	6,530	—	25,908
VP of Digital Strategy	—	1,677	—	4,017
Marketing consultant	—	37,052	—	74,104
Marketing consultant	—	125,902	—	251,803
Employee and consultant options	29,289	—	58,578	—
Business consultant	—	6,530	—	25,908
Total stock-based compensation expense	$32,953	$186,087	$65,906	$483,067

The following tables summarize information about stock options outstanding as of October 31, 2022 and April 30, 2022:

	Options Outstanding			Options Exercisable
Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Outstanding	Price

As of April 30, 2022
$10.50 - $10.50	271,000	9.79	$10.50	16,945	$10.50

As of October 31, 2022
$10.50 - $10.50	262,000	9.28	$10.50	54,583	$10.50

	Number of Shares	Exercise Price Per Share	Average Exercise Price
Outstanding May 1, 2021	—	—	$—

Issued during year ended April 30, 2022	272,000	$10.50	$10.50

Exercised/canceled during year ended April 30, 2022	(1,000)	$10.50	$10.50

Outstanding April 30, 2022	271,000	$10.50	$10.50

Issued during six months ended October 31, 2022	—	—	$—

Exercised/canceled during six months ended October 31, 2022	(9,000)	$10.50	$10.50

Options outstanding October 31, 2022	262,000	$10.50	$10.50

Options exercisable, October 31, 2022	54,583	$10.50	$10.50

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

The following table sets forth the major categories of the intangible assts as of October 31, 2022 and April 30, 2022

	October 31, 2022	April 30, 2022

Acquired users	$14,288,695	$14,288,695
Acquired brand	583,429	583,429
Professional practice	556,830	556,830
Literary works and contracts	107,750	107,750
Total intangible assets	$15,536,704	$15,536,704

As of October 31, 2022, the weighted average remaining useful life for technology, trade names, professional practice, literary works and domains is 14.5 years. Accumulated amortization amounted to $42,162 as of October 31, 2022, resulting in net intangible assets of $15,494,542.

Note 13 – Investments

In August 2022, the Company received 1,911,765 units of NetWire LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.68 per unit based on a sales price of $0.68 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,300,000. As of October 31, 2022, the Company owned 1,911,765 units which are valued at $1,300,000.

In May 2022, the Company received 1,764,706 units of Reper LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.68 per unit based on a sales price of $0.68 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,200,000. As of October 31, 2022, the Company owned 1,764,706 units which are valued at $1,200,000.

In April 2022, the Company received 3,000,000 units of Cust Corp. as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.40 per unit based on a sales price of $0.40 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,200,000. As of October 31, 2022 and April 30, 2022, the Company owned 3,000,000 units which are valued at $1,200,000.

In January 2022, the Company received 1,700,000 units of ScanHash LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.25 per unit based on a sales price of $0.25 per unit on an online funding portal. The receipt of the units satisfied $425,000 of an accounts receivable balance. As of October 31, 2022 and April 30, 2022, the Company owned 1,700,000 units which are valued at $425,000.

In January 2022, the Company received 2,850,000 units of Hiveskill LLC as payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.25 per unit based on a sales price of $0.25 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $712,500. As of October 31, 2022 and April 30, 2022, the Company owned 2,850,000 units which are valued at $712,500.

In fiscal 2022, the Company purchased a 10% interest, or 400 shares of common stock, in Caesar Media Group Inc. (“Caesar”) for an initial purchase price of 50,000 shares of the Company’s common stock, valued at $500,000. Caesar is a marketing and technology solutions provider. The purchase agreement includes additional contractual requirements for the Company and Caesar, including the issuance of an additional 150,000 shares of common stock of the Company over a two-year period. The Company issued 37,500 shares of its common stock in April 2022, 25,000 shares of its common stock in September 2022, and 12,500 shares of its common stock in October 2022, as part of its contractual payment obligations. As of October 31, 2022 and April 30, 2022, there have been no observable price changes in the value of the Caesar’s common stock and the Company has valued its ownership in Caesar at cost, which is $1,004,488.

In May 2020, the Company entered a consulting contract with Watch Party LLC (“WP”), which allowed the Company to receive 110,000 membership interest units of WP in return for consulting services. The Company earned 97,500 membership interest units in the quarter ended July 31, 2020. The WP units are valued at $2.14 per unit based on a sales price of $2.14 per unit on an online funding portal. As of October 31, 2022 and April 30, 2022, the Company owned 110,000 WP units, which are valued at $235,400.

In May 2020, the Company entered a consulting contract with ChipBrain LLC (“Chip”), which allowed the Company to receive 710,200 membership interest units of Chip in return for consulting services. The Chip units were initially valued at $0.93 per unit based on a sales price of $0.93 per unit on an online funding portal. Subsequently, Chip sold identical units for $2.40 per unit, and as of October 31, 2022 and April 30, 2022, the 710,200 units owned by the Company are valued at $1,704,480.

In May 2020, the Company entered a consulting contract with a related party, Zelgor Inc. (“Zelgor”), which allowed the Company to receive 1,400,000 shares of common stock of Zelgor in return for consulting services. The Zelgor shares are valued at $1.00 per share based on a sales price of $1.00 per share on an online funding portal. As of October 31, 2022 and April 30, 2022, the Company owned 1,400,000 shares which are valued at $1,400,000.

On January 2, 2020, the Company entered a consulting contract with Deuce Drone LLC (“Drone”), which allowed the Company to receive 2,350,000 membership interest units of Drone in return for consulting services. The Drone units were originally valued at $0.35 per unit based on a sales price of $0.35 per unit when the units were earned, or $822,500. Drone subsequently sold identical Drone units for $1.00 per unit on an online funding portal and as of October 31, 2022 and April 30, 2022, the units owned by the Company are valued at $2,350,000

In August 2019, the Company entered a consulting contract with KingsCrowd LLC (“KingsCrowd”), which allowed the Company to receive 300,000 membership interest units of KingsCrowd in return for consulting services. The KingsCrowd units were valued at $1.80 per unit based on a sales price of $1.80 per unit when the units were earned, or $540,000. In December 2020, KingsCrowd converted from a limited liability company to a corporation to facilitate raising capital under Regulation A. KingsCrowd filed a Form 1-A Offering Statement under the Securities Act of 1933 and is selling shares at $1.00 per share. In connection with the conversion to a corporation, each membership interest unit converted into 12.71915 shares of common stock. The Company sold 606,060 shares of KingsCrowd in June 2022 for proceeds of $200,000 and recorded a realized loss on the sale of the investment of $406,060. KingsCrowd filed a post qualification offering circular amendment on July 21, 2022 and continues to sell shares of stock to the public for $1.00 per share. As of October 31, 2022 and April 30, 2022, the Company owned 3,209,685 and 3,815,745 shares of KingsCrowd, valued at $3,209,685 and $3,815,745, respectively.

During fiscal 2019, the Company entered a consulting contract with NetCapital Systems LLC (“NetCapital”), which allowed the Company to receive up to 1,000 membership interest units of NetCapital in return for consulting services. The Company earned all 1,000 Netcapital units but sold a portion of the units in fiscal 2020 at a sales price of $91.15 per unit. As of October 31, 2022 and April 30, 2022, the Company owned 528 Netcapital units, at a value of $48,128.

In July 2020 the Company entered a consulting agreement with Vymedic, Inc. for a $40,000 fee over a 5-month period. Half the fee was payable in stock and half was payable in cash. As of October 31, 2022 and April 30, 2022, the Company owned 4,000 units, at a value of $11,032 and $20,000, respectively. Based upon recent sales of shares of common stock of Vymedic Inc., the per share value dropped from $5.00 per share to $2.758 per share, and the Company recorded an unrealized loss on equity securities of $8,968 for the three and six months ended October 31, 2022.

In August 2020 the Company entered a consulting agreement with C-Reveal Therapeutics LLC (“CRT”). for a $120,000 fee over a 12-month period. $50,000 of the fee was payable in CRT units. As of October 31, 2022 and April 30, 2022, the Company owned 5,000 units, at a value of $50,000.

The following table summarizes the components of investments as of October 31, 2022 and April 30, 2022:

	October 31, 2022	April 30, 2022

Netcapital Systems LLC	$48,128	$48,128
Watch Party LLC	235,400	235,400
Zelgor Inc.	1,400,000	1,400,000
ChipBrain LLC	1,704,480	1,704,480
Vymedic Inc.	11,032	20,000
C-Reveal Therapeutics LLC	50,000	50,000
Deuce Drone LLC	2,350,000	2,350,000
Hiveskill LLC	712,500	712,500
ScanHash LLC	425,000	425,000
Caesars Media Group Inc.	1,266,376	900,000
Cust Corp.	1,200,000	1,200,000
Reper LLC	1,200,000	—
Kingscrowd Inc.	3,209,685	3,815,745
Netwire LLC	1,300,000	—
Total	$15,112,601	$12,861,253

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

In November 2022, the Company issued 6,250 shares of common stock in conjunction with its agreement dated October 30, 2021, to purchase MSG Development Corp.

In December 2022, the Company issued 300,000 shares of common stock to purchase all intellectual property, source code, logo, domain names and associated intangible assets of an interactive video platform known as 1ON1.FANS.

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

Overview

Netcapital Inc. is a fintech company with a scalable technology platform that allows private companies to raise capital online from accredited and non-accredited investors. We give virtually all investors the opportunity to access investments in private companies. Our model is disruptive to traditional private equity investing and is based on Title III, Reg CF of the JOBS Act. We generate fees from listing private companies on our portal. Our consulting group, Netcapital Advisors, provides marketing and strategic advice in exchange for equity positions and cash fees. The Netcapital funding portal is registered with the SEC, is a member of the Financial Industry Regulatory Authority, or FINRA, a registered national securities association, and provides investors with opportunities to invest in private companies.

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

The company’s consulting group, Netcapital Advisors helps companies at all stages to raise capital. Netcapital Advisors provides strategic advice, technology consulting and digital marketing services to assist with fundraising campaigns on the Netcapital platform. The company also acts as an incubator and accelerator for select disruptive start-ups.

Netcapital Advisors’ services include:

●	incubation of technology start-ups;
●	investor introductions;
●	digital marketing;
●	website design, software and software development;
●	message crafting, including pitch decks, offering pages, and ad creation;
●	strategic advice; and
●	technology consulting.

Results of Operations

Comparison of the Three Months Ended October 31, 2022 and 2021

Our revenues for the three months ended October 31, 2022, increased by $579,151, or approximately 48%, to $1,778,973, as compared to $1,199,822 during the three months ended October 31, 2021. The increase in revenues was primarily attributed to an increase in consulting services for equity securities, which amounted to $1,400,000 during the three months ended October 31, 2022, as compared to $902,174 during the three months ended October 31, 2021. The components of revenue were as follows:

	Oct. 31, 2022	Oct. 31, 2021
Consulting services for equity securities	$1,400,000	$902,174
Consulting revenue	194,560	12,334
Portal fees	97,595	169,111
Listing fees	86,500	116,000
Other revenue	318	203
Total	$1,778,973	$1,199,822

Costs of revenues increased by $18,460 to $36,235, or approximately 104% for the three months ended October 31, 2022 from $17,775 during the three months ended October 31, 2021. The increase was primarily attributed to an increase in third-party services for business valuations during the three months ended October 31, 2022.

Payroll and payroll related expenses increased by $146,612, or 20%, to $876,908 for the three months ended October 31, 2022, as compared to $730,296 during the three months ended October 31, 2021. The increase was attributed to an increase in staff and wages.

Marketing expense increased by $10,882, or approximately 49%, to $32,882 for the three months ended October 31, 2022, as compared to $22,000 during the three months ended October 31, 2021. The increase in expense was primarily attributed to an increase in marketing outlets that we utilized in the three months ended October 31, 2022.

Rent expense increased by $6,706, or approximately 64%, to $17,187 for the three months ended October 31, 2022, as compared to $10,481 during the three months ended October 31, 2021. The increase was primarily attributed to a new office-space agreement that became effective in the current fiscal year.

General and administrative expenses decreased by $280,555, or 50%, to $280,815 for the three months ended October 31, 2022, from $561,370 during the three months ended October 31, 2021. The decrease was primarily attributed to a decrease in professional fees.

Consulting expense increased by $16,751, or approximately 9%, to $199,781 for the three months ended October 31, 2022 from $183,030 during the three months ended October 31, 2021. The increase was primarily attributed to an increase in overseas programmers.

Interest expense decreased by $12,048 to $22,978, or approximately 34%, for the three months ended October 31, 2022, as compared to $35,026 during the three months ended October 31, 2021. The decrease in interest expense is attributed to a $1,000,000 reduction in debt owed to our secured lender.

Comparison of the Six Months Ended October 31, 2022 and 2021

Our revenues for the six months ended October 31, 2022, increased by $1,294,537, or approximately 71%, to $3,119,546, as compared to $1,825,009 during the six months ended October 31, 2021. The increase in revenues was primarily attributed to an increase in consulting services for equity securities, which amounted to $2,425,000 during the six months ended October 31, 2022, as compared to $902,174 during the six months ended October 31, 2021. The components of revenue were as follows:

	Oct. 31, 2022	Oct. 31, 2021
Consulting services for equity securities	$2,425,000	$902,174
Consulting revenue	331,390	104,021
Portal fees	148,595	606,428
Listing fees	214,000	212,000
Other revenue	561	386
Total	$3,119,546	$1,825,009

Costs of revenues increased by $11,218 to $57,298, or approximately 24%, for the six months ended October 31, 2022 from $46,080 during the six months ended October 31, 2021. The increase was primarily attributed to an increase in third-party services for business valuations during the three months ended October 31, 2022.

Payroll and payroll related expenses decreased by $144,807, or approximately 8%, to $1,646,848 for the six months ended October 31, 2022, as compared to $1,791,655 during the six months ended October 31, 2021. The decrease was attributed to lower wages in the three-month period ended July 31, 2022. However, payroll costs increased in the three months ended October 31, 2022.

Marketing expense decreased by $3,164, or approximately 7%, to $40,662 for the six months ended October 31, 2022, as compared to $43,826 during the six months ended October 31, 2021. The decrease in expense was primarily attributed to lower marketing expenses in the three-month period ended July 31, 2022. However, marketing costs began to increase in the three months ended October 31, 2022.

Rent expense increased by $11,788, or approximately 52%, to $34,399 for the six months ended October 31, 2022, as compared to $22,611 during the six months ended October 31, 2021. The increase was primarily attributed to a new office-space agreement that became effective in the current fiscal year.

General and administrative expenses decreased by $283,310, or approximately 30%, to $673,112 for the six months ended October 31, 2022, from $956,422 during the six months ended October 31, 2021. The decrease was primarily attributed to a decrease in professional fees.

Consulting expense decreased by $40,243, or approximately 11%, to $325,392 for the six months ended October 31, 2022 from $365,635 during the six months ended October 31, 2021. The decrease was primarily attributed to lower consulting expense in the three-month period ended July 31, 2022. However, consulting costs began to increase in the three months ended October 31, 2022.

Interest expense decreased by $10,981 to $59,290, or approximately 16%, for the six months ended October 31, 2022, as compared to $70,271 during the six months ended October 31, 2021. The decrease in interest expense is attributed to a $1,000,000 reduction in debt owed to our secured lender.

Liquidity and Capital Resources

At October 31, 2022, we had cash and cash equivalents of $1,565,242 and negative working capital of $296,200 as compared to cash and cash equivalents of $473,925 and negative working capital of $3,113,403 at April 30, 2022.

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

Year over Year Changes

Net cash used in operating activities amounted to $2,054,600 and $1,898,126 for the six months ended October 31, 2022 and 2021, respectively. The principal sources of cash from operating activities for the six months ended October 31, 2022 was net income of $247,615, a realized loss on investments of $406,060 and stock-based compensation of $65,906. However, these sources of cash were offset by the receipt of equity securities in lieu of cash of $2,500,000, changes in deferred taxes of $198,000, a gain on a debt conversion of $224,260, and a decrease in accounts payable and accrued expenses of $64,294. The principal source of cash from operating activities in the six months ended October 31, 2021 was net income of $1,183,254 and a non-cash item, stock-based compensation of $483,067. However, these sources of cash were offset by an unrealized gain on equity securities of $3,275,745.

Net cash provided by investing activities amounted to $200,000 in the six months ended October 31, 2022. The cash provided consisted of proceeds from the sale of 606,060 shares of an investment in KingsCrowd Inc. Net cash used in investing activities in the six months ended October 31, 2021 amounted to $247,166. The use of cash consisted of loans to affiliates of $130,000 and an investment in an affiliate of $117,166.

For the six months ended October 31, 2022, net cash provided from financing activities amounted to $2,945,917, which included proceeds from the sale of common stock of $3,949,117, which was offset by a payment of $3,200 for a related party note, and payment of $1,000,000 to a secured lender. For the six months ended October 31, 2021, net cash provided by financing activities amounted to $612,299, which consisted of proceeds from stock subscriptions for the sale of common stock.

In the six months ended October 31, 2022 and 2021, there were no expenditures for capital assets. We do not anticipate any capital expenditures in fiscal 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures.

The Company’s management, with the participation of the Principal Executive Officer (the “PEO”) and Principal Financial Officer (the “PFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of October 31, 2022. Based on that evaluation, the PEO and the PFO concluded that, as of October 31, 2022, such controls and procedures were effective.

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

Under the supervision and with the participation of management, including the PEO and the PFO, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of October 31, 2022, based on the criteria established in a report entitled “2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of October 31, 2022.

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1. On September 1, 2022, we issued 25,000 shares of our common stock in conjunction with the purchase a 10% interest in Caesar Media Group Inc. We did not receive any proceeds from this issuance. The issuance was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

2. On October 26, 2022, we issued 12,500 shares of our common stock in conjunction with the purchase a 10% interest in Caesar Media Group Inc. We did not receive any proceeds from this issuance. The issuance was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

3. On October 26, 2022, we issued 2,600 shares of common stock to two accredited investors for gross proceeds of $23,400. We used the proceeds for working capital and general corporate purposes. The issuance was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Appointment of Directors

On December 8, 2022, our board of directors (the “Board”) expanded the size of the Board from four (4) to five (5) directors.

On December 8, 2022, the Board appointed Arnold D. Scott as a director to fill the vacancy created by the expansion of the Board. Mr. Scott will serve as a director until his successor is duly elected and qualified.   In addition, Mr. Scott will be an independent director and has been appointed to serve on each of our audit, compensation and nominating and corporate governance committees to fill the vacancy created by the resignation of Martin Kay from such committee on December 8, 2022

Mr. Scott, age 80, currently serves as a founding member of the Boston Chapter of the Private Directors Association, a position he has held since 2020.  Previously, he served as a director of ChipBrain, a position he held from 2021 - 2022, a director and Vice Chairman of First Commons Bank from 2008-2017, as a director of Perillon Software from 2015-2019 and as a manager on the board of managers of Netcapital Systems LLC from 2017 - 2020, an affiliate and shareholder of Netcapital Inc.  In addition, he previously has served as a member of the board of trustees of Alderson Broaddus University from 2013 to 2020. He has also served on several advisory boards including Vestmark, Successimo, ai Resources, and The Capital Network.

Mr. Scott served for over 30 years at MFS Investment Management, retiring as senior executive vice president in 2001. He received a JD from Rutgers University Law School in 1967.

There are no related party transactions between Mr. Scott and Netcapital Inc. that would require disclosure under Item 404(a) of Regulation S-K.

On December 9, 2022, the Company issued a press release announcing the appointment of Mr. Scott as a director of the Company. A copy of the press release is attached hereto as Exhibit 99.1.

ITEM 6. EXHIBITS.

Exhibit No.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press release announcing appointment of Arnold Scott as director.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2022 is formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: December 12, 2022	NETCAPITAL INC.

	By:	/s/ Cecilia Lenk
Cecilia Lenk
Chairman of the Board and Chief Executive Officer

	By:	/s/ Coreen Kraysler
Coreen Kraysler
Principal Financial Officer