Form 10-Q
period 2023-01-31
Netcapital Inc.
filed 2023-03-16
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2023

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

As of March 16, 2023 the Company had 6,071,777 shares of its common stock, par value $0.001 per share, issued and outstanding.

TABLE OF CONTENTS

Page
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.	5
Condensed Consolidated Balance Sheets as of January 31, 2023 (unaudited) and April 30, 2022 (audited)	5
Condensed Consolidated Statements of Operations for the three and nine months ended January 31, 2023 and 2022 (unaudited)	6
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended January 31, 2023 (unaudited) and the year ended April 30, 2022 (audited)	7
Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2023 and 2022 (unaudited)	8
Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	23

Item 3. Quantitative and Qualitative disclosures about Market Risk.	28

Item 4. Controls and Procedures.	28

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.	29

Item1A. Risk Factors.	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	29

Item 3. Defaults Upon Senior Securities.	30

Item 4. Mine Safety Disclosures.	31

Item 5. Other Information.	31

Item 6. Exhibits.	31

Signatures.	32

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NETCAPITAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Assets:	January 31, 2023 (Unaudited)	April 30, 2022 (Audited)
Cash and cash equivalents	$1,771,927	$473,925
Related party receivable	668	668
Accounts receivable net	2,163,931	2,433,900
Prepaid expenses	36,844	5,694
Total current assets	3,973,370	2,914,187

Deposits	6,300	6,300
Notes receivable – related parties	202,000	202,000
Purchased technology, net	15,903,628	15,536,704
Investment in affiliate	240,080	240,080
Equity securities	19,250,193	12,861,253
Total assets	$39,575,571	$31,760,524

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable
Trade	$634,970	$536,508
Related party	75,204	378,077
Accrued expenses	246,665	229,867
Stock subscription payable	10,000	33,400
Deferred revenue	718	2,532
Interest payable	89,491	222,295
Deferred tax liability, net	1,476,000	977,000
Related party debt	15,000	22,860
Secured note payable	350,000	1,400,000
Current portion of SBA loans	1,885,800	1,890,727
Loan payable - bank	34,324	34,324
Convertible notes payable	—	300,000
Total current liabilities	4,818,172	6,027,590

Long-term liabilities:
Long-term SBA loans, less current portion	500,000	495,073
Total liabilities	5,318,172	6,522,663

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $.001 par value; 900,000,000 shares authorized, 6,071,777 and 2,934,344 shares issued and outstanding	6,072	2,934
Shares to be issued	183,187	244,250
Capital in excess of par value	29,613,118	22,479,769
Retained earnings	4,455,022	2,510,908
Total stockholders’ equity	34,257,399	25,237,861
Total liabilities and stockholders’ equity	$39,575,571	$31,760,524

See Accompanying Notes to the Condensed Consolidated Financial Statements

 NETCAPITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	January 31, 2023	January 31, 2022	January 31, 2023	January 31, 2022

Revenues	$2,260,414	$1,811,041	$5,379,960	$3,636,050
Costs of services	4,305	39,349	61,603	85,429
Gross profit	2,256,109	1,771,692	5,318,357	3,550,621

Costs and expenses:
Consulting expense	130,500	309,345	455,892	675,180
Marketing	23,549	23,945	64,211	67,771
Rent	17,187	11,869	51,586	34,480
Payroll and payroll related expenses	946,043	1,241,332	2,592,891	3,032,987
General and administrative costs	568,253	320,724	1,241,365	1,277,146
Total costs and expenses	1,685,532	1,907,415	4,405,945	5,087,564
Operating income (loss)	570,577	(135,723)	912,412	(1,536,973)

Other income (expense):
Interest expense	(17,632)	(20,573)	(76,922)	(90,844)
Gain on debt conversion	—	—	224,260	—
Debt forgiveness	—	1,904,302	—	1,904,302
Amortization of intangible assets	(25,914)	—	(68,076)	—
Realized loss on sale of investment	—	—	(406,060)	—
Unrealized gain on equity securities	1,866,468	—	1,857,500	3,275,745
Total other income (expense)	1,822,922	1,883,729	1,530,702	5,089,203
Net income before taxes	2,393,499	1,748,006	2,443,114	3,552,260
Income tax expense (benefit)	697,000	(73,000)	499,000	548,000
Net income	$1,696,499	$1,821,006	$1,944,114	$3,004,260

Basic earnings per share	$0.33	$0.64	$0.46	$1.16
Diluted earnings per share	$0.33	$0.63	$0.46	$1.14

Weighted average number of common shares outstanding:
Basic	5,166,299	2,842,924	4,208,216	2,589,142
Diluted	5,166,549	2,882,825	4,208,466	2,629,043

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

 For the Nine Months Ended January 31, 2023 (unaudited) and the Year Ended April 30, 2022 (audited)

	Common Stock
	Shares	Amount	Shares To Be Issued	Capital in Excess of Par Value	Retained Earnings (Deficit)	Total Equity
Balance, April 30, 2021	2,178,766	$2,178	$—	$15,168,987	$(992,622)	$14,178,543

Q1 stock-based compensation	937	2	—	14,054	—	14,056
Sale of common stock	176,934	176	—	1,592,219	—	1,592,395
Shares issued to acquire funding portal:	361,736	362	—	3,523,100	—	3,523,462
Net income, July 31, 2021	—	—	—	—	1,457,410	1,457,410
Balance, July 31, 2021	2,718,373	2,718	—	20,298,360	464,788	20,765,866

Q2 stock-based compensation	937	1	—	10,072	—	10,073
Net loss, October 31, 2021	—	—	—	—	(274,156)	(274,156)
Balance, October 31, 2021	2,719,310	2,719	—	20,308,432	190,632	20,501,783

Q3 stock-based compensation	55,312	55	—	553,967	—	554,022
Purchase of equity interest	50,000	50	—	499,950	—	500,000
Purchase of MSG Development Corp.	50,000	50	244,250	488,450	—	732,750
Sale of common stock	22,222	22	—	199,978	—	200,000
Net income, January 31, 2022	—	—	—	—	1,821,006	1,821,006
Balance, January 31, 2022	2,896,844	2,896	244,250	22,050,777	2,011,638	24,309,561

Q4 stock-based compensation	—	—	—	29,030	—	29,030
Purchase of equity interest	37,500	38	—	399,962	—	400,000
Net income, April 30, 2022	—	—	—	—	499,270	499,270
Balance, April 30, 2022	2,934,344	2,934	244,250	22,479,769	2,510,908	25,237,861

Shares issued for debt conversion	133,333	134	—	379,852	—	379,986
Sale of common stock	1,205,000	1,205	—	3,947,912	—	3,949,117
Vesting of stock options	—	—	—	32,953	—	32,953
Net income for July 31, 2022 quarter	—	—	—	—	64,477	64,477
Balance, July 31, 2022	4,272,677	4,273	244,250	26,840,486	2,575,385	29,664,394

Sale of common stock	2,600	3	—	23,397		23,400
Purchase of equity interest	37,500	37		366,338		366,375
Vesting of stock options				32,953		32,953
Net income for Oct. 31, 2022 quarter	—	—	—	—	183,138	183,138
Balance October 31, 2022	4,312,777	4,313	244,250	27,263,174	2,758,523	30,270,260

Sale of common stock	1,434,000	1,434	—	1,620,025	—	1,621,459
Purchase of equity interest	18,750	19	—	171,105	—	171,124
Purchase of intellectual property	300,000	300	—	434,700	—	435,000
Reduction in shares to be issued	6,250	6	(61,063)	61,057	—	—
Vesting of stock options	—	—	—	63,057	—	63,057
Net income for January 31, 2023 quarter	—	—	—	—	1,696,499	1,696,499
Balance January 31, 2023	6,071,777	$6,072	$183,187	$29,613,118	$4,455,022	$34,257,399

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended January 31, 2023	Nine Months Ended January 31, 2022
OPERATING ACTIVITIES
Net income	$1,944,114	$3,004,260
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	128,963	1,137,042
Receipt of equity in lieu of cash	(4,600,000)	(1,187,500)
Unrealized gain on equity securities	(1,857,500)	(3,275,745)
Debt forgiveness	—	(1,904,302)
Gain on debt conversion	(224,260)	—
Provision for bad debts	2,600	—
Realized loss on investment	406,060	—
Changes in deferred taxes	499,000	548,000
Amortization of intangible assets	68,076	—
Changes in non-cash working capital balances:
Accounts receivable	267,369	(900,242)
Prepaid expenses	(31,150)	21,983
Accounts payable and accrued expenses	115,259	138,797
Deferred revenue	(1,814)	24,991
Accrued interest payable	(122,612)	89,258
Accounts payable – related party	(8,819)	—
Net cash used in operating activities	(3,414,714)	(2,303,458)

INVESTING ACTIVITIES
Proceeds from sale of investment	200,000	—
Loans to affiliates	—	(202,000)
Investment in affiliate	—	(117,166)
Net cash provided by (used in) investing activities	200,000	(319,166)

FINANCING ACTIVITIES
Payment to secured lender	(1,050,000)	—
Payment of related party note	(7,860)	—
Proceeds from stock subscriptions	5,570,576	625,799
Net cash provided by financing activities	4,512,716	625,799

Net increase (decrease) in cash	1,298,002	(1,996,825)
Cash and cash equivalents, beginning of the period	473,925	2,473,959
Cash and cash equivalents, end of the period	$1,771,927	$477,134

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$2,077	$1,592

Supplemental Non-Cash Investing and Financing Information:
Common stock issued to pay promissory notes	$266,272	$—
Common stock issued to pay related party payable	$113,714	$3,523,462
Common stock issued to purchase subsidiary	$61,063	$488,500
Common stock issued to purchase 10% interest in Caesar Media Group Inc.	$537,499	$500,000
Common stock issued to purchase intellectual property	$435,000	$—

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1– Basis of Presentation

The accompanying unaudited condensed financial statements of Netcapital Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended January 31, 2023, are not necessarily indicative of the results that may be expected for the fiscal year ended April 30, 2023. For further information, refer to the audited financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended April 30, 2022.

In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. If adopted early, the amendments are applied retrospectively to all business combinations for which the acquisition date occurred during the fiscal year of adoption. This ASU is currently not expected to have a material impact on our consolidated financial statements.

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

In December 2022, the Company purchased the website, intellectual property, source code and domain names of 1ON1.FANS and ONEONONE.FANS (the “Assets”). Pursuant to the guidance of Topic 805, it was determined that the purchase of the Assets did not meet the definition of a business and the asset purchase was accounted for as an asset acquisition. The fair value of the consideration, consisting of 300,000 shares of the Company’s common stock, valued at $435,000, was attributed to a single asset consisting of a website and intellectual property.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 2 – Concentrations

For the three and nine months ended January 31, 2023, the Company had one customer that constituted 0% and 39% of revenues, a second customer that constituted 35% and 15% of revenues, a third customer that constituted 35% and 15% of revenues, and a fourth customer that constituted 17% and 7% of revenues, respectively. For the three and nine months ended January 31, 2022, the Company had one customer that constituted 33% and 30% of revenues and a second customer that constituted 33% and 28% of revenues, respectively.

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

Remaining Performance Obligations

The Company’s subscription terms are typically less than one year. All of the Company’s revenues in the three and nine months ended January 31, 2023, which amounted to $2,260,414 and $5,379,960, respectively, are considered contract revenues. Contract revenue as of January 31, 2023 and April 30, 2022, which has not yet been recognized, amounted to $718 and $2,532, respectively, and is recorded on the balance sheet as deferred revenue. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Disaggregation of Revenue

Revenue is from U.S.-based companies with no notable geographical concentrations in any area. A distinction exists in revenue source; revenues are either generated online or from consulting services.

Revenues disaggregated by revenue source consist of the following:

	Three Months Ended Jan. 31, 2023	Three Months Ended Jan. 31, 2022	Nine Months Ended Jan. 31, 2023	Nine Months Ended Oct. 31, 2022
Consulting services	$2,028,260	$1,389,200	$4,784,650	$2,395,395
Fees from online services	232,154	421,841	595,310	1,240,655
Total revenues	$2,260,414	$1,811,041	$5,379,960	$3,636,050

Note 4 – Earnings Per Common Share

Net income per common and diluted share were calculated as follows for the three- and nine-month periods ended January 31, 2023 and 2022:

	Three Months Ended January 31, 2023	Three Months Ended January 31, 2022	Nine Months Ended January 31, 2023	Nine Months Ended January 31, 2022
Net income attributable to common stockholders – basic	$1,696,499	$1,821,006	$1,944,114	$3,004,260
Adjustments to net income	—	—	—	—
Net income attributable to common stockholders – diluted	$1,696,499	$1,821,006	$1,944,114	$3,004,260

Weighted average common shares outstanding - basic	5,166,299	2,842,924	4,208,216	2,589,142
Effect of dilutive securities	250	39,901	250	39,901
Weighted average common shares outstanding – diluted	5,166,549	2,882,825	4,208,466	2,629,043

Earnings per common share - basic	$0.33	$0.64	$0.46	$1.16
Earnings per common share - diluted	$0.33	$0.63	$0.46	$1.14

250 shares of common stock that are issuable pursuant to stock subscription agreements are included in the calculation of diluted earnings per share for the three and nine months ended January 31, 2023. 39,901 shares that were issuable to satisfy a supplemental consideration liability were included for the calculation of diluted earnings per share for the three and nine months ended January 31, 2022

Outstanding warrants to purchase 1,541,682 shares of common stock are not included in the calculation of earnings per share for the three and nine months ended January 31, 2023 because their effect is anti-dilutive. Outstanding options to purchase 1,852,000 shares of common stock are not included in the calculation of earnings per share for the three and nine months ended January 31, 2023, respectively, because their effect is anti-dilutive.

 Note 5 – Principal Financing Arrangements

The following table summarizes components debt as of January 31, 2023 and April 30, 2022:

	January 31, 2023	April 30, 2022	Interest Rate

Secured lender	$350,000	$1,400,000	8.0%
Notes payable – related parties	15,000	22,860	0.0%
Convertible promissory notes	—	300,000	8.0%
U.S. SBA loan	500,000	500,000	3.75%
U.S. SBA loan	1,885,800	1,885,800	1.0%
Loan payable – bank	34,324	34,324	7.50%
Total Debt	2,785,124	4,142,984
Less: current portion of long-term debt	2,285,124	3,647,911
Total long-term debt	$500,000	$495,073

As of January 31, 2023 and April 30, 2022, the Company owed its principal lender (“Lender”) $350,000 and $1,400,000, respectively, under an amended loan and security agreement (“Loan”) dated July 26, 2014 and amended several times thereafter so that the maturity date is now April 30, 2023.

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

As of January 31, 2023 and April 30, 2022, the Company’s related-party unsecured notes payable totaled $15,000 and $22,860, respectively.

As of January 31, 2023 and April 30, 2022, the company owed $0 and $300,000 in convertible notes payable. On July 14, 2022, the Company issued 93,432 shares of common stock valued at $266,272 to retire the $300,000 in convertible promissory notes plus accrued interest of $10,192.

The Company owes $34,324 as of January 31, 2023 and April 30, 2022 to Chase Bank. The Company pays interest expense to Chase Bank, which is calculated at a rate of 7.50%   per annum.

On May 6, 2020, the Company borrowed $1,885,800 (the “May Loan”), on June 17, 2020 the Company borrowed $500,000 (the “June Loan”), and on February 2, 2021, the Company borrowed $1,885,800 (the “February Loan”) from a U.S. Small Business Administration (“SBA”) loan program.

The May loan bore interest at a rate of 1% per annum and was forgiven in its entirety, including accrued interest of $18,502. As a result, the Company recognized debt forgiveness of $1,904,296 in the three and nine months ended January 31, 2022.

The June Loan required installment payments of $2,594 monthly, beginning on June 17, 2021, over a term of thirty years. However, the SBA postponed the first installment payment for 18 months, and the first payment became due on December 17, 2022. The monthly payments of $2,594 are first applied to accrued interest payable. The monthly payments will not be applied to any of the outstanding principal balance until August of 2026. Consequently, the entire loan balance of $500,000 is classified as a long term liability. Interest accrues at a rate of 3.75% per annum.

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

 Note 6 – Income Taxes

As of January 31, 2023 and April 30, 2022, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $925,000 and $1,108,000, respectively, expiring in the years of 2037 through 2042.

For the three- and nine-month periods ended January 31, 2023, the Company recorded income tax expense of $697,000 and $499,000, respectively. For the three- and nine-month periods ended January 31, 2022, the Company recorded an income tax benefit of $73,000 and an income tax expense of $548,000, respectively.

As of January 31, 2023 and April 30, 2022, the Company had deferred tax assets calculated at an expected federal rate of 21%, and a state and local rate of 9%, when applicable, or approximately $641,000 and $719,000, respectively. As a result of unrealized book gains on equity securities, the Company also has a deferred tax liability of $2,117,000 and $1,696,000 as of January 31, 2023 and April 30, 2022, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of January 31, 2023 and April 30, 2022 were as follows:

	January 31, 2023	April 30, 2022

Deferred tax assets, net:
Net operating loss carryforwards	$207,000	$322,000
Bad debt allowance	40,000	40,000
Stock-based compensation	394,000	357,000
Deferred tax assets	641,000	719,000

Deferred tax liability
Unrealized gain	2,117,000	1,696,000

Net deferred tax liability	$(1,476,000)	$(977,000)

Note 7 – Related Party Transactions

The Company’s largest shareholder, Netcapital Systems LLC (“Systems”), owns 1,711,261 shares of common stock, or 28% of the Company’s 6,071,777 outstanding shares as of January 31, 2023. As of April 30, 2022, the Company accrued a payable to Systems of $294,054 for supplemental consideration owed in conjunction with its purchase of Netcapital Funding Portal Inc., which was paid in full on July 14, 2022, with the issuance to Systems of 39,901 shares of the Company’s common stock. The Company provided professional services to Systems in the three and nine months ended January 31, 2023 and recorded revenue of $4,660 for those services.

In total, the Company owed Systems $0 and $294,054 as of January 31, 2023 and April 30, 2022, respectively. The company paid Systems $100,000 and $300,000 in the three and nine months ended January 31, 2023, respectively, and $100,000 and $257,429 in the three and nine months ended January 31, 2022, respectively, for use of the software that runs the website www.netcapital.com.

The Chief Executive Officer of our wholly owned subsidiary, Netcapital Advisors Inc., is a member of the board of directors of KingsCrowd Inc. The Company sold 606,060 shares of KingsCrowd in June 2022 for proceeds of $200,000 and recorded a realized loss on the sale of the investment of $406,060. As of January 31, 2023 and April 30, 2022, the Company owned 3,209,685 and 3,815,745 shares of KingsCrowd Inc., valued at $3,209,685 and $3,815,745, respectively.

The Chief Executive Officer of our wholly owned subsidiary, Netcapital Advisors Inc. is a member of the board of directors of Deuce Drone LLC. As of January 31, 2023 and April 30, 2022, the Company owns 2,350,000 membership interest units of Deuce Drone LLC., valued at $2,350,000. The Company has notes receivable aggregating $152,000 from Deuce Drone LLC as of January 31, 2023 and April 30, 2022.

Compensation to officers in the three- and nine-month periods ended January 31, 2023 consisted of stock-based compensation valued at $32,382 and $44,464, respectively, and cash salary of $141,769 and $391,384, respectively. Compensation to officers in the three- and nine-month periods ended January 31, 2022 consisted of stock-based compensation valued at $89,436 and $190,763, respectively, and cash salary of $73,688 and $217,688, respectively.

During the three- and nine-month periods ended January 31, 2023, we paid $0 and $12,019 to a related party to retire a note payable of $3,200 and expenses payable of $8,819.

Compensation to a related party consultant in the three- and nine-month periods ended January 31, 2023 and 2022 consisted of cash wages of $15,000 and $45,000, respectively, and stock-based compensation of $0 and $25,908 for the three and nine months ended January 31, 2022, respectively. This consultant is also the controlling shareholder of Zelgor Inc. and $16,500 and $44,000 of the Company’s revenues in the three and nine months ended January 31, 2023 were from Zelgor Inc. As of January 31, 2023 and April 30, 2022, the Company owned 1,400,000 shares which are valued at $1,400,000.

As of January 31, 2023 and April 30, 2022, the Company has invested $240,080 in an affiliate, 6A Aviation Alaska Consortium, Inc., in conjunction with a land lease in an airport in Alaska. The Chief Executive Officer of our wholly owned subsidiary, Netcapital Advisors Inc., is also the Chief Executive Officer of 6A Aviation Alaska Consortium, Inc.

We owe Steven Geary, a director, $31,680 as of January 31, 2023 and April 30, 2022. This obligation is not interest bearing. $16,680 is recorded as a related party trade accounts payable and $15,000 as a related party note payable. We have no signed agreements for the indebtedness to Mr. Geary.

In January 2023 we granted stock options to purchase an aggregate of 1,600,000 shares of our common stock to four related parties as follows: Our Chief Executive Officer, 1,000,000 shares; our Chief Financial Officer, 200,000 shares; our Founder, 200,000 shares; and a director of one of our subsidiaries, 200,000 shares. The options have an exercise price of $1.43, vest monthly on a straight-line basis over a 4-year period and expire in 10 years.

Note 8 – Stockholders’ Equity

The Company is authorized to issue 900,000,000 shares of its common stock, par value $0.001. 6,071,777 and 2,934,344 shares were outstanding as of January 31, 2023 and April 30, 2022, respectively.

On January 27, 2022, the Company filed a Form S-8 registration statement for securities to be offered in employee benefit plans, to register 300,000 shares of common stock from the Company’s 2021 Equity Incentive Plan. On February 2, 2022, the Company granted an aggregate of 272,000 options to purchase shares of common stock of the company at a price of $10.50 per share. The options were granted to employees, consultants, and members of the board of directors. The options vest monthly on a straight-line basis over a 4-year period and expire in 10 years. As of January 31, 2023 and April 30, 2022, 252,000 and 271,000 options, respectively, were outstanding.

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

In addition, the Company granted the underwriter a 45-day option to purchase up to an additional 180,750 shares of common stock and/or up to 180,750 additional warrants to cover over-allotments, if any. In connection with the closing of the offering, the underwriter partially exercised its over-allotment option and purchased an additional 111,300 warrants, and the Company issued an aggregate of warrants to purchase 60,250 shares of our common stock to the underwriter and its designees.

On December 16, 2022 the Company completed an underwritten public offering of 1,247,000 shares of the Company’s common stock, at a price to the public of $1.40 per share. Pursuant to the terms of an underwriting agreement, the Company also granted the underwriters a 45-day option to purchase up to an additional 187,000 shares of common stock solely to cover over-allotments, at the same price per share of $1.40, less the underwriting discounts and commissions. In conjunction with this offering, the Company issued the underwriter and its designees warrants to purchase 62,350 shares of our common stock at an exercise price of $1.75. The underwriters exercised their over-allotment option and on January 5, 2023, the Company issued an additional 187,000 shares of its common stock. The Company received net proceeds of $1,621,459 for the issuance of a total of 1,434,000 shares of common stock for both the initial and over-allotment offering. In conjunction with the exercise of the over-allotment, the Company issued the underwriter and its designees warrants to purchase 9,350 shares of our common stock with an exercise price of $1.75.

The Securities were offered, issued and sold to the public pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-267921) previously filed with the Securities and Exchange Commission (the “Commission”) on October 18, 2022 and declared effective by the Commission on October 26, 2022 and related prospectus supplements dated December 13, 2022, as amended on December 16, 2022.

The following tables summarize information about warrants outstanding as of January 31, 2023 and April 30, 2022:

	Warrants Outstanding			Warrants Exercisable
Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Outstanding	Price

As of April 30, 2022
—	—	—	$—	—	$—

As of January 31, 2023
$1.75 - $5.19	1,541,682	4.49	$5.03	1,469,982	$5.19

	Number of Shares	Exercise Price Per Share		Average Exercise Price
Outstanding May 1, 2021	—		—	$—

Issued during year ended April 30, 2022	—		—	$—

Exercised/canceled during year ended April 30, 2022	—		—	$—

Outstanding April 30, 2022	—		—	$—

Issued during nine months ended January 31, 2023	1,541,682		$ 1.75 - $5.19	$5.03

Exercised/canceled during nine months ended January 31, 2023	—		—	$—

Warrants outstanding January 31, 2023	1,541,682	$	$ 1.75 - $5.19	$5.03

Warrants exercisable, January 31, 2023	1,469,982		$5.19	$5.19

As a result of the two offerings, the company has warrants outstanding, with a five-year term, to purchase a total of 1,469,982 shares of its common stock at an exercise price of $5.19 and 71,700 shares of its common stock at an exercise price of $1.75. The warrants issued to the underwriter’s representatives and to the underwriter were not part of a unit, consisting of one share of common stock and one warrant and are valued based upon unadjusted quoted prices on the Nasdaq market. The value of the 60,250 representatives’ warrants amounted to $26,510 and the value of the 111,300 underwriter’s warrants amounted to $48,972. The value of the warrants is not an addition to capital in excess of par value because the value of the warrants is also an offsetting offering cost.

During the quarter ended October 31, 2022, the Company issued 37,500 shares of common stock, valued at $366,375, in conjunction with the purchase of a 10% equity stake in Caesar Media Group, Inc. The Company also issued 2,600 shares of common stock in conjunction with a stock subscription agreement with accredited investors, valued at $23,400.

During the quarter ended January 31, 2023, in addition to the public offering, the Company issued 18,750 shares of common stock, valued at $171,124, in conjunction with the purchase of a 10% equity stake in Caesar Media Group, Inc., 300,000 shares of common stock, valued at $435,000 to purchase the website and intellectual property of a real-time video conferencing website, and 6,250 shares of common stock in conjunction with an acquisition agreement that requires shares to be issued by the Company. As a result of this issuance, the value of the account for Shares to be issued decreased by $61,063 to $183,187 as of January 31, 2023, from a balance of $244,250 as of April 30, 2022.

On January 5, 2023, the Company filed a Current Report on Form 8-K and announced the formation of the Netcapital Inc. 2023 Omnibus Equity Incentive Plan (the “Plan”). The purposes of the Plan are to (i) provide an additional incentive to selected employees, directors, and independent contractors of the Company or its affiliates whose contributions are essential to the growth and success of the Company, (ii) strengthen the commitment of such individuals to the Company and its affiliates, (iii) motivate those individuals to faithfully and diligently perform their responsibilities and (iv) attract and retain competent and dedicated individuals whose efforts will result in the long-term growth and profitability of the Company. In conjunction with these purposes, the Company granted stock options to four individuals to purchase an aggregate of 1,600,000 of our common stock at a price of $1.43 per share. See Note 7. The options vest monthly on a straight-line basis over a 4-year period and expire in 10 years. As of January 31, 2023 options to purchase 1,600,000 shares of common stock were outstanding under the Plan. The stock options are subject to stockholder approval, and the Company has called a special meeting of stockholders on March 28, 2023 to approve the adoption of the Plan.

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

For the three and nine months ended January 31, 2023, stock-based compensation expense amounted to $63,057 and $128,963, respectively. This expense is the estimated value of the vesting of 1,852,000 stock options that are outstanding as of January 31, 2023, and vest monthly over a 48-month period.

For the three and nine months ended January 31, 2022, stock-based compensation expense amounted to $653,975 and $1,137,042, respectively.

The table below presents the components of compensation expense for the issuance of shares of common stock and stock options to employees and consultants for the three- and nine-month periods ended January 31, 2023 and 2022.

Stock-based compensation expense	Three Months Ended Jan. 31, 2023	Three Months Ended Jan. 31, 2022	Nine Months Ended Jan. 31, 2023	Nine Months Ended Jan. 31, 2022
Chief Executive Officer	$20,023	$—	$22,440	$40,608
Chief Financial Officer	6,179	—	11,012	40,608
Chief Marketing Officer	—	89,436	—	109,547
Related party consultant	—	—	—	25,908
VP of Digital Strategy	—	1,586	—	5,603
Marketing consultant	—	37,052	—	111,156
Marketing consultant	—	125,901	—	377,704
Employee and consultant options	36,855	—	95,511	—
Member of board of directors	—	100,000	—	100,000
Business consultant	—	300,000	—	300,000
Business consultant	—	—	—	25,908
Total stock-based compensation expense	$63,057	$653,975	$128,963	$1,137,042

The following tables summarize information about stock options outstanding as of January 31, 2023 and April 30, 2022:

	Options Outstanding			Options Exercisable
Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Outstanding	Price

As of April 30, 2022
$10.50 - $10.50	271,000	9.79	$10.50	16,945	$10.50

As of January 31, 2023
$1.43 - $10.50	1,852,000	9.81	$2.66	91,083	$7.18

	Number of Shares	Exercise Price Per Share	Average Exercise Price
Outstanding May 1, 2021	—	—	$—

Issued during year ended April 30, 2022	272,000	$10.50	$10.50

Exercised/canceled during year ended April 30, 2022	(1,000)	$10.50	$10.50

Outstanding April 30, 2022	271,000	$10.50	$10.50

Issued during nine months ended January 31, 2023	1,600,000	$1.43	$1.43

Exercised/canceled during nine months ended January 31, 2023	(19,000)	$1.43 - $10.50	$10.50

Options outstanding January 31, 2023	1,852,000	$1.43 - $10.50	$2.66

Options exercisable, January 31, 2023	91,083	$1.43 - $10.50	$7.18

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

In December 2022, the Company purchased the website, intellectual property, source code and domain names of 1ON1.FANS and ONEONONE.FANS (the “Assets”). Pursuant to the guidance of Topic 805, it was determined that the purchase of the Assets did not meet the definition of a business and the asset purchase was accounted for as an asset acquisition. The fair value of the consideration, consisting of 300,000 shares of the Company’s common stock, valued at $435,000, was attributed to a single asset and is classified as acquired intellectual property and website.

The following table sets forth the major categories of the intangible assets as of January 31, 2023 and April 30, 2022

	January 31, 2023	April 30, 2022

Acquired users	$14,288,695	$14,288,695
Acquired brand	583,429	583,429
Acquired intellectual property and website	435,000	—
Professional practice	556,830	556,830
Literary works and contracts	107,750	107,750
Total intangible assets	$15,971,704	$15,536,704

As of January 31, 2023, the weighted average remaining useful life for technology, trade names, professional practice, literary works and domains is 14.3 years. Accumulated amortization amounted to $68,076 as of January 31, 2023, resulting in net intangible assets of $15,903,628.

Note 13 – Investments

In January 2023, the Company received 2,100,000 units of Dark LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $1.00 per unit based on a sales price of $1.00 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $2,100,000. As of January 31, 2023, the Company owned 2,100,000 units which are valued at $2,100,000.

In August 2022, the Company received 1,911,765 units of NetWire LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.68 per unit based on a sales price of $0.68 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,300,000. As of January 31, 2023, the Company owned 1,911,765 units which are valued at $1,300,000.

In May 2022, the Company received 1,764,706 units of Reper LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.68 per unit based on a sales price of $0.68 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,200,000. As of January 31, 2023, the Company owned 1,764,706 units which are valued at $1,200,000.

In April 2022, the Company received 3,000,000 units of Cust Corp. as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.40 per unit based on a sales price of $0.40 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,200,000. As of January 31, 2023 and April 30, 2022, the Company owned 3,000,000 units which are valued at $1,200,000.

In January 2022, the Company received 1,700,000 units of ScanHash LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.25 per unit based on a sales price of $0.25 per unit on an online funding portal. The receipt of the units satisfied $425,000 of an accounts receivable balance. As of January 31, 2023 and April 30, 2022, the Company owned 1,700,000 units which are valued at $425,000.

In January 2022, the Company received 2,850,000 units of Hiveskill LLC as payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.25 per unit based on a sales price of $0.25 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $712,500. As of January 31, 2023 and April 30, 2022, the Company owned 2,850,000 units which are valued at $712,500.

In fiscal 2022, the Company purchased a 10% interest, or 400 shares of common stock, in Caesar Media Group Inc. (“Caesar”) for an initial purchase price of 50,000 shares of the Company’s common stock, valued at $500,000. Caesar is a marketing and technology solutions provider. The purchase agreement includes additional contractual requirements for the Company and Caesar, including the issuance of an additional 150,000 shares of common stock of the Company over a two-year period. The Company issued 37,500 shares of its common stock in April 2022, 25,000 shares of its common stock in September 2022, 12,500 shares of its common stock in October 2022, and 18,750 shares of its common stock in January 2023, as part of its contractual payment obligations. As of January 31, 2023 and April 30, 2022, there have been no observable price changes in the value of Caesar's common stock and the Company has valued its ownership in Caesar at cost, which is $1,437,500 as of January 31, 2023.

In May 2020, the Company entered a consulting contract with Watch Party LLC (“WP”), which allowed the Company to receive 110,000 membership interest units of WP in return for services rendered in conjunction with a crowdfunding offering. The Company earned 97,500 membership interest units in the quarter ended July 31, 2020. The WP units are valued at $4 per unit based on a sales price of $4 per unit on an online funding portal. As of January 31, 2023 and April 30, 2022, the Company owned 110,000 WP units, which are valued at $440,000 and $235,400, respectively. The $204,600 increase in value of the WP units owned by the Company is recorded as an unrealized gain in the three- and nine-month periods ended January 31, 2023.

In May 2020, the Company entered a consulting contract with ChipBrain LLC (“Chip”), which allowed the Company to receive 710,200 membership interest units of Chip in return for services rendered in conjunction with a crowdfunding offering. The Chip units were initially valued at $0.93 per unit based on a sales price of $0.93 per unit on an online funding portal. Subsequently, Chip sold identical units for $4.74 per unit, and as of January 31, 2023 and April 30, 2022, the 710,200 units owned by the Company are valued at $3,366,348 and $1,704,480, respectively. The $1,661,868 increase in value of the Chip units owned by the Company is recorded as an unrealized gain in the three- and nine-month periods ended January 31, 2023.

In May 2020, the Company entered a consulting contract with a related party, Zelgor Inc. (“Zelgor”), which allowed the Company to receive 1,400,000 shares of common stock of Zelgor in return for services rendered in conjunction with a crowdfunding offering. The Zelgor shares are valued at $1.00 per share based on a sales price of $1.00 per share on an online funding portal. As of January 31, 2023 and April 30, 2022, the Company owned 1,400,000 shares which are valued at $1,400,000.

On January 2, 2020, the Company entered a consulting contract with Deuce Drone LLC (“Drone”), which allowed the Company to receive 2,350,000 membership interest units of Drone in return for services rendered in conjunction with a crowdfunding offering. The Drone units were originally valued at $0.35 per unit based on a sales price of $0.35 per unit when the units were earned, or $822,500. Drone subsequently sold identical Drone units for $1.00 per unit on an online funding portal and as of January 31, 2023 and April 30, 2022, the units owned by the Company are valued at $2,350,000.

In August 2019, the Company entered a consulting contract with KingsCrowd LLC (“KingsCrowd”), which allowed the Company to receive 300,000 membership interest units of KingsCrowd in return for services rendered in conjunction with a crowdfunding offering. The KingsCrowd units were valued at $1.80 per unit based on a sales price of $1.80 per unit when the units were earned, or $540,000. In December 2020, KingsCrowd converted from a limited liability company to a corporation to facilitate raising capital under Regulation A. KingsCrowd filed a Form 1-A Offering Statement under the Securities Act of 1933 and is selling shares at $1.00 per share. In connection with the conversion to a corporation, each membership interest unit converted into 12.71915 shares of common stock. The Company sold 606,060 shares of KingsCrowd in June 2022 for proceeds of $200,000 and recorded a realized loss on the sale of the investment of $406,060. KingsCrowd filed a post qualification offering circular amendment on July 21, 2022 and continues to sell shares of stock to the public for $1.00 per share. As of January 31, 2023 and April 30, 2022, the Company owned 3,209,685 and 3,815,745 shares of KingsCrowd, valued at $3,209,685 and $3,815,745, respectively.

During fiscal 2019, the Company entered a consulting contract with NetCapital Systems LLC (“NetCapital”), which allowed the Company to receive up to 1,000 membership interest units of NetCapital in return for consulting services. The Company earned all 1,000 Netcapital units but sold a portion of the units in fiscal 2020 at a sales price of $91.15 per unit. As of January 31, 2023 and April 30, 2022, the Company owned 528 Netcapital units, at a value of $48,128.

In July 2020 the Company entered a consulting agreement with Vymedic, Inc. for a $40,000 fee over a 5-month period. Half the fee was payable in stock and half was payable in cash. As of January 31, 2023 and April 30, 2022, the Company owned 4,000 units, at a value of $11,032 and $20,000, respectively. Based upon recent sales of shares of common stock of Vymedic Inc., the per share value dropped from $5.00 per share to $2.758 per share, and the Company recorded an unrealized loss on equity securities of $0 and $8,968 for the three and nine months ended January 31, 2023, respectively. This unrealized loss of $8,968 is netted with the unrealized gains of $204,600 and $1,661,868 in the WP and Chip securities, respectively, and results in an unrealized gain in equity securities of $1,866,468 and $1,857,500 in the three- and nine-month periods ended January 31, 2023.

In August 2020 the Company entered a consulting agreement with C-Reveal Therapeutics LLC (“CRT”). for a $120,000 fee over a 12-month period. $50,000 of the fee was payable in CRT units. As of January 31, 2023 and April 30, 2022, the Company owned 5,000 units, at a value of $50,000.

The following table summarizes the components of investments as of January 31, 2023 and April 30, 2022:

	Jan. 31, 2023	April 30, 2022

Netcapital Systems LLC	$48,128	$48,128
Watch Party LLC	440,000	235,400
Zelgor Inc.	1,400,000	1,400,000
ChipBrain LLC	3,366,348	1,704,480
Vymedic Inc.	11,032	20,000
C-Reveal Therapeutics LLC	50,000	50,000
Deuce Drone LLC	2,350,000	2,350,000
Hiveskill LLC	712,500	712,500
ScanHash LLC	425,000	425,000
Caesars Media Group Inc.	1,437,500	900,000
Cust Corp.	1,200,000	1,200,000
Reper LLC	1,200,000	—
Kingscrowd Inc.	3,209,685	3,815,745
Dark LLC	2,100,000	—
Netwire LLC	1,300,000	—
Total	$19,250,193	$12,861,253

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

 Results of Operations

Comparison of the Three Months Ended January 31, 2023 and 2022

Our revenues for the three months ended January 31, 2023, increased by $449,373, or approximately 25%, to $2,260,414, as compared to $1,811,041 during the three months ended January 31, 2022. The increase in revenues was primarily attributed to an increase in consulting services for equity securities, which amounted to $1,950,000 during the three months ended January 31, 2023, as compared to $1,200,000 during the three months ended January 31, 2022. The components of revenue were as follows:

	Jan. 31, 2023	Jan. 31, 2022
Consulting services for equity securities	$1,950,000	$1,200,000
Consulting revenue	78,260	189,200
Portal fees	99,333	345,332
Listing fees	132,500	76,000
Other revenue	321	509
Total	$2,260,414	$1,811,041

Costs of revenues decreased by $35,044 to $4,305, or approximately 89% for the three months ended January 31, 2023 from $39,349 during the three months ended January 31, 2022. The decrease represents lower costs of sales from our non-funding portal sources of income.

Payroll and payroll related expenses decreased by $295,289, or 24%, to $946,043 for the three months ended January 31, 2023, as compared to $1,241,332 during the three months ended January 31, 2022. The decrease was attributed to a decrease in staff and wages.

Marketing expense decreased by $396, or approximately 2%, to $23,549 for the three months ended January 31, 2023, as compared to $23,945 during the three months ended January 31, 2022. We used similar marketing efforts in both quarters and do not consider the decrease to be noteworthy.

Rent expense increased by $5,318, or approximately 45%, to $17,187 for the three months ended January 31, 2023, as compared to $11,869 during the three months ended January 31, 2022. The increase was primarily attributed to a new office-space agreement that became effective in the current fiscal year.

General and administrative expenses increased by $247,529, or 77%, to $568,253 for the three months ended January 31, 2023, from $320,724 during the three months ended January 31, 2022. The increase was primarily attributed to outside professional fees.

Consulting expense decreased by $179,045, or approximately 58%, to $130,500 for the three months ended January 31, 2023 from $309,545 during the three months ended January 31, 2022. The decrease was primarily attributed to a decrease in overseas programmers.

Interest expense decreased by $2,941 to $17,632, or approximately 14%, for the three months ended January 31, 2023, as compared to $20,573 during the three months ended January 31, 2022. The decrease in interest expense is attributed to a reduction in debt owed to our secured lender.

Unrealized gains on equity securities for the three months ended January 31, 2023, amount to $1,866,468, as compared to $0 for the three months ended January 31, 2022. During the three months ended January 31, 2023, the Company recorded observable prices changes of $1,661,868 for its investment in ChipBrain LLC and $204,600 for its investment in Watch Party LLC. No prices changes were recorded in equity security investments during the three months ended January 31, 2022.

Comparison of the Nine Months Ended January 31, 2023 and 2022

Our revenues for the nine months ended January 31, 2023, increased by $1,743,910, or approximately 48%, to $5,379,960, as compared to $3,636,050 during the nine months ended January 31, 2022. The increase in revenues was primarily attributed to an increase in consulting services for equity securities, which amounted to $4,375,000 during the nine months ended January 31, 2023, as compared to $2,102,174 during the nine months ended January 31, 2022. The components of revenue were as follows:

	Jan. 31, 2023	Jan. 31, 2022
Consulting services for equity securities	$4,375,000	$2,102,174
Consulting revenue	409,650	293,221
Portal fees	247,927	951,760
Listing fees	346,500	288,000
Other revenue	883	895
Total	$5,379,960	$3,636,050

Costs of revenues decreased by $23,826 to $61,603, or approximately 28%, for the nine months ended January 31, 2023 from $85,429 during the nine months ended January 31, 2022. The decrease represents lower costs of sales from our non-funding portal sources of income.

Payroll and payroll related expenses decreased by $440,096, or approximately 15%, to $2,592,891 for the nine months ended January 31, 2023, as compared to $3,032,987 during the nine months ended January 31, 2022. The decrease was attributed to lower wages in the three-month period ended July 31, 2022 and the three-month period ended January 31, 2023.

Marketing expenses decreased by $3,560, or approximately 5%, to $64,211 for the nine months ended January 31, 2023, as compared to $67,771 during the nine months ended January 31, 2022. The decrease in expense was primarily attributed to small adjustments in marketing efforts by our marketing department.

Rent expense increased by $17,106, or approximately 50%, to $51,586 for the nine months ended January 31, 2023, as compared to $34,480 during the nine months ended January 31, 2022. The increase was primarily attributed to a new office-space agreement that became effective in the current fiscal year.

General and administrative expenses decreased by $35,781, or approximately 3%, to $1,241,365 for the nine months ended January 31, 2023, from $1,277,146 during the nine months ended January 31, 2022. The decrease was primarily attributed to a decrease in professional fees.

Consulting expense decreased by $219,288, or approximately 33%, to $455,892 for the nine months ended January 31, 2023 from $675,180 during the nine months ended January 31, 2022. The decrease was primarily attributed to a decrease in overseas programmers.

Interest expense decreased by $13,922 to $76,922, or approximately 15%, for the nine months ended January 31, 2023, as compared to $90,844 during the nine months ended January 31, 2022. The decrease in interest expense is attributed to a reduction in debt owed to our secured lender.

A realized loss of $406,060 was recorded in the nine months ended January 31, 2023, as compared to no realized losses in the nine months ended January 31, 2022. The Company sold 606,060 shares of KingsCrowd Inc. in June 2022 for proceeds of $200,000 that had been valued at 606,060 and recorded a realized loss on the sale of the investment of $406,060.

Unrealized gains on equity securities for the nine months ended January 31, 2023 decreased by $1,418,245, or approximately 43%, to $1,857,500, as compared to $3,275,745 during the nine months ended January 31, 2022. The decrease in unrealized gains is attributable to the sale of common stock at $1.00 per share in a public offering by Kingscrowd Inc., which exceeded the carrying value on our books by $3,275,745, during the nine months ended January 31, 2022, as compared to a net gain of $1,857,500 from observable price changes in investment securities of three investments held by the Company during the nine months ended January 31, 2023.

Liquidity and Capital Resources

At January 31, 2023, we had cash and cash equivalents of $1,771,927 and negative working capital of $844,802 as compared to cash and cash equivalents of $473,925 and negative working capital of $3,113,403 at April 30, 2022.

We have been successful in raising capital by selling restricted common stock and by completing a public offering of our common stock.

On July 15, 2022, the Company completed an underwritten public offering of 1,205,000 shares of the Company’s common stock and warrants to purchase 1,205,000 shares of the Company’s common stock at a combined public offering price of $4.15 per share and warrant. The gross proceeds from the offering were $5,000,750 prior to deducting underwriting discounts, commissions, and other offering expenses. The warrants have a per share exercise price of $5.19, are exercisable immediately, and expire five years from the date of issuance. With the use of proceeds, we paid $1 million of debt to our secured lender. On December 16, 2022 we completed an underwritten public offering of 1,247,000 shares of our common stock, at a price to the public of $1.40 per share. In conjunction with this offering, we issued the underwriter and its designees warrants to purchase 62,350 shares of our common stock at an exercise price of $1.75. The underwriters exercised their over-allotment option and on January 5, 2023, we issued an additional 187,000 shares of its common stock at a price of $1.40 per share. We received net proceeds of $1,621,459 for the issuance of a total of 1,434,000 shares of common stock in both the initial and over-allotment offering. In conjunction with the exercise of the over-allotment, the Company issued the underwriter and its designees warrants to purchase 9,350 shares of our common stock with an exercise price of $1.75.

Netcapital Funding Portal Inc. (the “Funding Portal”), a wholly owned subsidiary of the Company, maintained an operating account at Silicon Valley Bank, Santa Clara, CA (“SVB”) with cash balances of approximately $330,000 at the time SVB was closed on March 10, 2023 and subsequently placed into receivership by the FDIC.  The $330,000 was withdrawn from SVB after March 10, 2023 and deposited in our accounts with other national U.S. banks. Furthermore, the Company and its affiliates maintained accounts at other U.S. banks with cash balances of approximately $979,000 as of March 10, 2023.   Accordingly, the Company believes it has no exposure to loss as a result of SVB’s receivership.

SVB also served as a qualified third-party escrow agent for investors that use the Funding Portal to make investments in companies that seek to raise capital under the exemption provided by Section 4(a)(6) of the Securities Act of 1933, by listing their securities for sale on the Funding Portal’s website. At the time SVB was closed, the cash balances in the escrow account totaled approximately $755,000.     The FDIC has stated that all deposits are guaranteed. Currently, all amounts held in the SVB escrow account are insured and available for withdrawal.

We believe that our existing cash investment balances, sources of capital and our anticipated cash flows from operations will be sufficient to meet our working capital and expenditure requirements for the next 12 months. Although we believe we have adequate sources of liquidity over the next 12 months, the success of our operations, the global economic outlook, and the pace of sustainable growth in our markets, in each case, in light of the market volatility and uncertainty as a result of the COVID-19 pandemic, among other factors, could impact our business and liquidity. Up to this point in time, we believe the pandemic has helped drive people to online investing, as we see regular monthly increases in users and dollars invested, and an increase in issuers seeking to use online fund-raising services in lieu of face-to-face meetings.

Year over Year Changes

Net cash used in operating activities amounted to $3,414,714 and $2,303,458 for the nine months ended January 31, 2023 and 2022, respectively. The principal sources of cash from operating activities for the nine months ended January 31, 2023 was net income of $1,944,114, a realized loss on investments of $406,060 and changes in deferred taxes of $499,000. However, these sources of cash were offset by the receipt of equity securities in lieu of cash of $4,600,000, an unrealized gain on equity securities of $1,857,500, and a gain on a debt conversion of $224,260. The principal source of cash from operating activities in the nine months ended January 31, 2022 was net income of $3,004,260, a non-cash item, stock-based compensation of $1,137,042, and a non-cash item, changes in deferred taxes of $548,000. However, these sources of cash were offset by an unrealized gain on equity securities of $3,275,745, debt forgiveness of $1,904,302, and receipt of equity securities in lieu of cash of $1,187,500.

Net cash provided by investing activities amounted to $200,000 in the nine months ended January 31, 2023. The cash provided consisted of proceeds from the sale of 606,060 shares of an investment in KingsCrowd Inc. Net cash used in investing activities in the nine months ended January, 2022 amounted to $319,166. The use of cash consisted of loans to affiliates of $202,000 and an investment in an affiliate of $117,166.

For the nine months ended January 31, 2023, net cash provided from financing activities amounted to $4,512,716, which included proceeds from the sale of common stock of $5,570,576, which was offset by a payment of $7,860 for a related party note, and payment of $1,050,000 to a secured lender. For the nine months ended January 31, 2022, net cash provided by financing activities amounted to $625,799, which consisted of proceeds from stock subscriptions for the sale of common stock.

In the nine months ended January 31, 2023 and 2022, there were no expenditures for capital assets. We do not anticipate any capital expenditures in fiscal 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures.

The Company’s management, with the participation of the Principal Executive Officer (the “PEO”) and Principal Financial Officer (the “PFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of January 31, 2023. Based on that evaluation, the PEO and the PFO concluded that, as of January 31, 2023, such controls and procedures were effective.

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

Under the supervision and with the participation of management, including the PEO and the PFO, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of January 31, 2023, based on the criteria established in a report entitled “2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of January 31, 2023.

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1. On January 31, 2023, we issued 18,750 shares of our common stock in conjunction with the purchase a 10% interest in Caesar Media Group Inc. We did not receive any proceeds from this issuance. The issuance was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

2. On November 28, 2022, we issued 6,250 shares of our common stock in conjunction with the purchase a 100% interest in MSG Development Corp. We did not receive any proceeds from this issuance. The issuance was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

3. On December 16, 2022, we issued ThinkEquity, LLC and their designees warrants to purchase 62,350 shares of our common stock at an exercise price of $1.75 as compensation for their services as underwriter in our public offering. We did not receive any proceeds from this issuance. The issuance was exempt under Section 4(a)(2) and/or Rule 506 of the Securities Act of 1933, as amended.

4. On January 5, 2023, we issued ThinkEquity, LLC and their designees warrants to purchase 9,350 shares of our common stock at an exercise price of $1.75 as compensation for their services as underwriter in the over-allotment exercise of our public offering. We did not receive any proceeds from this issuance. The issuance was exempt under Section 4(a)(2) and/or Rule 506 of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Netcapital Funding Portal Inc. (the “Funding Portal”), a wholly owned subsidiary of the Company, maintained an operating account at Silicon Valley Bank, Santa Clara, CA (“SVB”) with cash balances of approximately $330,000 at the time SVB was closed on March 10, 2023 and subsequently placed into receivership by the FDIC.  The $330,000 was withdrawn from SVB after March 10, 2023 and deposited in our accounts with other national U.S. banks. Furthermore, the Company and its affiliates maintained accounts at other national banks with cash balances of approximately $979,000 as of March 10, 2023.   Accordingly, the Company believes it has no exposure to loss as a result of SVB’s receivership.

SVB also served as a qualified third-party escrow agent for investors that use the Funding Portal to make investments in companies that seek to raise capital under the exemption provided by Section 4(a)(6) of the Securities Act of 1933, by listing their securities for sale on the Funding Portal’s website. At the time SVB was closed, the cash balances in the escrow account totaled approximately $755,000.     The FDIC has stated that all deposits are guaranteed. Currently, all amounts held in the SVB escrow account are insured and available for withdrawal.

ITEM 6. EXHIBITS.

Exhibit No.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2023 is formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: March 16, 2023	NETCAPITAL INC.

	By:	/s/ Martin Kay
Martin Kay
Chief Executive Officer (Principa1 Executive Officer)

	By:	/s/ Coreen Kraysler
Coreen Kraysler
Chief Financial Officer (Principal Financial and Accounting Officer)