Form 10-K
period 2023-04-30
Netcapital Inc.
filed 2023-07-26
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on October 31, 2022 was $4,424,996.

As of July 26, 2023 the registrant has one class of common equity, and the number of shares outstanding of such common equity was 9,415,382

Documents Incorporated By Reference: None.

FORWARD-LOOKING STATEMENTS

We caution readers that this Form 10-K contains forward-looking statements as that term is defined in the Exchange Act. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. We hereby qualify all our forward-looking statements by the following cautionary statements. Forward-looking statements are predictions and not guarantees of future performance or events. Forward-looking statements are based on current expectations rather than historical facts and relate to future events or future financial performance. Such statements are based on currently available financial and competitive information and are subject to various risks and uncertainties that could cause actual results to differ materially from historical experience and present expectations. Our actual results could differ materially from those stated or implied by such forward-looking statements due to risks and uncertainties associated with our business. Undue reliance should not be placed on forward-looking statements as such statements speak only as of the date on which they are made. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could affect our financial performance, cause actual results to differ from our estimates, or underlie such forward-looking statements, are set forth below and in various places in this Form 10-K, including under the headings Item 1. “Business” and Item 1A. “Risk Factors” in this Form 10-K. These factors include:

●	capital requirements and the availability of capital to fund our growth and to service our existing debt;

●	difficulties executing our growth strategy, including attracting new issuers and investors;

●	our anticipated use of the net proceeds from our recent public offering;

●	economic uncertainties and business interruptions resulting from the coronavirus COVID-19 global pandemic and its aftermath;

●	as restrictions related to the coronavirus COVID-19 global pandemic are removed and face-to-face economic activities normalize, it may be difficult for us to maintain the recent sales gains that we have experienced;

●	all the risks of acquiring one or more complementary businesses, including identifying a suitable target, completing comprehensive due diligence uncovering all information relating to the target, the financial stability of the target, the impact on our financial condition of the debt we may incur in acquiring the target, the ability to integrate the target’s operations with our existing operations, our ability to retain management and key employees of the target, among other factors attendant to acquisitions of small, non-public operating companies;

●	difficulties in increasing revenue per issuer;

●	challenges related to hiring and training fintech employees at competitive wage rates;

●	difficulties in increasing the average number of investments made per investor;

●	shortages or interruptions in the supply of quality issuers;

●	our dependence on a small number of large issuers to generate revenue;

●	negative publicity relating to any one of our issuers;

●	competition from other online capital portals with significantly greater resources than we have;

●	changes in investor tastes and purchasing trends;

●	our inability to manage our growth;

●	our inability to maintain an adequate level of cash flow, or access to capital, to meet growth expectations;

●	changes in senior management, loss of one or more key personnel or an inability to attract, hire, integrate and retain skilled personnel;

●	labor shortages, unionization activities, labor disputes or increased labor costs, including increased labor costs resulting from the demand for qualified employees;

●	our vulnerability to increased costs of running an online portal on Google Cloud Platform and Amazon Web Services;

●	the impact of governmental laws and regulation;

●	failure to obtain or maintain required licenses;

●	changes in economic or regulatory conditions and other unforeseen conditions that prevent or delay the development of a secondary trading market for shares of equity that are sold on our online portal;

●	inadequately protecting our intellectual property or breaches of security of confidential user information; and

You are cautioned that all forward-looking statements involve risks and uncertainties. We undertake no obligation to amend this Form 10-K or revise publicly these forward-looking statements (other than pursuant to reporting obligations imposed on registrants pursuant to applicable federal securities laws) to reflect subsequent events or circumstances.

RISK FACTOR SUMMARY

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors,” together with the other information in this Annual Report on Form 10-K. If any of the following risks actually occurs (or if any of those listed elsewhere in this Annual Report on Form 10-K occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. Unless the context otherwise requires, references in this Annual Report on Form 10-K to the “Company,” “we,” “us,” “our,” and “Netcapital” refer to Netcapital Inc. and its subsidiaries.

Risks Related to Our Need for Additional Capital

We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate operations.

Risks Related to our Business and Growth Strategy

●	We have a limited operating history and cannot assure you that our business will maintain profitability.

●	We operate in a highly regulated industry and those regulations are constantly evolving and may be interpreted in ways that could impact our business.

●	Our wholly owned subsidiary, Netcapital Funding Portal Inc. has licensed the technology necessary to operate our funding portal and if Netcapital Funding Portal Inc. fails to comply with any obligations under this license agreement, it may be subject to termination which could severely impact our ability to operate our funding portal and would adversely affect our business, financial position and results of operations.

●	Our products face significant competition, and if they are unable to compete successfully, our business may suffer.

Risks Related to Receipt of Securities for Services

●	We are not, and do not intend to become, regulated as an investment company under the U.S. Investment Company Act of 1940, as amended, or the 40 Act, (and similar legislation in other jurisdictions) and if we are deemed an “investment company” under the 40 Act applicable restrictions would make it impractical for us to operate as contemplated.

Risk Factors Related to Our Common Stock

●	If we are unable to maintain listing of our securities on The Nasdaq Capital Market or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired.

●	The market price of our common stock is highly volatile and could be subject to volatility related or unrelated to our operations.

●	Market and economic conditions may negatively impact our business, financial condition and share price.

●	Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.

●	Our common stock may be subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which could make transactions in the stock cumbersome and may reduce the value of an investment in the stock.

●	We do not intend to pay cash dividends on our shares of common stock so any returns will be limited to the value of our shares.

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

The Company has three operating subsidiaries. The Funding Portal provides private companies with access to investments from accredited and non-accredited retail investors through our online portal (www.netcapital.com). The Funding Portal charges a $5,000 to $10,000 engagement fee, a 4.9% success fee for capital raised at closing and sometimes is paid with equity from the issuer that has listed on the Funding Portal. In addition, the Funding Portal generates fees for other ancillary services, such as rolling closes. Netcapital Advisors Inc. generates fees and equity stakes from consulting in select portfolio and non-portfolio clients. MSG Development Corp. provides corporate valuation services to businesses and individuals.

Funding Portal

Netcapital.com is an SEC-registered funding portal that enables private companies to raise capital online, while investors are able to invest from almost anywhere in the world, at any time, with just a few clicks. Securities offerings on the portal are accessible through individual offering pages, where companies include product or service details, market size, competitive advantages, and financial documents. Companies can accept investment from virtually anyone, including friends, family, customers, employees, etc. Customer accounts on our platform are not permitted to hold digital securities.

In addition to access to the Funding Portal, the Funding Portal provides the following services:

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

Our valuation group, MSG Development Corp. prepares valuations.

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

The barriers to entry into most Internet markets are relatively low, making them accessible to a large number of entities and individuals. We believe the principal competitive factors in our industry that create certain barriers to entry include but are not limited to reputation, technology, financial stability and resources, proven track record of successful operations, critical mass, and independent oversight and transparency of business practices. Obtaining approval from FINRA to operate as a funding portal is also a barrier to entry due to the significant internal control and capital requirements. While these barriers may limit those able to enter or compete effectively in the market, it is likely that new competitors as well as laws and regulations of governmental authority may be established in the future, in addition to our known current competitors.

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

Our Market

The traditional funding model restricts access to capital, investments and liquidity. According to Harvard Business Review, venture capital firms, or VCs, invest in fewer than 1% of the companies they consider and only 10% of VC meetings are obtained through cold outreach. In addition, only 2% of VC funding went to women in 2022, according to PitchBook, while only 1% went to black-owned firms, according to TechCrunch.

Furthermore, under the traditional model, the average investor lacked access to early-stage investments. Prior to the JOBS Act, almost 90% of U.S. households were precluded from investing in private deals, per dqydj.com. Liquidity has also been an issue, as private investments are generally locked up until IPO or takeout.

The JOBS Act helped provide a solution to these issues by establishing the funding portal industry, which is currently in its infancy. Title III of the JOBS Act outlines Reg CF, which traditionally allowed private companies to raise up to $1.07 million from all Americans. In March 2021, regulatory enhancements by the SEC went into effect and increased the limit to $5 million. These amendments increased the offering limits for Reg CF, Regulation A and Regulation D, Rule 504 offerings as follows: Reg CF increased to $5 million; Regulation D, Rule 504 increased to $10 million from $5 million; and Regulation A Tier 2 increased to $75 million from $50 million.

There was $494 million raised via Reg CF in 2022, according to Crowdwise. We believe a significant opportunity exists to disrupt private capital markets via the Netcapital funding portal.

Private capital markets reached $12 trillion by the first half of 2022, per McKinsey. Within this market, private equity represents the largest share, with assets in excess of $3 trillion and a 10-year CAGR of 10%. Since 2000, global private equity, or PE, net asset value has increased almost tenfold, nearly three times faster than the size of the public equity market. Both McKinsey and Boston Consulting Group predict that this strong growth will continue, as investors allocate increasing amounts to private equity, due to historically higher returns and lower volatility than public markets. In addition, Boston Consulting Group estimates that there are $42 trillion held in retail investment accounts, which we believe represents a large pool of potential account holders for us.

Our Technology

The Netcapital platform is a scalable, real-time, transaction-processing engine that runs without human intervention, 24 hours a day, seven days a week.

For companies raising capital, the technology provides fully automated onboarding with integrated regulatory filings. Funds are collected from investors and held in escrow until the offering closes. For entrepreneurs, the technology facilitates access to capital at low cost. For investors, the platform provides access to investments in private, early-stage companies that were previously unavailable to the general public. Both entrepreneurs and investors can track and view their investments through their dashboard on netcapital.com. The platform currently has more than 100,000 users.

Scalability was demonstrated in November 2021, when the platform processed more than 2,000 investments in less than two hours, totaling more than $2 million.

Our infrastructure is designed in a way that can horizontally scale to meet our capacity needs. Using Docker containers and Amazon Elastic Container Service, or Amazon ECS, we are able to automate the creation and launch of our production web and application programming interface, or API, endpoints in order to replicate them as needed behind Elastic Load Balancers (ELBs).

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

Most of our central processing unit, or CPU, intensive data processing happens asynchronously through a worker/jobs system managed by AWS ElastiCache’s Redis endpoint. This component can be easily fine-tuned for any scale necessary.

The technology necessary to operate our funding portal is licensed from Netcapital Systems LLC, a Delaware limited liability company, of which Jason Frishman, Netcapital Founder, owns a 29% interest, under a license agreement with the Funding Portal. Payments under the licensing agreement amounted to $430,000 and $357,429 in the years ended April 30, 2023 and 2022, respectively.

Proposed Alternative Trading System (“ATS”) Relationship

On January 2, 2023, our wholly owned subsidiary, Netcapital Systems LLC entered into a software license and services agreement (“Templum License Agreement”) with Templum, Inc (“Templum”) to provide issuers and investors on the Netcapital funding portal with the potential for greater distribution and liquidity. Templum is a company that provides capital markets infrastructure for trading private equity securities and operates an ATS with approval in 53 U.S. states and territories for the trading of unregistered or private securities.

The Templum License Agreement allows us to launch a customized marketplace for the trading of private securities issued under an exemption to the Securities Act of 1933, as amended. Templum operates an alternative trading system under the provisions of Regulation ATS. The Templum License Agreement is for an initial term of three (3) years and will automatically renew for consecutive terms of one (1) year unless (i) either party upon at least ninety (90) days prior to the expiration of the initial term or then-current renewal term, provides written notice to the other party of its intention not to renew, in which case the agreement and the applicable order and technology services and pricing outline will expire, as the case may be, at the end of the then current initial term or renewal term; or (ii) either party terminates the agreement pursuant to and in accordance with the terms and conditions set forth in the agreement. Netcapital Systems paid Templum an implementation fee upon signing of the Agreement.

The Templum License Agreement grants Netcapital Systems a limited, revocable, non-exclusive, non-transferable, and non-sublicensable right and license to use Templum’s software and to provide its users access to the software. Notwithstanding the foregoing, Netcapital Systems shall be Templum’s exclusive registered crowdfunding platform partner and Templum shall not provide services to any third-party whose primary business is providing services as a registered crowdfunding platform except as noted in the agreement. Netcapital Systems agreed to pay Templum a discounted license fee in year 1, and a standard license fee in years 2 and 3. After conclusion of the initial 3-year term, the annual license fee will increase by the greater of CPI+3% or 5% for each renewal term.

A beta testing platform has been established and the functionality is currently being tested. Additional milestones required to launch the platform to the public include, but are not limited to, development of the know-your-customer (KYC) and anti-money laundering (AML) functionality as well as a launch of the beta version to a closed group of users, which is currently expected in the fourth quarter of 2023. Currently, we do not know when, or if, this platform will be fully completed and launched, as there are many details that remain to be completed as well as certain regulatory matters that are required to be satisfied regarding the proposed operation of the ATS. Any regulatory delays or objections will result in delays in our ability to launch the proposed platform.

It is currently contemplated that the Templum ATS will be integrated with the Netcapital funding platform, and that issuers and investors will not be able to directly access the Templum ATS. Rather, we will be responsible for collecting and delivering any required information to the Templum ATS. Once an order request has been submitted and the Templum ATS has identified two-order (bid/ask) matching at the price level, it will inform us so that we can initiate the process of wallet reconciliation between the two proposed parties in the transaction.

Competitive Advantages

We believe we provide a low-cost solution for online capital raising versus our peer group (StartEngine Crowdfunding, Inc., Wefunder Inc. and Republic Core LLC). We also believe that our access and onboarding of new clients are superior due to our facilitated technology platforms. Our network is expanding as a result of our enhanced marketing and broad distribution to reach new investors. Given the rapid growth in the industry and its potential to disrupt the multi-billion dollar private capital market, we believe there is sufficient room for multiple players.

Our Strategy

Two major tailwinds are driving accelerated growth in the shift to the use of online funding portals: (i) the COVID-19 pandemic; and (ii) the increase in funding limits under Reg CF. The pandemic drove a rapid need to bring as many processes as possible online. With travel restrictions in place and most people in lockdown, entrepreneurs were no longer able to fundraise in person and have increasingly turned to online capital raising through funding portals.

There are numerous industry drivers and tailwinds that complement investor demand for access to investments in private companies. To capitalize on these, our strategy is to:

●	Generate New Investor Accounts. Growing the number of investor accounts on our platform is a top priority. Investment dollars continuing to flow through our platform is a key revenue driver. When issuers advertise their offerings, they are generating new investor accounts for us at no cost to Netcapital. We plan to supplement our issuers’ spend on advertising by increasing our online marketing spend as well, which may include virtual conferences going forward.

●	Hire Additional Business Development Staff. We seek to hire additional business development staff that is technology and financially passionate about capital markets to handle our growing backlog of potential customers.

●	Increase the Number of Companies on Our Platform via Marketing. When a new company lists on our platform, they bring their customers, supporters, and brand ambassadors as new investors to Netcapital. We plan to increase our marketing budget to help grow our portal and advisory clients.

●	Invest in Technology. Technology is critical to everything that we do. We plan to invest in developing innovative technologies that enhance our platform and allow us to pursue additional service offerings. For example, we plan on offering the ability to purchase securities sold under Regulation A.

●	Incubate and Accelerate Our Advisory Portfolio Clients. The advisory portfolio and our equity interests in select advisory clients represent potential upside for our shareholders. We seek to grow this model of advisory clients.

●	Expand Internationally. We believe there is a significant opportunity to expand into Europe and Asia as an appetite abroad grows for U.S. stocks.

●	Open ATS/Secondary Transfer Feature. Lack of liquidity is a key issue for investors in private companies as private markets lack a liquidity feature in our targeted market. In January 2023, we entered into software license and services agreement with Templum Markets LLC, operator of an ATS with approval in 53 U.S. states and territories, for the trading of unregistered or private securities to provide issuers and investors on the Netcapital funding portal with the potential for greater distribution and liquidity. A beta testing platform has been established and the functionality is currently being tested.

●	New Verticals Represent a Compelling Opportunity. We operate in a regulated market supported by the JOBS Act. We may pursue expansion to our model to include Regulation A and Regulation D offerings.

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

ScanHash LLC

Industry: AI

With the click of a button and the wallet owner’s permission, ScanHash’s innovative program launches and immediately integrates with customers' technology systems to search for clues and traces of their private key, digital wallets and other crypto-enabling logs and records. Thanks to ScanHash’s proprietary digital forensics technology, recovering lost cryptocurrency is affordable, accessible, and safe.

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

Although each of the above companies possesses potential to be a valuable liquid asset for our Company, they are subject to swings in their valuation and on a quarter-to-quarter basis, may create extreme volatility in our earnings report, as we mark the value of the investment to the most recent observable price. Some of our investments may decrease to a value of zero dollars.

Major Customers

For the year ended April 30, 2023, the Company had one customer that constituted 25% of its revenues, and four customers that each constituted 14% of its revenues. For the year ended April 30, 2022, the Company had one customer that constituted 22% of its revenues, a second customer that constituted 22% of its revenues, and a third customer that constituted 18% of its revenues.

Recent Developments

May 2023 Registered Direct Offering

On May 23, 2023, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we agreed to issue and sell to such investors, in a registered direct offering (the “Offering”), 1,100,000 shares (the “Shares”) of our common stock at a price of $1.55 per Share, for aggregate gross proceeds of $1,705,000, before deducting the placement agent's fees and other offering expenses payable by the Company. The Offering closed on May 25, 2023 and we received aggregate net proceeds of $1,468,700. The Shares were offered and issued and sold pursuant to the Company’s shelf registration statement on Form S-3 (File 333-267921) filed by the Company with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), on October 18, 2022 and declared effective on October 26, 2022.

We used approximately $365,000 of the net proceeds from the Offering to repay certain indebtedness, and the remainder of net proceeds for working capital and general corporate purposes.

Also in connection with the Offering, on May 23, 2023, we entered into a placement agency agreement with ThinkEquity (the “Placement Agent”), pursuant to which (i) the Placement Agent agreed to act as placement agent on a “best efforts” basis in connection with the Offering, (ii) we agreed to pay the Placement Agent an aggregate fee equal to 8.0% of the gross proceeds raised in the Offering, and to reimburse the Placement Agent for certain expenses, and (iii) we agreed to issue to the Placement Agent warrants to purchase up to 55,000 shares of Common Stock at an exercise price of $1.94 (the “Placement Agent Warrants”), which were issued on May 25, 2023. The Placement Agent Warrants (and the shares of Common Stock issuable upon the exercise of the Placement Agent Warrants) were not registered under the Securities Act, and were offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

Repayment of Secured Debt

On May 25, 2023, we paid $367,167 to our secured lender, Vaxstar LLC, to pay off the remaining $350,000 principal balance and $17,167 in interest, using a portion of the net proceeds of the Offering. Following repayment to Vaxstar LLC the facility was closed and all related agreements were terminated in accordance with their terms.

Recent Common Stock Issuances.

In April and May 2023, we issued an aggregate of 450,000 shares of common stock to consultants in consideration of services rendered. In addition, in July 2023, we issued 49,855 shares of common stock to an unrelated third party, in consideration of a release from such third party related to settlement of an outstanding debt between such third-party and Netcapital DE LLC. We did not receive any proceeds from these issuances. Such shares were issued as restricted securities and were issued pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

July 2023 Public Offering

On July 24, 2023 the Company completed an underwritten public offering of 1,725,000 shares of the Company’s common stock, at a price to the public of $0.70 per share for aggregate gross proceeds of $1,207,500, before deducting underwriting discounts and offering expenses payable by the Company. In conjunction with this offering, the Company issued the underwriter and its designees warrants to purchase 86,250 shares of our common stock at an exercise price of $0.875.

Corporate Information

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

ITEM 1A. RISK FACTORS.

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Need for Additional Capital

We will need to raise additional funding, which may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate operations.

Our cash balances at April 30, 2023 and July 25, 2023 were $569,441 and $1,256,200, respectively. We will need to raise additional capital following the date of this report through the offering of additional equity and/or debt securities and/or the sale of equity positions in certain portfolio companies for which Netcapital Advisors provides marketing and strategic advice. In the event that we are not able to raise additional working capital through these methods, we do not expect that our cash on hand will be sufficient to fund our current operations for the next 12 months.  Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings, government or other third-party funding or a combination of these approaches. Raising funds in the current economic environment may present additional challenges. Even if we believe we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

Any additional fundraising efforts may divert our management from their day-to-day activities. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares of common stock to decline. The sale of additional equity or convertible securities may dilute our existing stockholders. The incurrence of indebtedness would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

We were incorporated in the State of Utah in April 1984. Although we have reported earnings in the years ended April 30, 2023 and 2022, the majority of our earnings came from unrealized gains in equity securities that we own. These securities have observable prices but are not liquid. Furthermore, the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will maintain profitability.

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenues.

We currently derive a significant portion of our revenues from a limited number of customers. For the year ended April 30, 2023, the Company had one customer that constituted 25% of its revenues, and four customers that each constituted 14% of its revenues. For the year ended April 30, 2022, the Company had one customer that constituted 22% of its revenues, a second customer that constituted 22% of its revenues, and a third customer that constituted 18% of its revenues. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our services that will be generated by these customers or new customers, or the future demand for the products and services of these customers or new customers.  If any of these customers experience declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our products which could have an adverse effect on our margins and financial position and could negatively affect our revenues and results of operations and/or trading price of our common stock.

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

We have an evolving business model.

Our business model is one of innovation, including continuously working to expand our product lines and services to our clients. For example, we are evaluating an expansion into the broker-dealer space as well as our foray into becoming an alternative trading system. It is unclear whether these services will be successful. Further, we continuously try to offer additional types of services, and we cannot offer any assurance that any of them will be successful. From time to time, we may also modify aspects of our business model relating to our service offerings. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.

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

Our future success depends on the efforts of a small number of key personnel, including the founder of our subsidiary, Netcapital Funding Portal Inc., our Chief Executive Officer, Chief Financial Officer, and our compliance, engineering and marketing teams. Our software engineer team, as well as our compliance team and our marketing team are critical to continually innovate and improve our products while operating in a highly regulated industry. In addition, due to the specialized expertise required, we may not be able to recruit the individuals needed for our business needs. There can be no assurance that we will be successful in attracting and retaining the personnel we require to operate and be innovative.

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

We currently rely on First Citizens Bank to provide all escrow services related to offerings on our platform. Any change in this relationship will require us to find another escrow agent and escrow bank. This change may cause us delays as well as additional costs in transitioning our technology. We are not allowed to operate our funding portal business without a qualified third-party escrow bank. There are a limited number of banks that provide this service. As such, if our relationship with our escrow agent is terminated, we may have difficulty finding a replacement which could have a material adverse effect on our business and results of operations.

If our wholly owned subsidiary, Netcapital Funding Portal Inc., fails to comply with its obligations under the license agreement with Netcapital Systems LLC under which the technology to operate our funding portal is licensed to Netcapital Funding Portal Inc., we could lose rights necessary to operate our funding portal which are important to our business.

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

We face significant market competition.

We facilitate online capital formation. Though this is a new market, we compete against a variety of entrants in the market as well as new entrants into the market. Some of these follow a regulatory model that is different from ours and might provide them competitive advantages. New entrants could include those that may already have a foothold in the securities industry, including some established broker-dealers. Further, online capital formation is not the only way to address helping start-ups raise capital, and the Company has to compete with a number of other approaches, including traditional venture capital investments, loans and other traditional methods of raising funds and companies conducting crowdfunding raises on their own websites. Additionally, some competitors and future competitors may be better capitalized than us, which would give them a significant advantage in marketing and operations.

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

We may seek additional capital through a combination of equity offerings, debt financings, strategic collaborations and alliances or licensing arrangements. To the extent that we raise additional capital through the sale of equity, convertible debt securities or other equity-based derivative securities, your ownership interest will be diluted and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Any indebtedness we incur could involve restrictive covenants, such as limitations on our ability to incur additional debt, acquire or license intellectual property rights, declare dividends, make capital expenditures and other operating restrictions that could adversely impact our ability to conduct our business. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline. If we raise additional funds through strategic collaborations and alliances or licensing arrangements with third parties, or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Adequate additional financing may not be available to us on acceptable terms, or at all.

Our debt level could negatively impact our financial condition, results of operations and business prospects.

As of April 30, 2023, we had approximately $2,735,800 of principal indebtedness outstanding and we have borrowed money on three occasions from the SBA. Our level of debt could have significant consequences to our shareholders, including the following:

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

Our profitability may depend in part on our ability to effectively protect our proprietary rights, including obtaining trademarks for our brand names, protecting our products and websites, maintaining the secrecy of our internal workings and preserving our trade secrets, as well as our ability to operate without inadvertently infringing on the proprietary rights of others. There can be no assurance that we will be able to obtain future protections for our intellectual property or defend our current trademarks and future trademarks and patents. Further, policing and protecting our intellectual property against unauthorized use by third parties is time-consuming and expensive, and certain countries may not even recognize our intellectual property rights. There can also be no assurance that a third party will not assert infringement claims with respect to our products or technologies. Any litigation for both protecting our intellectual property or defending our use of certain technologies could have a material adverse effect on our business, operating results and financial condition, regardless of the outcome of such litigation.

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

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers and could decrease demand for our services. Since the spring of 2020, large segments of the U.S. and global economies were impacted by COVID-19, a significant portion of the U.S. population were subject to “stay at home” or similar requirements. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers (both issuers using our services and investors investing on our platform) and our sales cycles, impact on our customer, employee or industry events, and effect on our vendors, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact our financial condition or results of operations is uncertain. To date, the COVID-19 outbreak has significantly impacted global markets, U.S. employment numbers, as well as the business prospects of many small businesses (our potential clients). A significant part of our business model is based on receiving a percentage of the investments made through our platform and services. Further, we are dependent on investments in our offerings to fund our business. However, to date, other than working remotely, COVID-19 has not had a negative impact on the Company. While our business has not yet been impacted by COVID-19, to the extent COVID-19 continues and limits investment capital or personally impacts any of our key employees, it may have a significant impact on our results and operations.

Acquisitions may have unanticipated consequences that could harm our business and our financial condition.

Any acquisition that we pursue, whether successfully completed or not, involves risks, including:

●	material adverse effects on our operating results, particularly in the fiscal quarters immediately following the acquisition of acquired entities that are integrated into our operations;

●	risks associated with entering into markets or conducting operations where we have no or limited prior experience;

●	problems retaining key personnel;

●	potential impairment of tangible and intangible assets and goodwill acquired in the acquisition;

●	potential unknown liabilities;

●	difficulties of integration and failure to realize anticipated synergies; and

●	disruption of our ongoing business, including diversion of management’s attention from other business concerns.

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

For our consulting and advisory services, payment is often made through equity securities of customers instead of cash. The securities issued are in private companies with no established trading market for their securities. In the absence of a trading market, we may be unable to liquidate our investment, which will result in the loss of our investment.

Risk Factors Related to our Common Stock

Concentration of ownership among our majority stockholders may prevent new investors from influencing significant corporate decisions.

As of July 26 2023, Netcapital Systems LLC, our largest stockholder, beneficially owned, in the aggregate, approximately 18.2% of our outstanding shares of common stock. As a result, this stockholder will be able to exercise a significant level of control over matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of our company or changes in management and will make the approval of certain transactions difficult or impossible without the support of these stockholders.

There can be no assurance that we will be able to comply with Nasdaq’s continued listing standards, a failure of which could result in a delisting of our common stock and warrants.

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

In our May 2023 offering, we sold 1,100,000 shares of common stock. The existence of the potential additional shares of our common stock in the public market, or the perception that such additional shares may be in the market, could adversely affect the price of our common stock. We cannot predict the effect, if any, that market sales of those shares of common stock or the availability of those shares of common stock for sale will have on the market price of our common stock. Any decline in the price of a share of common stock will also have a negative effect on the price in the market of a warrant.

We do not expect to pay dividends and investors should not buy our common stock expecting to receive dividends.

We have not paid any dividends on our common stock in the past, and do not anticipate that we will declare or pay any dividends in the foreseeable future. Consequently, you will only realize an economic gain on your investment in our common stock if the price appreciates. You should not purchase our common stock expecting to receive cash dividends. Since we do not pay dividends, then you may have a limited ability to liquidate or receive any payment on your investment. Therefore, our failure to pay dividends may cause you to not see any return on your investment even if we are successful in our business operations. In addition, because we do not pay dividends we may have trouble raising additional funds, which could affect our ability to expand our business operations.

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

Our issuance of common stock upon the exercise of options granted under our 2023 Omnibus Equity Incentive Plan may dilute all other stockholders.

We have issued options to purchase 1,950,000 shares of common stock under our 2023 Omnibus Equity Incentive Plan and we expect to issue options to purchase the remaining 50,000 shares of common stock in the future to officers, directors, employees and consultants under our 2023 Omnibus Equity Incentive Plan. Any such issuances of common stock underlying stock options may cause stockholders to experience dilution of their ownership interests and the per share value of our common stock to decline.

Our compliance with complicated U.S. regulations concerning corporate governance and public disclosure is expensive and diverts management’s attention from our core business, which could adversely affect our business, results of operations, and financial condition.

As a publicly reporting company, we are faced with expensive, complicated and evolving disclosure, governance and compliance laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and the Dodd-Frank Act, and Nasdaq rules. As a result of the complexity involved in complying with the applicable rules and regulations, our management’s attention may be diverted from other business concerns, which could harm our business, results of operations and financial condition. We may need to hire more personnel in the future or engage outside consultants, which will increase our operating expenses, to assist us in complying with these requirements.

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

ITEM 2.    PROPERTIES

We utilize an office at 1 Lincoln Street in Boston, Massachusetts. We currently pay rent of approximately $5,700 a month, and our lease agreement is through September 2023 for approximately 400 square feet in an office-suite location. The majority of our employees work remotely. We believe our current office space is suitable and adequate for its intended purposes and our near-term expansion plans.

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

Recent Issuances of Unregistered Securities

On May 10, 2023, we issued 100,000 shares of our common stock for consulting services. We did not receive any proceeds from this issuance. The issuance was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

On July 14, 2023, we issued 49,855 shares of our common stock in consideration of a release from an unrelated third party in conjunction with the settlement of an outstanding debt between such third party and Netcapital Systems LLC. We did not receive any proceeds from this issuance. The issuance was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b) Holders

There are 270 shareholders of record of our common stock as of July 26, 2023.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

2021 Equity Incentive Plan. In November 2021, our Board adopted the 2021 Equity Incentive Plan, or the Plan. An aggregate of 300,000 shares of our common stock is reserved for issuance and available for awards under the Plan, including incentive stock options granted under the Plan. The Plan administrator may grant awards to any employee, director, consultant or other person providing services to us or our affiliates. As of July 26, 2023, we had awarded an aggregate of 252,000 options to purchase shares of common stock to directors and there remain 48,000 shares for grant under the Plan.

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

2023 Omnibus Equity Incentive Plan. On January 3, 2023, the Board of Directors of the Company approved and adopted the Netcapital Inc., 2023 Omnibus Equity Incentive Plan (the “2023 Plan”), which was subsequently approved by the Company’s stockholders. The total number of shares of common stock authorized for issuance under the 2023 Plan is (i) 2,000,000 shares of common stock plus (ii) an annual increase on the first day of each calendar year beginning with May 1, 2024 and ending with the last May 1 during the initial ten-year term of the 2023 Plan, equal to the lesser of (A) five percent (5%) of the shares of common stock outstanding (on an as-converted basis, which shall include shares issuable upon the exercise or conversion of all outstanding securities or rights convertible into or exercisable for shares of common stock, including without limitation, preferred stock, warrants and employee options to purchase any shares of common stock) on the final day of the immediately preceding calendar year and (B) such lesser number of shares of common stock as determined by the Board; provided, that, shares of common stock issued under the 2023 Plan with respect to an exempt award shall not count against such share limit. No more than 2,000,000 Shares, and as increased on an annual basis, on the first day of each calendar year beginning with May 1, 2024 and ending with the last May 1 during the initial ten-year term of the Plan, by the lesser of (A) five percent (5%) of the shares of common stock outstanding (on an as-converted basis, which shall include shares of common stock issuable upon the exercise or conversion of all outstanding securities or rights convertible into or exercisable for shares of common stock, including without limitation, preferred stock, warrants and employee options to purchase any shares of common stock) on the final day of the immediately preceding calendar year; (B) 300,000 shares of common stock, and (C) such lesser number of shares of common stock as determined by the Board, shall be issued pursuant to the exercise of ISOs. As of April 30, 2023, we had awarded an aggregate of 1,950,000 options to purchase shares of common stock to directors and there remain 50,000 shares for grant under the 2023 Plan.

The 2023 Plan will be administered by the Board or a committee to which the Board delegates such responsibility (the “Administrator”). The 2023 Plan will be administered by the Administrator in accordance with Rule 16b-3 of the Securities Exchange Act of 1934, as amended. The Administrator may interpret the 2023 Plan and may prescribe, amend, and rescind rules and make all other determinations necessary or desirable for the administration of the 2023 Plan. The 2023 Plan permits the Administrator to select the eligible recipients who will receive awards, to determine the terms and conditions of those awards, including but not limited to the exercise price or other purchase price of an award, the number of shares of common stock or cash or other property subject to an award, the term of an award and the vesting schedule applicable to an award, to determine the terms and conditions of written instruments evidencing such awards and to amend the terms and conditions of outstanding awards.

The 2023 Plan permits the grant of: (a) stock options, which may be intended as incentive stock options (“ISOs”) or as nonqualified stock options (options not meeting the requirements to qualify as ISOs); (b) stock appreciation rights (“SARs”); (c) restricted stock; (d) restricted stock units; (e) cash incentive awards; or (f) other awards, including: (i) stock bonuses, performance stock, performance units, dividend equivalents, or similar rights to purchase or acquire Shares, whether at a fixed or variable price or ratio related to the Common Stock, upon the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or any combination thereof; or (ii) any similar securities with a value derived from the value of or related to the Common Stock and/or returns thereon.

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

We provide private company investment access to accredited retail and non-accredited retail investors through our online portal (www.netcapital.com). The Funding Portal charges a $5,000 to $10,000 engagement fee, a 4.9% success fee for capital raised at closing and sometimes is paid with equity from the issuer that has listed on the Funding Portal. In addition, the Funding Portal generates fees for other ancillary services, such as rolling closes. Securities offerings on the portal are accessible through individual offering pages, where companies include product or service details, market size, competitive advantages, and financial documents. Companies can accept investment from virtually anyone, including friends, family, customers, employees, etc., at any time, with just a few clicks.

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

Recent Developments

May 2023 Registered Direct Offering

On May 23, 2023, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we agreed to issue and sell to such investors, in a registered direct offering (the “Offering”), 1,100,000 shares (the “Shares”) of our common stock at a price of $1.55 per Share, for aggregate gross proceeds of $1,705,000, before deducting the placement agent's fees and other offering expenses payable by the Company. The Offering closed on May 25, 2023 and we received aggregate net proceeds of $1,468,700. The Shares were offered and issued and sold pursuant to the Company’s shelf registration statement on Form S-3 (File 333-267921) filed by the Company with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), on October 18, 2022 and declared effective on October 26, 2022.

In connection with the Offering, on May 23, 2023, we entered into a placement agency agreement with ThinkEquity (the “Placement Agent”), pursuant to which (i) the Placement Agent agreed to act as placement agent on a “best efforts” basis in connection with the Offering, (ii) we agreed to pay the Placement Agent an aggregate fee equal to 8.0% of the gross proceeds raised in the Offering, and to reimburse the Placement Agent for certain expenses, and (iii) we agreed to issue to the Placement Agent warrants to purchase up to 55,000 shares of Common Stock at an exercise price of $1.94 (the “Placement Agent Warrants”), which were issued on May 25, 2023. The Placement Agent Warrants (and the shares of Common Stock issuable upon the exercise of the Placement Agent Warrants) were not registered under the Securities Act, and were offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

Repayment of Secured Debt

On May 25, 2023 the Company paid $367,167 to its secured lender, Vaxstar LLC, to pay off the remaining $350,000 principal balance and $17,167 in interest.

Recent Common Stock Issuances.

In April and May 2023, we issued an aggregate of 450,000 shares of common stock to consultants in consideration of services rendered. In addition, in July 2023, we issued 49,855 shares of common stock to an unrelated third party, in consideration of a release from such third party related to settlement of an outstanding debt between such third-party and Netcapital DE LLC. We did not receive any proceeds from these issuances. Such shares were issued as restricted securities and were issued pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

July 2023 Public Offering

On July 24, 2023 the Company completed an underwritten public offering of 1,725,000 shares of the Company’s common stock, at a price to the public of $0.70 per share for aggregate gross proceeds of $1,207,500, before deducting underwriting discounts and offering expenses payable by the Company. In conjunction with this offering, the Company issued the underwriter and its designees warrants to purchase 86,250 shares of our common stock at an exercise price of $0.875.

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

Results of Operations

Fiscal Year 2023 Compared to Fiscal Year 2022

Our revenues for fiscal 2023 increased by $3,013,150, or 55%, to $8,493,985 as compared to $5,480,835 reported for fiscal 2022. The increase in revenues is attributable to increased revenues from consulting services for equity securities, which recorded an increase in fees of $3,730,000, or 111% to $7,105,000 in fiscal 2023 as compared to $3,375,000 in fiscal 2022. The components of revenue are as follows:

	April 30, 2023	April 30, 2022
Consulting services for equity securities	$7,105,000	$3,375,000
Consulting revenue	455,320	503,233
Portal fees	418,513	1,206,957
Listing fees	513,960	394,490
Other revenue	1,192	1,155
Total	$8,493,985	$5,480,835

In fiscal 2023 and 2022, the average dollars raised in a successful offering on the funding portal amounted to $128,170 and $369,478, respectively, and the number of offerings that closed successfully amounted to 49 and 64, respectively.

Our costs of revenues decreased by $25,077, or 23%, to $85,038 in fiscal 2023, from $110,115 in fiscal 2022. The decrease is attributable to lower costs of sales from our non-funding portal sources of income.

Consulting expenses decreased by $303,218, or 34%, to $589,349 for fiscal 2023 from $892,567 reported in the prior fiscal year. The decrease was primarily attributed to a decrease in overseas programmers.

Payroll and payroll related expenses decreased by $117,355, or 3%, to $3,646,490 in fiscal 2023, as compared to $3,763,845 in fiscal 2022. The decrease was attributed to a decrease in staff and wages.

General and administrative expenses increased by $138,667 or 9%, to $1,740,698 for the year ended April 30, 2023, as compared to $1,602,031 for the prior fiscal year. The primary increase in expenses is attributable to professional fees.

Interest expense decreased by $32,530 to $93,842 for the year ended April 30, 2023, as compared to $126,372 for the prior fiscal year. The decrease in interest expense is attributed to a reduction in debt owed to our secured lender.

A realized loss of $406,060 was recorded in the year ended April 30, 2023, as compared to no realized losses in the year ended April 30, 2022. The Company sold 606,060 shares of KingsCrowd Inc. in June 2022 for proceeds of $200,000 that had been valued at $606,060 and recorded a realized loss on the sale of the investment of $406,060.

Unrealized gains on equity securities for the years ended April 30, 2023 decreased by $1,418,245, or approximately 43%, to $1,857,500, as compared to $3,275,745 during the year ended April 30, 2022. The decrease in unrealized gains is attributable to the sale of common stock at $1.00 per share in a public offering by Kingscrowd Inc., which exceeded the carrying value on our books by $3,275,745, during the year ended April 30, 2022, as compared to a net gain of $1,857,500 from observable price changes in investment securities of three investments held by the Company during the year ended April 30, 2023.

Liquidity and Capital Resources

As of April 30, 2023, we had cash and cash equivalents of $569,441 and negative working capital of $2,622,670 as compared to cash and cash equivalents of $473,925 and negative working capital of $3,113,403 of April 30, 2022.

We have been successful in raising capital by completing public offerings of our common stock.

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

On May 23, 2023, we entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to issue and sell to such investors, in a registered direct offering (the “Offering”), 1,100,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a price of $1.55 per Share, for aggregate gross proceeds of $1,705,000, before deducting the placement agent's fees and other offering expenses payable by the Company. The Offering closed on May 25, 2023. The Shares were offered and issued and sold pursuant to the Company’s shelf registration statement on Form S-3 (File 333-267921), filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933, as amended, on October 18, 2022 and declared effective on October 26, 2022.

With the use of proceeds, we paid our secured lender $350,000 in principal plus accrued interest of $17,167.23 to retire all outstanding obligations to the secured lender.

On July 24, 2023 the Company completed an underwritten public offering of 1,725,000 shares of the Company’s common stock, at a price to the public of $0.70 per share for aggregate gross proceeds of $1,207,500, before deducting underwriting discounts and offering expenses payable by the Company. In conjunction with this offering, the Company issued the underwriter, and its designees, warrants to purchase 86,250 shares of our common stock at an exercise price of $0.875.

We believe that our existing cash investment balances, our anticipated cash flows from operations and liquidity sources including offering of equity and/or debt securities and/or the sale of equity positions in certain portfolio companies for which Netcapital Advisors provides marketing and strategic advice will be sufficient to meet our working capital and expenditure requirements for the next 12 months. Although we believe we have adequate sources of liquidity over the next 12 months, the success of our operations, the global economic outlook, and the pace of sustainable growth in our markets, in each case, in light of the market volatility and uncertainty as a result of the COVID-19 pandemic, among other factors, could impact our business and liquidity. Up to this point in time, we believe the pandemic has helped drive people to online investing, as we see regular monthly increases in users and dollars invested, and an increase in issuers seeking to use online fund-raising services in lieu of face-to-face meetings.

Year over Year Changes

Net cash used in operating activities amounted to $4,617,200 in fiscal 2023, as compared to net cash used in operating activities of $3,006,667 in fiscal 2022.

In fiscal 2023, the primary sources of cash were net income of $2,954,972, changes in deferred taxes of 680,000, a realized loss on the sale of investments of 406,060, a decrease in accounts receivable of $1,039,957 and stock-based compensation of $269,577. However, these items were offset by non-cash revenue from the receipt of equity of $8,110,000, and an unrealized gain on equity securities of $1,857,500. In fiscal 2022, the primary sources of cash were net income of $3,503,530 and stock-based compensation of $1,176,058. However, these items were offset by non-cash revenue from the receipt of equity of $2,387,500, an unrealized gain on equity securities of $3,275,745 debt forgiveness of $1,904,302 and an increase in accounts receivable of $1,153,598.

In fiscal 2023, net cash provided by investing activities amounted to $200,000 from the sale of an investment. In fiscal 2022, net cash used in investing activities amounted to $319,166, consisting of loans to affiliates of $202,000 and an investment in an affiliate of $117,166.

In fiscal 2023, net cash provided from financing activities amounted to $4,512,716, which included proceeds from the sale of common stock of $5,570,576, which was offset by a payment of $7,860 for a related party note, and payment of $1,050,000 to a secured lender. In fiscal 2022, net cash provided by financing activities amounted to $1,325,799. Cash proceeds were received of $300,000 from the sale of two convertible notes, $400,000 from borrowing from our secured lender and $625,799 from the sale of stock subscriptions.

In fiscal 2023 and 2022, there were no expenditures for capital assets. We do not anticipate any capital expenditures in the next fiscal year.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. The most significant estimates include:

●	revenue recognition and estimating allowance for doubtful accounts;

●	valuation of long-lived assets; and

●	valuation of intangible assets.

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

Allowance for Doubtful Accounts

In order to record the Company’s accounts receivable at their net realizable value, the Company must assess their collectability.  A considerable amount of judgment is required in order to make this assessment, including an analysis of historical bad debts and other adjustments, a review of the aging of the Company’s receivables, and the current creditworthiness of the Company’s customers.  Generally, when a customer account reaches a certain level of delinquency, the Company provides an allowance for the related amount receivable from the customer.  The Company writes off the accounts receivable balance from a customer and the related allowance established when it believes it has exhausted all reasonable collection efforts. Net accounts receivable of $1,388,500 and $2,433,900 were recorded at April 30, 2023 and 2022, respectively, and an allowance for doubtful accounts of $91,955 and $136,955 were recorded at April 30, 2023 and 2022, respectively.

Impairment of Long-Lived Assets

Financial Accounting Standards Board (“FASB”) authoritative guidance requires that certain assets be reviewed for impairment and, if impaired, remeasured at fair value whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment loss estimates are primarily based upon management’s analysis and review of the carrying value of long-lived assets at each balance sheet date, utilizing an undiscounted future cash flow calculation. We did not recognize an impairment loss in fiscal 2023 and 2022.

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

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Principal Executive Officer (the “PEO”) and Principal Financial Officer (the “PFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of April 30, 2023. Based on that evaluation, the PEO and the PFO concluded that, as of April 30, 2023, such controls and procedures were effective.

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

Under the supervision and with the participation of management, including the PEO and the PFO, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of April 30, 2023, based on the criteria established in a report entitled “2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of April 30, 2023.

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of July 26, 2023.

Our executive officers and directors are as follows:

			Officer or
Name	Age	Position	Director Since

Martin Kay	59	President and Chief Executive Officer, Director	May 2022

Cecilia Lenk	68	Director, CEO of Netcapital Advisors Inc.	July 2017

Avi Liss	43	Secretary and Director	August 2010

Steven Geary	56	Director	June 2006

Arnold Scott	80	Director	November 2022

Coreen Kraysler	59	Chief Financial Officer	September 2017

Jason Frishman	30	Founder of Netcapital Funding Portal Inc.	November 2020

Our directors serve in such capacity until the first annual meeting of our shareholders and until their successors have been elected and qualified. Our officers serve at the discretion of our board of directors, until their death, or until they resign or have been removed from office.

Executive Officers and Directors

Martin Kay, Director and Chief Executive Officer

Martin Kay has served as a Director of the Company since May 2022 and as our Chief Executive Officer since January 2023. He was formerly a Managing Director at Accenture Strategy, a position he held from October 2015 until December 2022 and holds a BA in physics from Oxford University and an MBA from Stanford University Graduate School of Business. Mr. Kay is an experienced C-suite advisor and digital media entrepreneur, working at the intersection of business and technology. His experience includes oversight of our funding portal when he served on the board of managers of Netcapital Systems LLC from 2017 – 2021.

Cecilia Lenk, Director and CEO of Netcapital Advisors Inc.

Cecilia Lenk has served as a director since July 2017. She served as our Chief Executive Officer from July 2017 to January 2023 and currently serves as the Chief Executive Officer of our wholly owned subsidiary, Netcapital Advisors Inc. Prior to that, she worked as a self-employed business consultant and a town councilor in Watertown, MA for five years.

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

Arnold Scott, Director

Arnold Scott has served as a Director of the Company since December 2022.  In addition, Mr. Scott currently serves as a founding member of the Boston Chapter of the Private Directors Association, a position he has held since 2020.  Previously, he served as a director of ChipBrain, a position he held from 2021 - 2022, a director and Vice Chairman of First Commons Bank from 2008-2017, as a director of Perillon Software from 2015-2019 and as a manager on the board of managers of Netcapital Systems LLC from 2017 - 2020, an affiliate and shareholder of Netcapital Inc.  In addition, he previously has served as a member of the board of trustees of Alderson Broaddus University from 2013 to 2020. He has also served on several advisory boards including Vestmark, Successimo, ai Resources, and The Capital Network.

Coreen Kraysler, CFA, Chief Financial Officer

Coreen Kraysler has served as the Chief Financial Officer of the Company since September 2017.

Ms. Kraysler is a CFA Charterholder with over 30 years of investment experience. Formerly a Senior Vice President and Principal at Independence Investments, she managed several 5-star rated mutual funds as well as institutional accounts and served on the Investment Committee. She also worked at Eaton Vance as a Vice President, Equity Analyst on the Large and Midcap Value teams. A specialist in financial services, household and consumer products, she guest lectures at local colleges and universities. She received a B.A. in Economics and French, cum laude, from Wellesley College and a Master of Science in Management from MIT Sloan.

Jason Frishman, Founder of Netcapital Funding Portal Inc.

Jason Frishman is the Founder and former Chief Executive Officer of our funding portal subsidiary, Netcapital Funding Portal Inc. Mr. Frishman founded Netcapital Funding Portal Inc. to help reduce the systemic inefficiencies early-stage companies face in securing capital. He currently holds advisory positions at leading organizations in the financial technology ecosystem and has spoken as an external expert at Morgan Stanley, University of Michigan, YPO, and others. Mr. Frishman has a background in the life sciences and previously conducted research in medical oncology at the Dana Farber Cancer Institute and cognitive neuroscience at the University of Miami, where he graduated summa cum laude with a B.S. in Neuroscience.

Term of Office

All our directors will hold office until their successors have been elected and qualified or appointed or the earlier of their death, resignation or removal. Executive officers are appointed and serve at the discretion of the Board.

Family Relationships

There are no family relationships among our directors or officers.

Board Composition

Our bylaws provide that the size of our Board will be determined from time to time by resolution of our Board. Currently, the Board comprises five members, three of whom qualify as “independent” directors under any applicable standard.

Election of Directors

Our bylaws provide that members of our board or directors will be elected by a majority vote of our stockholders.

Director Independence

Our common stock is currently quoted on the Nasdaq Capital Market. Nasdaq Rule 5065(b) requires that “[a] majority of the board of directors must be comprised of Independent Directors as defined in Rule 5605(a)(2).” Pursuant to these requirements, Avi Liss, Arnold Scott, and Steven Geary are independent members of our Board.

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

Board Meetings and Committees; Management Matters

Board Committees

The Company’s Board has three standing Nasdaq compliance committees: Audit, Compensation, and Nominating and Corporate Governance. Our audit committee consists of Avi Liss, Arnold Scott, and Steven Geary. Each of the committees operates pursuant to its charter. The committee charters are reviewed annually by the Nominating and Corporate Governance Committee. If appropriate, and in consultation with the chairs of the other committees, the Nominating and Corporate Governance Committee may propose revisions to the charters. The responsibilities of each committee are described in more detail below.

Our Board committees took actions by written consent on three occasions during the fiscal year ended April 30, 2023. No fees are paid to directors for attendance at meetings or for agreeing to a unanimous consent or the Board.

Compensation Committee

Our Compensation Committee consists of Avi Liss, Arnold Scott, and Steven Geary.

The Compensation Committee oversees our compensation policies, plans and programs, and to review and determine the compensation to be paid to our executive officers and directors. In addition, the Compensation Committee has the authority to act on behalf of the Board in fulfilling the Board’s responsibilities with respect to compensation-based and related disclosures in filings as required by the Securities and Exchange Commission. This committee took action by written consent on two occasions during the fiscal year ended April 30, 2023.

Nominating and Corporate Governance Committee

Our Nominating and Governance Committee consists of Avi Liss, Arnold Scott, and Steven Geary.

The Nominating and Corporate Governance Committee (i) oversees our corporate governance functions on behalf of the Board; (ii) makes recommendations to the Board regarding corporate governance issues; (iii) identifies and evaluates candidates to serve as our directors consistent with the criteria approved by the Board and reviews and evaluates the performance of the Board; (iv) serves as a focal point for communication between director candidates, non-committee directors and management; (v) selects or recommends to the Board for selection candidates to the Board, or, to the extent required below, to serve as nominees for director for the annual meeting of shareholders; and (vi) makes other recommendations to the Board regarding affairs relating to our directors. This committee took actions by written consent on fifteen occasions during the fiscal year ended April 30, 2023. No fees are paid to directors for attendance at meetings or for agreeing to a unanimous consent.

Audit Committee

Our Audit Committee members consist of Arnold Scott, Avi Liss and Steven Geary. Each of the members of our Audit Committee is an independent director under the Nasdaq listing rules, satisfies the additional independence criteria for Audit Committee members and satisfies the requirements for financial literacy under the Nasdaq listing rules and Rule 10A-3 of the Exchange Act, as applicable.

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

We have adopted a Code of Ethics and Business Conduct applicable to our directors, officers and employees, in accordance with Section 406 of the Sarbanes-Oxley Act, the rules of the SEC promulgated thereunder, and the Nasdaq listing rules. We have filed a copy of our form of the Code of Ethics and Business Conduct as an exhibit to the registration statement on Form S-1/A filed on April 8, 2022. You will be able to review this document by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics and Business Conduct will be provided without charge upon request from us. If we make any amendments to our Code of Ethics and Business Conduct other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics and Business Conduct applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver in a Current Report on Form 8-K. We also intend to post any amendments to our Code of Ethics and Business Conduct, or any waivers of its requirements, on our website, www.netcapitalinc.com.

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

To our knowledge, based solely upon a review of Form 3, 4, and 5 filed with the SEC during the fiscal year ended April 30, 2023, we believe that, except as set forth below, our directors, executive officers, and greater than 10% Shareholders have complied with all applicable filing requirements for the fiscal year ended April 30, 2023.

●	Avi Liss failed to timely report one transaction on a Form 4, which report has now been filed.

●	Steven Geary failed to timely report two transactions on a Form 4, which reports have now been filed.

●	Arnold Scott failed to timely report one transaction on a Form 4, which report has now been filed.

●	Cecilia Lenk failed to timely report one transaction on a Form 4, which report has now been filed.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to Martin Kay, our CEO (since January 3, 2023), Cecilia Lenk, our former chief executive officer (until January 3, 2023), Coreen Kraysler, our CFO, Carole Murko, our former Chief Marketing Officer and Jason Frishman, Founder and former Chief Executive Officer of our wholly owned subsidiary Netcapital Funding Portal, Inc., or, collectively, the Named Executive Officers, or NEOs. We have no other executive officers.

Summary Executive Compensation Table

						Non-equity	Change in pension value and nonqualified
Name						incentive	deferred
and				Stock	Option	plan	compensation	All other
principal		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
position	Fiscal Year	($)	($)	($)(1)	($)	($)	($)	($)	($)

Martin Kay, CEO (Since January 3, 2023)	2023	94,615	—	0	81,309	—	—	—	175,924

Cecilia Lenk CEO (until January 3, 2023 and CEO of Netcapital Advisors since January 3, 2023)	2023	142,500	—	—	4,833	—	—	—	147,333
	2022	96,000	—	40,608	5,825	—	—	—	142,433

Coreen	2023	164,135	25,000	0	25,927	0	0	0	215,062
Kraysler, CFO	2022	96,000	0	40,608	11,649	0	0	0	148,257

Carole Murko, former CMO (until January 7, 2022)(2)	2022	73,688	—	109,547	—	—	—	—	183,235

Jason Frishman, Founder, (and former CEO of Netcapital Funding Portal, until February 9, 2023)	2023	166,173	25,000	—	25,927	—	—	—	217,100
	2022	96,000	0	0	11,649	0	—	—	107,649

(1)	Represents the dollar amount of vested equity awards during the fiscal year.

(2)	Ms. Murko received severance of $7,384.50 and her 8,885 unvested shares vested upon termination, both pursuant to a separation agreement.

Outstanding Equity Awards At End Of 2023

The following table provides information about outstanding stock options issued by the Company held by each of our NEOs as of April 30, 2023. None of our NEOs held any other equity awards from the Company as of April 30, 2023.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Has Not Yet Vested	Market Value of Stock that has not Yet Vested
Martin Kay	83,332	916,668	1.43	1/3/2033	0	0

Cecilia Lenk	417	19,583	1.40	4/25/2033	0	0
	3,120	6,880	10.50	2/9/2032	0	0

Coreen Kraysler	16,668	183,332	1.43	1/3/2033	0	0
	6,255	13,745	10.50	2/9/2032	0	0

Jason Frishman	16,668	183,332	1.43	1/3/2033	0	0
	6,255	13,745	10.50	2/9/2032	0	0

Director Compensation

We have not paid any cash compensation to our directors in their capacity as such.

On February 9, 2022, we issued to each of our then three independent board members, options to purchase 5,000 shares of common stock under the 2021 Equity Incentive Plan which will be exercisable at a per share exercise price of $10.50, that was out-of-the-money at time of issuance and expires ten years after the date of grant.

On April 25, 2023, we granted to each of our three current independent board members, options to purchase 20,000 shares of common stock under the 2023 Omnibus Equity Incentive Plan which will be exercisable at a per share exercise price of $1.40, that was out-of-the-money at time of issuance and expires ten years after the date of grant.

We issued Avi Liss 10,000 shares of our common stock valued at $7.50 per share on November 18, 2021 in consideration of his services as a director of the Company.

Officer Compensation

We pay each of our Named Executives Officers a combination of a cash salary and equity awards for their services.

Employment Agreements

We currently have employment agreements with Martin Kay and Coreen Kraysler. Prior to the resignations of Cecilia Lenk on January 3, 2023 and Jason Frishman on February 9, 2023, we and our Netcapital Funding Portal subsidiary had employment agreements with each of them, respectively. Cecilia Lenk is currently the Chief Executive Officer of our wholly owned subsidiary and Jason Frishman holds the position of Founder of Netcapital Inc. The former employment agreements of Cecilia Lenk and Jason Frishman are described below. Prior to the termination of Carole Murko on January 7, 2022, we had an employment agreement with her as described below:

Employment Agreement with Martin Kay

We entered into an employment agreement with Martin Kay on January 3, 2023, pursuant to which we employ Mr. Kay as our Chief Executive Officer. Under the Employment Agreement, Mr. Kay is eligible to (a) receive an annual base salary of $300,000; (b) receive an option grant to purchase 100,000 fully vested shares of the Company pursuant to the 2023 Plan and an option grant to purchase 1,000,000 shares of the Company, which vest monthly over four (4) years pursuant to an option award agreement, described below, and in each case subject to the 2023 Plan; (c) receive periodic bonuses or additional salary in the discretion of the Board or compensation committee; (d) receive .005 times the gross revenue paid in cash annually so long as the Company reports positive earnings after the bonus is paid; (d) participate in the Company’s fringe benefits, health and welfare plans, and pension and/ or profit sharing plans provided to executives; (e) receive reimbursement for all reasonable business expenses; and f) receive sick leave, sick pay, and disability benefits in accordance with Company policy. Mr. Kay’s employment agreement, which has a three-year term, may be terminated upon the occurrence of the death of Mr. Kay, at any time by Mr. Kay, by the Company due to disability, by the Company for “cause”, and by Mr. Kay for “good reason”. Mr. Kay’s employment agreement also contains provisions regarding, among other things, a six (6)-month non-competition provision, confidential information, governing law, and covenants governing Mr. Kay’s conduct.

Employment Agreement with Cecilia Lenk

We entered into an employment agreement with Cecilia Lenk on June 23, 2022 pursuant to which we employed Ms. Lenk as CEO of our wholly owned subsidiary. The term of her agreement ends on June 23, 2025. The agreement provided for an annual base salary during the term of the agreement of $96,000, which was increased to $150,000 upon completion of a public offering in July 2022. Ms. Lenk was eligible for periodic bonuses or for additional salary in addition to her base salary, as may be determined by our board of directors or the compensation committee.

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

Employment Agreement with Coreen Kraysler

We entered into an employment agreement with Coreen Kraysler on June 23, 2022 pursuant to which we employ Ms. Kraysler as our Chief Financial Officer. The term of her agreement ends on June 23, 2025. The agreement provides for an annual base salary during the term of the agreement of $96,000, which was increased to $150,000 upon completion of a public offering in July 2022, and increased to $225,000 in January 2023. Ms. Kraysler is eligible for periodic bonuses or for additional salary in addition to her base salary, as may be determined by our board of directors or the compensation committee.

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

Employment Agreement with Jason Frishman

We entered into an employment agreement with Jason Frishman on June 23 2022 pursuant to which we employed Mr. Frishman, our Founder, as Chief Executive Officer of Netcapital Funding Portal, Inc. The term of his agreement ends on June 23, 2025. The Agreement provided for an annual base salary during the term of the agreement of $96,000, which was increased to $150,000 upon completion of a public offering in July 2022, and increased to $225,000 in January 2023. Mr. Frishman is eligible for periodic bonuses or for additional salary in addition to his base salary, as may be determined by our board of directors or the compensation committee.

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

Employment Agreement with Carole Murko

We entered into an employment agreement with Carole Murko on March 10, 2020 pursuant to which we employed Ms. Murko as our Director of Business Development. The agreement was for an initial term of four years. The agreement provided for an annual base salary during the term of the agreement of $1.00 plus a commission of 20% of the cash collected from revenues generated directly by Ms. Murko plus an unvested grant of stock-based compensation of 12,500 shares (after giving effect to the November 2020 1-for-2000 reverse stock split) of restricted stock. The stock vested over a 48 month period in equal installments of 260 shares per month. Ms. Murko was eligible for periodic bonuses or for additional salary in addition to her base salary.

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

Potential Payments Upon Termination Or Change In Control

In the event that Ms. Kraysler’s employment is terminated by us for any reason other than “cause” or by Ms. Kraysler for “good reason,” then we will have no claims to the 20,000 and 200,000 shares of common stock underlying the stock option grant (and all unvested options under such grant shall immediately and fully vest) issued to Ms. Kraysler in February 2022 and January 2023, respectively.

The following table sets forth quantitative information with respect to potential payments to be made to Ms. Kraysler upon termination in various circumstances. The potential payments are based on the terms of each of the employment agreements discussed above. For a more detailed description of Ms. Kraysler’s employment agreement, see the “Employment Agreements” section above.

Name	Potential Payment Upon Termination
Option Awards (#)
Coreen Kraysler	197,077 (1)

(1)	Represents the number of unvested options at April 30, 2023. Ms. Kraysler’s options vest equally over a 48-month period. At April 30, 2023, there were 33 months remaining in her vesting schedule for the options granted in February 2022 and 44 months remaining in her vesting schedule for the options granted in January 2023. The potential payment of shares subject to Ms. Kraysler’s unvested options will reduce every month as her options vest and the value of her unvested options will be based on our market price at such time.

Pay Versus Performance

As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and Item 402(v) of Regulation S-K, we are providing the following information about the relationship between executive compensation and certain financial performance metrics. The disclosure included in this section is prescribed by SEC rules and does not necessarily align with how we or the compensation committee view the link between financial performance and the compensation actually received or realized by our named executive officers. All information provided above under the “Pay Versus Performance” heading will not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, except to the extent the Company specifically incorporates such information by reference.

The table below presents information on the compensation of CEO and other named executive officers in comparison to certain performance metrics for 2023 and 2022. Martin Kay has been our CEO since January 3, 2023 and Cecilia Lenk was CEO for all of 2022 and through January 3, 2023. These metrics are not those that the compensation committee uses when setting executive compensation. The use of the term Compensation Actually Paid (CAP) is required by the rules and regulations of the SEC, and under such rules, CAP was calculated by adjusting the Summary Compensation Table, or SCT. Total values for the applicable year as described in the footnotes to the table.

Year	Summary Compensation Table Total for First PEO (Cecilia Lenk) (1)	Summary Compensation Table Total for Second PEO (Martin Kay) (1)	Compensation Actually Paid to First PEO (1)	Compensation Actually Paid to Second PEO (1)	Average Summary Compensation Table Total for Non-PEO Name Executive Officers (1)(2)	Average Compensation Actually Paid to Non-PEO Name Executive Officers (3)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return	Net Income
	(a)	(b)	(a)	(b)	(c)	(d)
2023	$93,461	175,924	$43,059	$1,045,940	$193,165	$256,879	$10	$2,954,972

2022	$142,433	$—	$154,095	$—	$146,380	$166,022	$68	3,503,530

(1)	The Principal Executive Officer (“PEO”) information reflected in columns (a) and (b) relates to our CEO, Cecilia Lenk (until January 3, 2023), or First PEO, and Martin Kay (from January 3. 2023 until April 30, 2023), or Second PEO. The non-Principal Executive Officer (“non-PEO”) NEOs information reflected in columns (c) and (d) above relates to our CFO Coreen Kraysler and founder of our Netcapital Funding Portal Subsidiary, Jason Frishman.

(2)	The amounts shown in this column are the average total compensation reported for the non-PEO NEOs, as applicable, for each corresponding year in the “Total” column of the Summary Compensation. Please refer to “Executive Compensation—Compensation Tables—Summary Compensation Table.”

(3)	The amounts shown have been calculated in accordance with Item 402(v) of Regulation S-K and do not reflect compensation actually realized or received by the Company’s PEO and non-PEO NEOs. In accordance with the requirements of Item 402(v) of Regulation S-K, adjustments were made to Ms. Lenk’s and Mr. Kay’s total compensation, as applicable, or the average total compensation of the non-PEO NEOs, as applicable, as described in the tables below.

First PEO (Cecilia Lenk) SCT Total to CAP Reconciliation

Year	Summary Compensation Total	Less Stock Awards	Less Option Awards	Fair Value Adjustments to SCT Total	CAP
2023	$93,461	$—	$(4,833)	$(45,569)	$43,059
2022	142,433	(40,608)	(5,825)	58,095	154,095

Second PEO (Martin Kay) SCT Total to CAP Reconciliation

Year	Summary Compensation Total	Less Stock Awards	Less Option Awards	Fair Value Adjustments to SCT Total	CAP
2023	$175,924	$—	$(81,309)	$951,325	$1,405,940
2022	—	—	—	—	—

Average Non-PEO NEOs SCT Total to CAP Reconciliation

Year	Summary Compensation Total	Less Stock Awards	Less Option Awards	Fair Value Adjustments to SCT Total	CAP
2023	$193,165	$—	$(17,285)	$80,999	$256,879
2022	146,380	(50,052)	(7,766)	77,459	166,022

First PEO (Cecilia Lenk) Equity Component of CAP

Year	Fair Value of Current Year Equity Awards at December 31,	Change in Fair Value of Prior Years’ Awards Unvested at December 31,	Change in Fair Value of Prior Years’ Awards Vested through the Year Ended December 31,	Change in Fair Value of Prior Years’ Awards Failed to Vest through the Year Ended December 31,	Equity Value Included in CAP
	(a)	(b)	(c)	(d)	(e) = (a)+(b)+(c)+(d)
2023	$—	$(33,417)	$—	$(12,152)	$(45,569)
2022	54,464	—	3,631	—	58,095

Second PEO (Martin Kay) Equity Component of CAP

Year	Fair Value of Current Year Equity Awards at December 31,	Change in Fair Value of Prior Years’ Awards Unvested at December 31,	Change in Fair Value of Prior Years’ Awards Vested through the Year Ended December 31,	Change in Fair Value of Prior Years’ Awards Failed to Vest through the Year Ended December 31,	Equity Value Included in CAP
	(a)	(b)	(c)	(d)	(e) = (a)+(b)+(c)+(d)
2023	$872,048	$—	$79,277	$—	$951,325
2022	—	—	—	—	—

Average Non-PEO NEOs Equity Component of CAP

Year	Fair Value of Current Year Equity Awards at December 31,	Change in Fair Value of Prior Years’ Awards Unvested at December 31,	Change in Fair Value of Prior Years’ Awards Vested through the Year Ended December 31,	Change in Fair Value of Prior Years’ Awards Failed to Vest through the Year Ended December 31,	Equity Value Included in CAP
	(a)	(b)	(c)	(d)	(e) = (a)+(b)+(c)+(d)
2023	$130,998	$(44,556)	$10,759	$(16,202)	$80,999
2022	72,618	—	4,841	—	77,459

Compensation Plans

2021 Equity Incentive Plan and 2023 Omnibus Equity Incentive Plan

The following table shows information regarding our equity compensation plans as of April 30, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (c)
Equity compensation plans approved by security holders (1)	1,950,000	$1.42	50,000
Equity compensation plans not approved by security holders (2)	252,000	$10.50	48,000
Total	2,202,000	$2.46	98,000

(1) 2023 Omnibus Equity Incentive Plan. On January 3, 2023, the Board of Directors of the Company approved and adopted the Netcapital Inc., 2023 Omnibus Equity Incentive Plan (the “2023 Plan”), subject to the approval of the 2023 Plan by the Company’s stockholders. The total number of Shares of Common Stock authorized for issuance under the 2023 Plan is (i) 2,000,000 Shares of Common Stock plus (ii) an annual increase on the first day of each calendar year beginning with May 1, 2024 and ending with the last May 1 during the initial ten-year term of the 2023 Plan, equal to the lesser of (A) five percent (5%) of the Shares of Common Stock outstanding (on an as-converted basis, which shall include Shares issuable upon the exercise or conversion of all outstanding securities or rights convertible into or exercisable for Shares of Common Stock, including without limitation, preferred stock, warrants and employee options to purchase any Shares of Common Stock) on the final day of the immediately preceding calendar year and (B) such lesser number of Shares of Common Stock as determined by the Board; provided, that, Shares of Common Stock issued under the 2023 Plan with respect to an Exempt Award shall not count against such share limit. No more than 2,000,000 Shares, and as increased on an annual basis, on the first day of each calendar year beginning with May 1, 2024 and ending with the last May 1 during the initial ten-year term of the Plan, by the lesser of (A) five percent (5%) of the shares of Common Stock outstanding (on an as-converted basis, which shall include Shares of Common Stock issuable upon the exercise or conversion of all outstanding securities or rights convertible into or exercisable for shares of Common Stock, including without limitation, preferred stock, warrants and employee options to purchase any shares of Common Stock) on the final day of the immediately preceding calendar year; (B) 300,000 shares of Common Stock, and (C) such lesser number of shares of Common Stock as determined by the Board, shall be issued pursuant to the exercise of ISOs. As of April 30, 2023, we had awarded an aggregate of 1,950,000 options to purchase shares of common stock to directors and there remain 50,000 shares for grant under the 2023 Plan.

Administration. The 2023 Plan will be administered by the Board or a committee to which the Board delegates such responsibility (the “Administrator”). The 2023 Plan will be administered by the Administrator in accordance with Rule 16b-3 of the Securities Exchange Act of 1934, as amended. The Administrator may interpret the 2023 Plan and may prescribe, amend and rescind rules and make all other determinations necessary or desirable for the administration of the 2023 Plan. The 2023 Plan permits the Administrator to select the eligible recipients who will receive awards (“Awards”), to determine the terms and conditions of those awards, including but not limited to the exercise price or other purchase price of an award, the number of shares of common stock or cash or other property subject to an award, the term of an award and the vesting schedule applicable to an award, to determine the terms and conditions of written instruments evidencing such awards (an “Award Agreement”) and to amend the terms and conditions of outstanding awards.

Eligibility. Employees, directors and independent contractors of the Company or any of its affiliates of the Company will be eligible to receive Awards under the 2023 Plan, subject to certain limitations to avoid accelerated taxation and/or tax penalties under Section 409A of the Code. The participants in the 2023 Plan shall be selected from time to time by the Administrator, in its sole discretion, from those individuals that qualify as eligible recipients.

Consideration for Awards. The purchase price for any Award granted under the 2023 Plan or the Common Stock to be delivered pursuant to any such Award, as applicable, may be paid by means of any lawful consideration as determined by the Administrator, including, without limitation, one or a combination of the following methods:

●	services rendered by the recipient of such Award;

●	cash, check payable to the order of the Company, or electronic funds transfer;

●	notice and third party payment in such manner as may be authorized by the Administrator;

●	the delivery of previously owned and fully vested Shares of Common Stock;

●	by a reduction in the number of Shares otherwise deliverable pursuant to the Award; or

●	subject to such procedures as the Administrator may adopt, pursuant to a “cashless exercise” with a third party who provides financing for the purposes of (or who otherwise facilitates) the purchase or exercise of Awards.

Awards. The 2023 Plan permits the grant of: (a) stock options, which may be intended as incentive stock options (“ISOs”) or as nonqualified stock options (options not meeting the requirements to qualify as ISOs); (b) stock appreciation rights (“SARs”); (c) restricted stock; (d) restricted stock units; (e) cash incentive awards; or (f) other awards, including: (i) stock bonuses, performance stock, performance units, dividend equivalents, or similar rights to purchase or acquire Shares, whether at a fixed or variable price or ratio related to the Common Stock, upon the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions, or any combination thereof; or (ii) any similar securities with a value derived from the value of or related to the Common Stock and/or returns thereon.

Adjustments. To the extent necessary to preserve the economic intent of an Award or of the 2023 Plan, following a “Change in Capitalization”, such other equitable substitutions or adjustments shall be made as may be determined by the Administrator, in its sole discretion. A “Change in Capitalization” means any of the following: (i) merger, consolidation, reclassification, recapitalization, spin-off, spin-out, repurchase or other reorganization or corporate transaction or event, (ii) special or extraordinary dividend or other extraordinary distribution (whether in the form of cash, Common Stock or other property), stock split, reverse stock split, share subdivision or consolidation, (iii) combination or exchange of shares or (iv) other change in corporate structure, which, in any such case, the Administrator determines, in its sole discretion, affects the Shares such that an adjustment would be appropriate.

Options. Options granted under the 2023 Plan shall be designated as nonqualified stock options or ISOs. Each participant (“Participant”) who is granted an option (“Option”) shall enter into an Award Agreement with the Company, containing such terms and conditions as the Administrator shall determine, in its sole discretion, including, among other things, the Exercise Price (as defined in the 2023 Plan) of the Option, the term of the Option and provisions regarding exercisability of the Option, and whether the Option is intended to be an ISO or a nonqualified stock option (and in the event the Award Agreement has no such designation, the Option shall be a nonqualified stock option). The provisions of each Option need not be the same with respect to each Participant. More than one Option may be granted to the same Participant and be outstanding concurrently hereunder. The Exercise Price of Shares purchasable under an Option shall be determined by the Administrator in its sole discretion at the time of grant, but in no event shall the exercise price of an Option be less than one hundred percent (100%) of the Fair Market Value of a Share of Common Stock on the date of grant. The maximum term of each Option shall be fixed by the Administrator, but no Option shall be exercisable more than ten (10) years after the date such Option is granted. The Administrator shall have the authority to accelerate the exercisability of any outstanding Option at such time and under such circumstances as the Administrator, in its sole discretion, deems appropriate.

Each Option shall be exercisable at such time or times and subject to such terms and conditions, including the attainment of performance goals, as shall be determined by the Administrator in the applicable Award Agreement.

The Administrator may also provide that any Option shall be exercisable only in installments, and the Administrator may waive such installment exercise provisions at any time, in whole or in part, based on such factors as the Administrator may determine in its sole discretion. The Administrator shall have the authority to accelerate the exercisability of any outstanding Option at such time and under such circumstances as the Administrator, in its sole discretion, deems appropriate.

Notwithstanding anything to the contrary in the 2023 Plan, if an ISO is granted to a participant who owns Shares representing more than ten percent (10%) of the voting power of all classes of Shares of the Company at the time of grant, its “parent corporation” (as such term is defined in Section 424(e) of the Code) or a subsidiary of the Company, the term of the ISO shall not exceed five (5) years from the time of grant of such ISO and the Exercise Price shall be at least one hundred and ten percent (110%) of the Fair Market Value of the Shares on the date of grant. A Participant shall have no rights to dividends, dividend equivalents or distributions or any other rights of a stockholder with respect to the Shares subject to an Option until the Participant has given written notice of the exercise thereof, and has paid in full for such Shares and has satisfied the requirements of the 2023 Plan.

Treatment of an Option upon termination of employment of a Participant shall be provided for by the Administrator in the Award Agreement. An Option shall be affected, both with regard to vesting schedule and termination, by leaves of absence, including unpaid and un-protected leaves of absence, changes from full-time to part-time employment, partial disability or other changes in the employment status or service status of a Participant, in the discretion of the Administrator.

Stock Appreciation Rights. The Administrator will be authorized to award SARs under the 2023 Plan. SARs will be subject to the terms and conditions established by the Administrator and reflected in the Award Agreement. A SAR is a contractual right that allows a participant to receive, in the form of either cash, Shares or any combination of cash and Shares, the appreciation, if any, in the value of a Share over a certain period of time. An option granted under the 2023 Plan may include SARs, and SARs may also be awarded to a participant independent of the grant of an option. SARs granted in connection with an option shall be subject to terms similar to the option corresponding to such SARs.

Restricted Stock and Restricted Stock Units (RSUs). The Administrator will be authorized to award restricted stock or RSUs under the 2023 Plan. Awards of restricted stock and RSUs will be subject to the terms and conditions established by the Administrator at its sole discretion.

Other Stock-Based Awards. Other Stock-Based Awards may be issued under the 2023 Plan. Subject to the provisions of the 2023 Plan, the Administrator shall have sole and complete authority to determine the individuals to whom and the time or times at which such Other Stock-Based Awards shall be granted. An example of an Other Stock-Based Award is a performance bonus payable as Company Common Stock.

Change in Control. In the event that a change in control occurs, as defined in the 2023 Plan to include, among other things, the acquisition by a person of more than 50% of the voting power of the Company, the Administrator may, at its sole discretion, modify any unvested and un-exercisable portion of any Award to make it fully vested and exercisable.

Amendment and Termination.  The Board may amend, alter or terminate the 2023 Plan at any time, but no amendment, alteration or termination shall be made that would impair the rights of a participant under any Award theretofore granted without such participant’s consent. The Board shall obtain approval of the Company’s stockholders for any amendment that would require such approval in order to satisfy the requirements of any rules of the stock exchange on which the Common Stock is traded or other applicable law.

The foregoing description of the 2023 Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the 2023 Plan, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

(2) 2021 Equity Incentive Plan. In November 2021, our Board adopted the 2021 Equity Incentive Plan, or the 2021 Plan. An aggregate of 300,000 shares of our common stock is reserved for issuance and available for awards under the Plan, including incentive stock options granted under the 2021 Plan. The 2021 Plan administrator may grant awards to any employee, director, consultant or other person providing services to us or our affiliates. As of April 30, 2023, we had awarded an aggregate of 252,000 options to purchase shares of common stock to directors and there remain 48,000 shares for grant under the 2021 Plan.

The 2021 Plan is administered by our Board. The 2021 Plan administrator has the authority to determine, within the limits of the express provisions of the 2021 Plan, the individuals to whom awards will be granted, the nature, amount and terms of such awards and the objectives and conditions for earning such awards. Our Board may at any time amend or terminate the 2021 Plan, provided that no such action may be taken that adversely affects any rights or obligations with respect to any awards previously made under the 2021 Plan without the consent of the recipient. No awards may be made under the 2021 Plan after the tenth anniversary of its effective date.

Awards under the 2021 Plan may include incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted shares of common stock, restricted stock units, performance share awards, stock bonuses and other stock-based awards and cash-based incentive awards.

Stock Options. The 2021 Plan administrator may grant to a participant options to purchase our common stock that qualify as incentive stock options for purposes of Section 422 of the Internal Revenue Code (“incentive stock options”), options that do not qualify as incentive stock options (“non-qualified stock options”) or a combination thereof. The terms and conditions of stock option grants, including the quantity, price, vesting periods, and other conditions on exercise will be determined by the 2021 Plan administrator. The exercise price for stock options will be determined by the 2021 Plan administrator in its discretion, but non-qualified stock options and incentive stock options may not be less than 100% of the fair market value of one share of our company’s common stock on the date when the stock option is granted. Additionally, in the case of incentive stock options granted to a holder of more than 10% of the total combined voting power of all classes of our stock on the date of grant, the exercise price may not be less than 110% of the fair market value of one share of common stock on the date the stock option is granted. Stock options must be exercised within a period fixed by the 2021 Plan administrator that may not exceed ten years from the date of grant, except that in the case of incentive stock options granted to a holder of more than 10% of the total combined voting power of all classes of our stock on the date of grant, the exercise period may not exceed five years. At the 2021 Plan administrator’s discretion, payment for shares of common stock on the exercise of stock options may be made in cash, shares of our common stock held by the participant or in any other form of consideration acceptable to the 2021 Plan administrator (including one or more forms of “cashless” or “net” exercise).

Stock Appreciation Rights. The 2021 Plan administrator may grant to a participant an award of SARs, which entitles the participant to receive, upon its exercise, a payment equal to (i) the excess of the fair market value of a share of common stock on the exercise date over the SAR exercise price, times (ii) the number of shares of common stock with respect to which the SAR is exercised. The exercise price for a SAR will be determined by the 2021 Plan administrator in its discretion; provided, however, that in no event shall the exercise price be less than the fair market value of our common stock on the date of grant.

 Restricted Shares and Restricted Units. The 2021 Plan administrator may award to a participant shares of common stock subject to specified restrictions (“restricted shares”). Restricted shares are subject to forfeiture if the participant does not meet certain conditions such as continued employment over a specified forfeiture period and/or the attainment of specified performance targets over the forfeiture period. The 2021 Plan administrator also may award to a participant units representing the right to receive shares of common stock in the future subject to the achievement of one or more goals relating to the completion of service by the participant and/or the achievement of performance or other objectives (“restricted units”). The terms and conditions of restricted share and restricted unit awards are determined by the 2021 Plan administrator.

Stock Bonuses. Stock bonuses may be granted as additional compensation for service or performance and may be settled in the form of common stock, cash or a combination thereof, and may be subject to restrictions, which may vest subject to continued service and/or the achievement of performance conditions.

Performance Awards. The 2021 Plan administrator may grant performance awards to participants under such terms and conditions as the 2021 Plan administrator deems appropriate. A performance award entitles a participant to receive a payment from us, the amount of which is based upon the attainment of predetermined performance targets over a specified award period. Performance awards may be paid in cash, shares of common stock or a combination thereof, as determined by the 2021 Plan administrator.

Other Stock-Based Awards. The 2021 Plan administrator may grant equity-based or equity-related awards, referred to as “other stock-based awards,” other than options, SARs, restricted shares, restricted units, or performance awards. The terms and conditions of each other stock-based award will be determined by the 2021 Plan administrator. Payment under any other stock-based awards will be made in common stock or cash, as determined by the 2021 Plan administrator.

Board Diversity Matrix

Our Nominating and Corporate Governance Committee is committed to promoting diversity on our Board of Directors. We have surveyed our current directors and asked each director to self-identify their race, ethnicity, and gender using one or more of the below categories. The results of this survey as of July 26, 2023 are included in the matrix below.

Board Diversity Matrix (As of July 26, 2023)
Total Number of Directors: 5

Part I: Gender Identity	Female	Male	Non-Binary	Did Not Disclose Gender
Directors	1	4
Part II: Demographic Background
African American or Black
Alaskan Native or Native American
Asian
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White	1	3
Two or More Races or Ethnicities
LGBTQ+
Did Not Disclose Demographic Background		1

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of shares of our common stock as of July 26, 2023 by:

●	each person whom we know beneficially owns more than 5% of any class of equity security;

●	each of our directors individually;

●	each of our named executive officers individually; and

●	all of our current directors and executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting or investment power with respect to such securities. In addition, pursuant to such rules, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of July 26, 2023. We did not deem such shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the beneficial owners named in the table below have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Address	Amount of Shares and Nature
of Beneficial Owner (1)	of Beneficial Ownership of Common Stock	Percent of Common Stock*
Netcapital Systems LLC (2)	1,711,261	18.2%
Bard Associates LLC (3)	1,494,838	15.5%
Martin Kay (4)	187,500	2.0%
Arnold Scott (5)	88,640	**	%
Coreen Kraysler (6)	68,333	**	%
Cecilia Lenk (7)	32,318	**	%
Steven Geary (8)	14,883	**	%
Avi Liss (8)	15,583	**	%
Officers and Directors as a group (6 persons)	407,257	4.2%

_________________

* Based on 9,415,382 shares outstanding as of July 26, 2023. ** Less than 1%
(1)	Unless otherwise noted, the business address of each member of our Board is c/o Netcapital Inc. 1 Lincoln Street, Boston Massachusetts 02111.

(2)	The natural person with investment control over the securities held by Netcapital Systems LLC is Jason Frishman. Netcapital Systems LLC has agreed to vote its shares of common stock to support the resolutions of the Board of Netcapital Inc. on any matters that are brought to a shareholder vote.

(3)	Based solely on a Schedule 13D/A filed with the SEC on May 26, 2023, Bard Associates Inc. is an investment manager and beneficially owns 1,494,835 shares of our common stock (including 233,525 shares of common stock under presently exercisable warrants), including sole voting power over 73,000 shares, sole dispositive power over 73,000 shares, shared dispositive power over 1,421,835 shares; and Timothy Johnson has sole dispositive power over 101,000 shares. The address for Bard Associates Inc. and Timothy Johnson is 135 South LaSalle Street, Suite 3700, Chicago, IL 60603.

(4)	Includes 187,500 shares of common stock subject to stock options that are presently exercisable or exercisable within 60 days after July 26, 2023.

(5)	Includes 2,500 shares of common stock subject to stock options that are presently exercisable or exercisable within 60 days after July 26, 2023.

(6)	Includes 45,833 shares of common stock subject to stock options that are presently exercisable or exercisable within 60 days after July 26, 2023.

(7)	Includes 6,667 shares of common stock subject to stock options that are presently exercisable or exercisable within 60 days after July 26, 2023.

(8)	Includes 4,583 shares of common stock subject to stock options that are presently exercisable or exercisable within 60 days after July 26, 2023.

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

Transactions with Related Parties

The Company’s largest shareholder, Netcapital Systems LLC (“Systems”), owns 1,711,261 shares of common stock, or 26.6% of the Company’s 6,440,527 outstanding shares as of April 30, 2023 (and approximately 18.2% of the Company’s outstanding stock as of July 26, 2023). As of April 30, 2022, the Company accrued a payable to Systems of $294,054 for supplemental consideration owed in conjunction with its purchase of Netcapital Funding Portal Inc., which was paid in full on July 14, 2022, with the issuance to Systems of 39,901 shares of the Company’s common stock. The Company provided professional services to Systems in the years ended April 30, 2023 and 2022 and recorded revenue of $4,660 and $15,000, respectively, for those services.

In total, the Company owed Systems $0 and $294,054 as of April 30, 2023 and 2022, respectively. The company paid Systems $430,000 and $357,429 in the years ended April 30, 2023 and 2022, respectively, for use of the software that runs the website www.netcapital.com.

The Chief Executive Officer of our wholly owned subsidiary, Netcapital Advisors Inc., is a member of the board of directors of KingsCrowd Inc. The Company sold 606,060 shares of KingsCrowd in June 2022 for proceeds of $200,000 and recorded a realized loss on the sale of the investment of $406,060. As of April 30, 2023 and 2022, the Company owned 3,209,685 and 3,815,745 shares of KingsCrowd Inc., valued at $3,209,685 and $3,815,745, respectively.

The Chief Executive Officer of our wholly owned subsidiary, Netcapital Advisors Inc. is a member of the board of directors of Deuce Drone LLC. As of April 30, 2023 and 2022, the Company owned 2,350,000 membership interest units of Deuce Drone LLC., valued at $2,350,000. The Company has notes receivable aggregating $152,000 from Deuce Drone LLC as of April 30, 2023 and 2022.

Compensation expense to officers in the years ended April 30, 2023 and 2022 consisted of common stock valued at $0 and $190,763, respectively, cash compensation of $598,077 and $265,688, respectively, and options to purchase common stock valued at $137,994 and $3,147, respectively.

Compensation to a related party consultant in the years ended April 30, 2023 and 2022 consisted of common stock valued at $0 and $25,908, respectively, and cash compensation of $60,039 and $60,000, respectively. This consultant is also the controlling shareholder of Zelgor Inc., and the Company earned revenues from Zelgor Inc. of $66,000 and $5,500 in the years ended April 30, 2023 and 2022. The Company owns 1,400,000 shares of Zelgor Inc., valued at $1,400,000 and holds a note receivable of $50,000 as of April 30, 2023.

Cash compensation to the President of Netcapital Systems LLC amounted to $184,808 and $96,000, and stock-based compensation amounted to $25,927 and $0, in the years ended April 30, 2023 and 2022, respectively.

We owe Steven Geary, a director, $31,680 as of April 30, 2023 and 2022. This obligation is not interest bearing. $16,680 is recorded as a related party trade accounts payable and $15,000 as a related party note payable. We have no signed agreements for the indebtedness to Mr. Geary.

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

On February 2, 2022, the Company granted members of our board of directors an aggregate of 25,000 options to purchase shares of our common stock at an exercise price of $10.50 per share. An option to purchase 10,000 shares of common stock was granted to the Chief Executive Officer of Netcapital Advisors Inc., who is also a director, and each of the three independent board members received an option to purchase 5,000 shares of common stock. The options vest on a straight-line basis over 48 months and expire in 10 years. On April 25, 2023, the Company also granted the same four members of our board of directors an aggregate of 80,000 options, or 20,000 for each board member, to purchase shares of our common stock at an exercise price of $1.40 per share. The options vest monthly on a straight-line basis over a 4-year period and expire in 10 years.

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

Coreen Kraysler, our Chief Financial Officer, has personally guaranteed a $500,000 promissory note from the U.S. Small Business Administration. The note bears interest at an annual rate of 3.75%, has a 30-year term, and monthly payments of $2,594 began on December 17, 2022.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fruci & Associates II, PLLC is the Company’s independent registered public accounting firm.

The following table presents fees for professional audit services rendered by our independent registered public accounting firm during the past two fiscal years.

	Fiscal 2023	Fiscal 2022
Audit fees	$84,113	$53,325
Audit related fees
Tax fees
All other fees
Total	$84,113	$53,325

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

PART IV

ITEM 15.  FINANCIAL STATEMENTS AND EXHIBITS.

Exhibit
Number	Description

1.1	Underwriting Agreement between the registrant and ThinkEquity LLCincorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K dated July 12, 2022.
1.2	Underwriting Agreement dated July 19, 2023 between the Registrant and ThinkEquity LLC, incorporated by reference to our Current Report on Form 8-K dated July 19, 2023.
2.1	Asset Purchase Agreement dated November 23, 2010 between ValueSetters, Inc. and NetGames.com, incorporated by reference to Exhibit 2.1 to our Form 10/A dated July 25, 2014
2.2	Agreement and Plan of Merger by and Among Netcapital Funding Portal Inc., ValueSetters Inc. and Netcapital Acquisition Vehicle Inc., incorporated by reference to our Current Report on Form 8-K dated August 23, 2020
3.1	Articles of Incorporation filed on April 25, 1984, incorporated by reference to Exhibit 3.1 to our Form 10 dated September 3, 2013
3.2	Amendment to Articles of Incorporation filed on September 7, 1999, incorporated by reference to Exhibit 3.2 to our Form 10 dated September 3, 2013
3.3	Amendment to Articles of Incorporation filed on December 4, 2003, incorporated by reference to Exhibit 3.2 to our Form 10 dated September 3, 2013
3.4	Amendment to Articles of Incorporation filed on April 13, 2015, incorporated by reference to Exhibit 3.1.3 to our Form S-1 dated February 14, 2022
3.5	Amendment to Articles of Incorporation filed on September 29, 2020, incorporated by reference to Exhibit 3.1 to our Form 8-K dated November 5, 2020
3.6	By-Laws of ValueSetters, Inc, incorporated by reference to Exhibit 3.4 to our Form 10 dated September 3, 2013
4.1	Specimen stock certificate evidencing shares of common stock, incorporated by reference to Exhibit 4.1 to our Form S-1/A dated April 8, 2022
4.2	Form of Unsecured Convertible Notes, incorporated by reference to Exhibit 4.3 to our Form S-1 dated February 14, 2022
4.3	Form of Representative’s Warrant incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated July 15, 2022.
4.4	Form of Warrant Agent Agreement incorporated by reference to Exhibit 4.4 to our Form S-1/A dated June 28, 2022
4.5	Form of Public Warrant, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated July 15, 2022
4.6	Form of Pre-Funded Warrant, incorporated by reference to Exhibit 4.6 to our Form S-1/A dated June 28, 2022
4.7	Form of Representative’s Warrant incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated July 15, 2022.
4.8	Form of Unsecured Convertible Notes incorporated by reference to our Current Report on Form 8-K dated July 15, 2022.
4.9	Form of Representative Warrant (included as Exhibit A to Exhibit 1.1) incorporated by reference to our Current Report on Form 8-K dated December 16, 2022.

4.10	Form of Placement Agent Warrant, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 23, 2023.
4.11	Form of Representative Warrant, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated July 19, 2023.
4.12*	Description of capital stock
10.1+	2021 Equity Incentive Plan, filed as Exhibit 4.1 to the registrant’s registration statement on Form S-8 on January 27, 2022, and incorporated herein by reference.
10.2+	Employment Agreement with Carole Murko, incorporated by reference to Exhibit 10.12 to our Form S-1 dated February 14, 2022
10.3+	Separation Agreement with Carole Murko, incorporated by reference to Exhibit 10.13 to our Form S-1 dated February 14, 2022
10.4	Form of Note Purchase Agreement, incorporated by reference to Exhibit 10.14 to our Form S-1 dated February 14, 2022
10.5	License Agreement between Netcapital Systems LLC, a Delaware limited liability company, and Netcapital Funding Portal Inc., filed as Exhibit 10.1 to our Current Report on Form 8-K dated April 18, 2022 and filed on June 28, 2022 and incorporated by reference herein.
10.6+	Employment Agreement with Cecilia Lenk, filed as Exhibit 10.2 to our Current Report on Form 8-K dated April 18, 2022 and filed on June 28, 2022 and incorporated by reference herein.
10.7+	Employment Agreement with Coreen Kraysler, filed as Exhibit 10.3 to our Current Report on Form 8-K dated April 18, 2022 and filed on June 28, 2022 and incorporated by reference herein.
10.8+	Employment Agreement with Jason Frishman, filed as Exhibit 10.4 to our Current Report on Form 8-K dated April 18, 2022 and filed on June 28, 2022 and incorporated by reference herein.
10.9+	Netcapital Inc 2023 Omnibus Equity Incentive Plan incorporated by reference to our Current Report on Form 8-K dated January 5, 2023.
10.10	Employment Agreement with Martin Kay dated January 3, 2023 incorporated by reference to our Current Report on Form 8-K dated January 5, 2023.
10.11	Form of Stock Option Agreement incorporated by reference to our Current Report on Form 8-K dated January 5, 2023.
10.12	Software License and Services Agreement between Templum, Inc. and Netcapital Systems LLC dated January 2, 2023 incorporated by reference to our Current Report on Form 8-K dated January 6, 2023.
10.13	Form of Securities Purchase Agreement between Netcapital Inc. and certain institutional investors dated May 23, 2023, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 23, 2023.
14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 to our Form S-1/A dated April 8, 2022
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

+ Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized .

NETCAPITAL INC.

Date: July 26, 2023	By:	/s/ Martin Kay
Martin Kay
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Martin Kay	Chief Executive Officer and Director	July 26, 2023
Martin Kay	(Principal Executive Officer)

/s/ Coreen Kraysler	Chief Financial Officer,	July 26, 2023
Coreen Kraysler	(Principal Accounting and Financial Officer)

/s/ Avi Liss	Director	July 26, 2023
Avi Liss
/s/ Cecilia Lenk	Director	July 26, 2023
Cecilia Lenk

/s/ Arnold Scott	Director	July 26, 2023
Arnold Scott

/s/ Steven Geary	Director	July 26, 2023
Steven Geary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Netcapital Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Netcapital Inc. and Subsidiaries (“the Company”) as of April 30, 2023, and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023, and 2022, and the results of its operations and its cash flows for the years in the two-year period ended April 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures to evaluate management’s valuation of investments consisted of the following, among others:

1.	Obtain and test management assumptions and analysis, including review of third-party market data, public flings, and funding activities of investee entities.
2.	Confirmed investee shares held by the Company, relative ownership percentages, and active reported share prices.
3.	Performed a recalculation of significant inputs used in the valuation for reasonableness.
4.	Assess management’s key indicators of the investee operations, including analysis of operational growth, public filings, and future strategic and funding plans.

Fruci & Associates, PLLC – PCAOB ID #5525

We have served as the Company’s auditor since 2017.

Spokane, Washington

July 26, 2023

NETCAPITAL INC.

YEARS ENDED APRIL 30, 2023 AND 2022

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

NETCAPITAL INC.

Consolidated Balance Sheets

Assets:	April 30, 2023	April 30, 2022
Cash and cash equivalents	$569,441	$473,925
Related party receivable	—	668
Accounts receivable, net	1,388,500	2,433,900
Prepaid expenses	583,030	5,694
Total current assets	2,540,971	2,914,187

Deposits	6,300	6,300
Note receivable – related parties	202,000	202,000
Purchased technology	15,875,297	15,536,704
Investment in affiliate	240,080	240,080
Equity securities at fair value	22,955,445	12,861,253
Total assets	$41,820,093	$31,760,524

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable
Trade	$578,331	$536,508
Related party	75,204	378,077
Accrued expenses	285,065	229,867
Stock subscription payable	10,000	33,400
Deferred revenue	661	2,532
Interest payable	98,256	222,295
Income taxes payable	174,000	—
Deferred tax liability, net	1,657,000	977,000
Related party debt	15,000	22,860
Secured note payable	350,000	1,400,000
Current portion of SBA loans	1,885,800	1,890,727
Loan payable - bank	34,324	34,324
Convertible notes payable	—	300,000
Total current liabilities	5,163,641	6,027,590

Long-term liabilities:
Long-term SBA loans, less current portion	500,000	495,073
Total Liabilities	5,663,641	6,552,663

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $.001 par value; 900,000,000 shares authorized, 6,440,527 and 2,934,344 shares issued and outstanding	6,441	2,934
Capital in excess of par value	30,500,944	22,479,769
Shares to be issued	183,187	244,250
Retained earnings	5,465,880	2,510,908
Total stockholders’ equity	36,156,452	25,237,861
Total liabilities and stockholders’ equity	$41,820,093	$31,760,524

See Accompanying Notes to the Financial Statements

NETCAPITAL INC.
Consolidated Statements of Operations

	Year Ended	Year Ended
	April 30, 2023	April 30, 2022

Revenues	$8,493,985	$5,480,835
Costs of services	85,038	110,115
Gross profit	8,408,947	5,370,720

Costs and expenses:
Consulting expense	589,349	892,567
Marketing	85,482	95,753
Rent	75,052	47,670
Payroll and payroll related expenses	3,646,490	3,763,845
General and administrative costs	1,740,698	1,602,031
Total costs and expenses	6,137,071	6,401,866
Operating income (loss)	2,271,876	(1,031,146)

Other income (expense):
Interest expense	(93,842)	(126,372)
Debt forgiveness	—	1,904,296
Gain on debt conversion	224,260	—
Amortization of intangible assets	(96,407)	—
Realized loss on sale of investment	(406,060)	—
Unrealized gain on equity securities	1,857,500	3,275,745
Other income	51,645	25,007
Total other income	1,537,096	5,078,676
Net income before taxes	3,808,972	4,047,530

Income tax expense	854,000	544,000
Net income	$2,954,972	$3,503,530

Basic earnings per share	$0.63	$1.31
Diluted earnings per share	$0.63	$1.27

Weighted average number of common shares outstanding:
Basic	4,677,214	2,666,173
Diluted	4,677,464	2,748,480

See Accompanying Notes to the Financial Statements

NETCAPITAL INC.
Consolidated Statements of Stockholders’ Equity
For the Years Ended April 30, 2023 and 2022

				Capital in	Retained
	Common Stock		Shares To	Excess of	Earnings	Total
	Shares	Amount	Be Issued	Par Value	(Deficit)	Equity
Balance, April 30, 2021	2,178,766	$2,178	$—	$15,168,987	$(992,622)	$14,178,543

Stock-based compensation	937	2	—	14,054	—	14,056
Sale of common stock	176,934	176	—	1,592,219	—	1,592,395
Shares issued to acquire funding portal	361,736	362	—	3,523,100	—	3,523,462
Net income, July 31, 2021	—	—	—	—	1,457,410	1,457,410
Balance, July 31, 2021	2,718,373	2,718	—	20,298,360	464,788	20,765,866

Stock-based compensation	937	1	—	10,072	—	10,073
Net loss, October 31, 2021	—	—	—	—	(274,156)	(274,156)
Balance, October 31, 2021	2,719,310	2,719	—	20,308,432	190,632	20,501,783

Stock-based compensation	55,312	55	—	553,967	—	554,022
Purchase of equity interest	50,000	50	—	499,950	—	500,000
Purchase of MSG Development Corp.	50,000	50	244,250	488,450	—	732,750
Sale of common stock	22,222	22	—	199,978	—	200,000
Net income, January 31, 2022	—	—	—	—	1,821,006	1,821,006
Balance, January 31, 2022	2,896,844	2,896	244,250	22,050,777	2,011,638	24,309,561

Stock-based compensation	—	—	—	29,030	—	29,030
Purchase of equity interest	37,500	38	—	399,962	—	400,000
Net income, April 30, 2022	—	—	—	—	499,270	499,270
Balance, April 30, 2022	2,934,344	2,934	244,250	22,479,769	2,510,908	25,237,861

Shares issued for debt conversion	133,333	134	—	379,852	—	379,986
Sale of common stock	1,205,000	1,205	—	3,947,912	—	3,949,117
Vesting of stock options	—	—	—	32,953	—	32,953
Net income July 31, 2022	—	—	—	—	64,477	64,477
Balance, July 31, 2022	4,272,677	4,273	244,250	26,840,486	2,575,385	29,664,394

Sale of common stock	2,600	3	—	23,397	—	23,400
Purchase of equity interest	37,500	37	—	366,338	—	366,375
Vesting of stock options	—	—	—	32,953	—	32,953
Net income Oct. 31, 2022	—	—	—	—	183,138	183,138
Balance October 31, 2022	4,312,777	4,313	244,250	27,263,174	2,758,523	30,270,260

Sale of common stock	1,434,000	1,434	—	1,620,025	—	1,621,459
Purchase of equity interest	18,750	19	—	171,105	—	171,124
Purchase of intellectual property	300,000	300	—	434,700	—	435,000
Reduction in shares to be issued	6,250	6	(61,063)	61,057	—	—
Vesting of stock options	—	—	—	63,057	—	63,057
Net income January 31, 2023					1,696,499	1,696,499
Balance January 31, 2023	6,071,777	6,072	183,187	29,613,118	4,455,022	34,257,399

Purchase of equity interest	18,750	19		195,233	—	195,252
Vesting of stock options	—	—	—	132,943	—	132,943
Stock-based compensation	350,000	350	—	559,650	—	560,000
Net income April 30, 2023	—	—	—	—	1,010,858	985,456
Balance, April 30, 2023	6,440,527	$6,441	$183,187	$30,500,944	$5,465,880	$36,156,452

See Accompanying Notes to the Financial Statements

NETCAPITAL INC.
Consolidated Statements of Cash Flows

	Year Ended April 30, 2023	Year Ended April 30, 2022
OPERATING ACTIVITIES
Net income	$2,954,972	$3,503,530
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	269,577	1,176,058
Non-cash revenue from the receipt of equity	(8,110,000)	(2,387,500)
Allowance for credit losses	5,443	76,630
Debt forgiveness	—	(1,904,302)
Amortization of intangible assets	96,407	—
Realized loss on investment	406,060	—
Gain on debt conversion	(224,260)	—
Unrealized gain on equity securities	(1,857,500)	(3,275,745)
Changes in deferred taxes	680,000	544,000
Changes in non-cash working capital balances:
Accounts receivable	1,039,957	(1,153,598)
Related party receivable	668	(668)
Prepaid expenses	(25,007)	16,290
Accounts payable and accrued expenses	97,020	281,904
Deferred revenue	(1,871)	1,910
Income taxes payable	174,000	—
Accrued interest payable	(113,847)	124,314
Accounts payable – related party	(8,819)	(9,490)
Net cash used in operating activities	(4,617,200)	(3,006,667)

INVESTING ACTIVITIES
Proceeds from sale of investment	200,000	—
Loans to affiliate	—	(202,000)
Investment in affiliate	—	(117,166)
Net cash provided by (used in) investing activities	200,000	(319,166)

FINANCING ACTIVITIES
Payment of related party note	(7,860)	—
Proceeds from sale of common stock	5,570,576	—
Proceeds from (payments to) secured lender	(1,050,000)	400,000
Proceeds from stock subscriptions	—	625,799
Proceeds from convertible notes	—	300,000
Cash flow provided by financing activities	4,512,716	1,325,799

Net increase (decrease) in cash	95,516	(2,000,034)
Cash and cash equivalents, beginning of the period	473,925	2,473,959
Cash and cash equivalents, end of the period	$569,441	$473,925

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$207,690	$2,064

Supplemental Non-Cash Investing and Financing Information:
Common stock issued as prepaid compensation	$552,329	$—
Common stock issued to pay related party payable	$113,714	$3,523,462
Common stock issued to pay promissory notes	$266,272	$—
Common stock issued to purchase intellectual property	$435,000	$—
Common stock issued to purchase 10% interest in Caesar Media Group Inc.	$732,751	$900,000
Common stock for the purchase of MSG Development Corp.	$—	$732,750

See Accompanying Notes to the Financial Statements

NETCAPITAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED APRIL 30, 2023 AND 2022

1. Description of Business and Summary of Accounting Principles

Description of Business and Concentrations

Netcapital Inc. (“Netcapital,” “we,” “our,” or the “Company”) is a fintech company with a scalable technology platform that allows private companies to raise capital online and provides private equity investment opportunities to investors. The company’s consulting group, Netcapital Advisors, provides marketing and strategic advice and takes equity positions in select companies with disruptive technologies. The Netcapital funding portal is registered with the U.S. Securities & Exchange Commission (SEC) and is a member of the Financial Industry Regulatory Authority (FINRA), a registered national securities association.

The consolidated financial statements are presented in United States dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s fiscal year ends April 30.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after the elimination of significant intercompany balances and transactions. The wholly owned subsidiaries are Netcapital Funding Portal Inc., an equity-based funding portal registered with the SEC, Netcapital Advisors Inc., which provides marketing and strategic advice to select companies, and MSG Development Corp, which was acquired in November 2021, and provides business valuation services.

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

Remaining Performance Obligations

The Company’s subscription terms are typically less than one year. All of the Company’s revenues in the years ended April 30, 2023 and 2022, which amounted to $8,493,985 and $5,480,835, respectively, are considered contract revenues. Contract revenue as of April 30, 2023 and 2022, which has not yet been recognized, amounted to $661 and $2,532, respectively, and is recorded on the balance sheet as deferred revenue. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Disaggregation of Revenue

Our revenue is from U.S.-based companies with no notable geographical concentrations in any area. A distinction exists in revenue source; our revenues are either generated online or from personal services.

Revenues disaggregated by revenue source consist of the following:

	Year Ended April 30, 2023	Year Ended April 30, 2022
Consulting services	$7,560,320	$3,878,233
Fees from online services	933,665	1,602,602
Total revenues	$8,493,985	$5,480,835

Costs of Services

Costs of services consist of direct costs that we pay to third parties to provide the services that generate revenue.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents during fiscal 2023 and 2022. The Company uses three financial institutions for its cash balances and has maintained cash balances that exceed federally insured limits.

Accounts Receivable

The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining an allowance for potential credit losses. Accounts receivable is reported net of the allowance for doubtful accounts. The allowance is based on management’s estimate of the amount of receivables that will be collected. The Company recorded an allowance for doubtful accounts of $91,955 and $136,955 as of April 30, 2023 and 2022, respectively.

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

Impairment of Long-Lived Assets

Authoritative guidance requires that certain assets be reviewed for impairment and, if impaired, remeasured at fair value whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment loss estimates are primarily based upon management’s analysis and review of the carrying value of long-lived assets at each balance sheet date, utilizing an undiscounted future cash flow calculation. The Company did not recognize an impairment loss in fiscal 2023 and 2022.

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

Advertising Expenses

Advertising and marketing expenses are recorded separately in the Consolidated Statements of Operations and are expensed as incurred.

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

2. Concentrations

For the year ended April 30, 2023, the Company had one customer that constituted 25% of its revenues, and four customers that each constituted 14% of its revenues. For the year ended April 30, 2022, the Company had one customer that constituted 22% of its revenues, a second customer that constituted 22% of its revenues, and a third customer that constituted 18% of its revenues.

3. Debt

The following table summarizes components debt as of April 30, 2023 and 2022:

	2023	2022	Interest Rate

Secured lender	$350,000	$1,400,000	8.0% – 12.0%
Notes payable – related parties	15,000	22,860	0.0%
Convertible promissory notes	—	300,000	8.0%
U.S. SBA loan	500,000	500,000	3.75%
U.S. SBA loan	1,885,800	1,885,800	1.0%
Loan payable – bank	34,324	34,324	10.0%
Total debt	2,785,124	4,142,984
Less: current portion of long-term debt	2,285,124	3,647,911
Total long-term debt	$500,000	$495,073

As of April 30, 2023 and 2022, the Company owed its principal lender (“Lender”) $350,000 and $1,400,000, respectively, under a loan and security agreement (“Loan”) dated April 28, 2011, that was amended on July 26, 2014 and several times thereafter to extend the maturity date to October 31, 2023.

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

As of April 30, 2023 and 2022, the Company’s related-party unsecured notes payable totaled $15,000 and $22,860, respectively.

As of April 30, 2023 and 2022, the company owed $0 and $300,000 in convertible notes payable. On July 14, 2022, the Company issued 93,432 shares of common stock valued at $266,272 to retire the $300,000 in convertible promissory notes plus accrued interest of $10,192.

The Company also owes $34,324 as of April 30, 2023 and 2022 to Chase Bank. For the loan from Chase Bank, the Company pays interest only on a monthly basis, which is calculated at a rate of 10.0% per annum as of April 30, 2023.

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

The June Loan required installment payments of $2,594 monthly, beginning on June 17, 2021, over a term of thirty years. However, the SBA postponed the first installment payment for 18 months and the first payment became due on December 17, 2022. The monthly payments of $2,594 are first applied to accrued interest payable. The monthly payments will not be applied to any of the outstanding principal balance until August of 2026. Consequently, the entire loan balance of $500,000 is classified as a long term liability. Interest accrues at a rate of 3.75% per annum. The Company agreed to grant a continuing security interest in its assets to secure payment and performance of all debts, liabilities, and obligations to the SBA.

The February loan bears interest at a rate of 1% per annum and the due date of the first payment has been postposed by the SBA because the Company has applied for forgiveness of the February Loan in its entirety.

As of April 30, 2023, future payments under debt obligations over each of the next five years and thereafter were as follows:

Twelve months ended April 30:
2024	$2,285,124
2025	—
2026	—
2027	9,837
2028	13,971
Thereafter	476,192
Minimum future payments of principal	$2,785,124

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

Level 3 inputs are unobservable inputs for the asset or liability.

Financial assets measured at fair value on a recurring basis are summarized below as of April 30, 2023 and 2022:

	Level 1	Level 2	Level 3	Total
April 30, 2023
Equity securities at fair value	$—	$22,955,445	$—	$22,955,445

April 30, 2022
Equity securities at fair value	$—	$12,861,253	$—	$12,861,253

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

 5. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of April 30, 2023 and 2022 were as follows:

Schedule of Income Taxes

	2023	2022

Deferred tax assets, net:
Net operating loss carryforwards	$—	$322,000
Bad debt allowance	27,000	40,000
Stock-based compensation	433,000	357,000
Deferred tax assets	460,000	719,000

Deferred tax liability
Unrealized gain	2,117,000	1,696,000
Total deferred tax liability	2,117,000	1,696,000

Total net deferred tax assets (liabilities)	$(1,657,000)	$(977,000)

For fiscal 2023, our income tax expense was $854,000, with an effective tax rate of 22%, Our effective tax rate and the resulting provision for income taxes were impacted by tax benefits related to a net operating loss carryforward of $1.6 million.

For fiscal 2022, our income tax expense was $544,000, with an effective tax rate of 13%. Our effective tax rate and the resulting provision for income taxes were impacted by tax benefits related to a net operating loss carryforward of $1.1 million and non-taxable debt forgiveness of $1.9 million.

The Company did not have any material unrecognized tax benefits as of April 30, 2023 and 2022. The Company does not expect the unrecognized tax benefits to significantly increase or decrease within the next twelve months. The Company recorded no interest and penalties relating to unrecognized tax benefits as of and during the years ended April 30, 2023 and 2022. The Company is subject to U.S. federal income tax, as well as taxes by various state jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending April 30, 2020 through 2023.

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

7. Stockholders’ Equity

The Company is authorized to issue 900,000,000 shares of its common stock, par value $0.001. As of April 30, 2023 and 2022, there were 6,440,527 and 2,934,344 shares outstanding, respectively.

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

On January 27, 2022, the Company filed a Form S-8 registration statement for securities to be offered in employee benefit plans, to register 300,000 shares of common stock from the Company’s 2021 Equity Incentive Plan. On February 2, 2022, the Company granted an aggregate of 272,000 options to purchase shares of common stock of the company at a price of $10.50 per share. The options were granted to employees, consultants, and members of the board of directors. The options vest monthly on a straight-line basis over a 4-year period and expire in 10 years. As of April 30, 2023 and 2022, 252,000 and 271,000 options, respectively, were outstanding.

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

The following tables summarize information about warrants outstanding as of April 30, 2023 and 2022:

	Warrants Outstanding			Warrants Exercisable
Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Outstanding	Price

As of April 30, 2023
$1.75 - $5.19	1,541,682	4.25	$5.03	1,469,982	$5.19

As of April 30, 2022
—	—	—	$—	—	$—

	Number of Shares	Exercise Price Per Share		Average Exercise Price
Outstanding May 1, 2021	—		—	$—

Issued during year ended April 30, 2022	—		—	$—

Exercised/canceled during year ended April 30, 2022	—		—	$—

Outstanding April 30, 2022	—		—	$—

Issued during year ended April 30, 2023	1,541,682		$1.75 - $5.19	$5.03

Exercised/canceled during year ended April 30, 2023	—		—	$—

Warrants outstanding April 30, 2023	1,541,682	$	$ 1.75 - $5.19	$5.03

Warrants exercisable, April 30, 2023	1,469,982		$5.19	$5.19

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

During the year ended April 30, 2023, in addition to the public offerings, the Company issued 75,000 shares of common stock, valued at $732,751, in conjunction with the purchase of a 10% equity stake in Caesar Media Group, Inc., 300,000 shares of common stock, valued at $435,000 to purchase the website and intellectual property of a real-time video conferencing website, 2,600 shares of common stock in conjunction with a stock subscription agreement with accredited investors, valued at $23,400, and 6,250 shares of common stock in conjunction with an acquisition agreement that requires shares to be issued by the Company. As a result of this issuance, the value of the balance sheet account for shares to be issued decreased by $61,063 to $183,187 as of April 30, 2023, from a balance of $244,250 as of April 30, 2022.

On January 5, 2023, the Company filed a Current Report on Form 8-K and announced the formation of the Netcapital Inc. 2023 Omnibus Equity Incentive Plan (the “Plan”), which has subsequently been approved by a vote of the shareholders. The purposes of the Plan are to (i) provide an additional incentive to selected employees, directors, and independent contractors of the Company or its affiliates whose contributions are essential to the growth and success of the Company, (ii) strengthen the commitment of such individuals to the Company and its affiliates, (iii) motivate those individuals to faithfully and diligently perform their responsibilities and (iv) attract and retain competent and dedicated individuals whose efforts will result in the long-term growth and profitability of the Company. In conjunction with these purposes, the Company granted stock options to four individuals to purchase an aggregate of 1,600,000 of the Company’s common stock at a price of $1.43 per share. See Note 9. The Company also granted 350,000 stock options under the Plan to employees, consultants, and directors on April 25, 2023 at an exercise price of $1.40 per share. All stock options in the Plan vest monthly on a straight-line basis over a 4-year period and expire in 10 years.

For the years ended April 30, 2023 and 2022, the Company recorded $269,577 and $1,176,058, respectively, in stock-based compensation expense. As of April 30, 2023 and 2022, there was $552,329 and $0 of prepaid stock-based compensation expense. The prepaid balance of $552,329 is the result of the issuance of 350,000 shares of common stock to a third-party business consultant.

The table below presents the components of stock-based compensation expense for the years ended April 30, 2023 and 2022.

Description	April 30, 2023	April 30, 2022
Chief Executive Officer, Netcapital Inc.	$81,309	$—
Chief Financial Officer	25,927	40,608
Chief Executive Officer, Netcapital Advisors Inc.	4,833	40,608
Founder	25,927	—
Chief Marketing Officer	—	109,547
Related party consultant	—	25,908
Marketing consultant	—	5,603
Marketing consultant	—	380,441
Marketing consultant	—	118,405
Business consultant	—	25,908
Company secretary and director	—	100,000
Business development manager	—	300,000
Employee and director stock options	131,581	29,030
Total	$269,577	$1,176,058

The table below presents the number of shares issued as compensation for the years ended April 30, 2023 and 2022:

	Year Ended	Year Ended
Description	April 30, 2023	April 30, 2022
Company secretary and director	—	10,000
Business development manager	—	30,000
Chief Marketing Officer	—	10,417
Business consultants	350,000	469
Total	350,000	50,886

The following tables summarize information about stock options outstanding as of April 30, 2023 and 2022:

	Options Outstanding			Options Exercisable
Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Outstanding	Price

As of April 30, 2023
$1.40 - $10.50	2,202,000	9.63	$2.46	294,333	$3.69

As of April 30, 2022
$10.50 - $10.50	271,000	9.79	$10.50	16,945	$10.50

	Number of Shares	Exercise Price Per Share	Average Exercise Price
Outstanding April 30, 2021	—	—	$—

Issued during year ended April 30, 2022	272,000	$10.50 - $10.50	$10.50

Exercised/canceled during year ended April 30, 2022	1,000	$10.50 - $10.50	$10.50

Options outstanding April 30, 2022	271,000	$10.50 - $10.50	$10.50

Issued during year ended April 30, 2023	1,950,000	$1.40 - $1.43	$1.42

Exercised/canceled during year ended April 30, 2023	(19,000)	$10.50 - $10.50	$10.50

Options outstanding April 30, 2023	2,202,000	$1.40 - $10.50	$2.46

Options exercisable, April 30, 2023	294,333	$1.40 - $10.50	$3.69

8. Earnings Per Common Share

Earnings per common share data was computed as follows:

	2023	2022

Net income	$2,954,972	$3,503,530

Weighted average common shares outstanding	4,677,214	2,666,173
Effect of dilutive securities	250	82,307
Weighted average dilutive common shares outstanding	4,677,464	2,748,480

Earnings per common share – basic	$0.63	$1.31

Earnings per common share – diluted	$0.63	$1.27

Basic net income per share is computed by dividing net income available to common stockholders by the weighted average number of vested, unrestricted common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of shares of common stock outstanding plus the effect of dilutive potential common shares outstanding during the period using the if-converted method. Dilutive potential common shares include 250 shares and 82,307 shares, respectively for the years ended April 30, 2023 and 2022. As of April 30, 2022, 39,901 shares were issuable to satisfy a supplemental consideration liability, in addition to $300,000 in convertible promissory notes plus $5,326 in accrued interest payable that could convert, at a price per share of $7.20, into 42,406 shares of common stock.

Outstanding stock options, totaling 2,202,000 and 271,000 for the years ended April 30, 2023 and 2022, respectively, were not included in the calculation of dilutive securities because their effect was anti-dilutive. Vested warrants totaling 1,469,982 and 0 shares, for the years ended April 30, 2023 and 2022, were also not included in the calculation of dilutive securities because their effect was anti-dilutive.

9. Related Party Transactions

The Company’s largest shareholder, Netcapital Systems LLC (“Systems”), owns 1,711,261 shares of common stock, or 26.6% of the Company’s 6,440,527 outstanding shares as of April 30, 2023. As of April 30, 2022, the Company accrued a payable to Systems of $294,054 for supplemental consideration owed in conjunction with its purchase of Netcapital Funding Portal Inc., which was paid in full on July 14, 2022, with the issuance to Systems of 39,901 shares of the Company’s common stock. The Company provided professional services to Systems in the years ended April 30, 2023 and 2022 and recorded revenue of $4,660 and $15,000, respectively, for those services.

In total, the Company owed Systems $0 and $294,054 as of April 30, 2023 and 2022, respectively. The company paid Systems $430,000 and $357,429 in the years ended April 30, 2023 and 2022, respectively, for use of the software that runs the website www.netcapital.com.

The Chief Executive Officer of our wholly owned subsidiary, Netcapital Advisors Inc., is a member of the board of directors of KingsCrowd Inc. The Company sold 606,060 shares of KingsCrowd in June 2022 for proceeds of $200,000 and recorded a realized loss on the sale of the investment of $406,060. As of April 30, 2023 and 2022, the Company owned 3,209,685 and 3,815,745 shares of KingsCrowd Inc., valued at $3,209,685 and $3,815,745, respectively.

The Chief Executive Officer of our wholly owned subsidiary, Netcapital Advisors Inc. is a member of the board of directors of Deuce Drone LLC. As of April 30, 2023 and 2022, the Company owned 2,350,000 membership interest units of Deuce Drone LLC., valued at $2,350,000. The Company has notes receivable aggregating $152,000 from Deuce Drone LLC as of April 30, 2023 and 2022.

Compensation expense to officers in the years ended April 30, 2023 and 2022 consisted of common stock valued at $0 and $190,763, respectively, cash compensation of $598,077 and $265,688, respectively, and options to purchase common stock valued at $137,994 and $3,147, respectively.

Compensation to a related party consultant in the years ended April 30, 2023 and 2022 consisted of common stock valued at $0 and $25,908, respectively, and cash compensation of $60,039 and $60,000, respectively. This consultant is also the controlling shareholder of Zelgor Inc., and the Company earned revenues from Zelgor Inc. of $66,000 and $5,500 in the years ended April 30, 2023 and 2022. The Company owns 1,400,000 shares of Zelgor Inc., valued at $1,400,000 and holds a note receivable of $50,000 as of April 30, 2023.

Cash compensation to the President of Netcapital Systems LLC amounted to $184,808 and $96,000, and stock-based compensation amounted to $25,927 and $0, in the years ended April 30, 2023 and 2022, respectively.

We owe Steven Geary, a director, $31,680 as of April 30, 2023 and 2022. This obligation is not interest bearing. $16,680 is recorded as a related party trade accounts payable and $15,000 as a related party note payable. We have no signed agreements for the indebtedness to Mr. Geary.

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

On February 2, 2022, the Company granted members of our board of directors an aggregate of 25,000 options to purchase shares of our common stock at an exercise price of $10.50 per share. An option to purchase 10,000 shares of common stock was granted to the Chief Executive Officer of Netcapital Advisors Inc., who is also a director, and each of the three independent board members received an option to purchase 5,000 shares of common stock. The options vest on a straight-line basis over 48 months and expire in 10 years. On April 25, 2023, the Company also granted the same four members of our board of directors an aggregate of 80,000 options, or 20,000 for each board member, to purchase shares of our common stock at an exercise price of $1.40 per share. The options vest monthly on a straight-line basis over a 4-year period and expire in 10 years.

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

Coreen Kraysler, our Chief Financial Officer, has personally guaranteed a $500,000 promissory note from the U.S. Small Business Administration. The note bears interest at an annual rate of 3.75%, has a 30-year term, and monthly payments of $2,594 began on December 17, 2022.

10. Investments

In April 2023, the Company received 2,853,659 units of HeadFarm LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.41 per unit based on a sales price of $0.41 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,170,000. As of April 30, 2023, the Company owned 2,856,659 units which are valued at $1,170,000.

In April 2023, the Company received 2,853,659 units of CupCrew LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.41 per unit based on a sales price of $0.41 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,170,000. As of April 30, 2023, the Company owned 2,856,659 units which are valued at $1,170,000.

In April 2023, the Company received 2,853,659 units of CountSharp LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.41 per unit based on a sales price of $0.41 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,170,000. As of April 30, 2023, the Company owned 2,856,659 units which are valued at $1,170,000.

In January 2023, the Company received 2,100,000 units of Dark LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $1.00 per unit based on a sales price of $1.00 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $2,100,000. As of April 30, 2023, the Company owned 2,100,000 units which are valued at $2,100,000.

In August 2022, the Company received 1,911,765 units of NetWire LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.68 per unit based on a sales price of $0.68 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,300,000. As of April 30, 2023, the Company owned 1,911,765 units which are valued at $1,300,000.

In May 2022, the Company received 1,764,706 units of Reper LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.68 per unit based on a sales price of $0.68 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,200,000. As of April 30, 2023, the Company owned 1,764,706 units which are valued at $1,200,000.

In April 2022, the Company received 3,000,000 units of Cust Corp. as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.40 per unit based on a sales price of $0.40 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,200,000. As of April 30, 2023 and 2022, the Company owned 3,000,000 units which are valued at $1,200,000.

In January 2022, the Company received 1,700,000 units of ScanHash LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.25 per unit based on a sales price of $0.25 per unit on an online funding portal. The receipt of the units satisfied $425,000 of an accounts receivable balance. As of April 30, 2023 and 2022, the Company owned 1,700,000 units which are valued at $425,000.

In January 2022, the Company received 2,850,000 units of Hiveskill LLC as payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.25 per unit based on a sales price of $0.25 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $712,500. As of April 30, 2023 and 2022, the Company owned 2,850,000 units which are valued at $712,500.

In fiscal 2022, the Company purchased a 10% interest, or 400 shares of common stock, in Caesar Media Group Inc. (“Caesar”) for an initial purchase price of 50,000 shares of the Company’s common stock, valued at $500,000. Caesar is a marketing and technology solutions provider. The purchase agreement includes additional contractual requirements for the Company and Caesar, including the issuance of an additional 150,000 shares of common stock of the Company over a two-year period. The Company issued 37,500 shares of its common stock in April 2022, 25,000 shares of its common stock in September 2022, 12,500 shares of its common stock in October 2022, 18,750 shares of its common stock in January 2023 and 18,750 shares of its common stock in April 2023, as part of its contractual payment obligations. As of April 30, 2023 and 2022, there have been no observable price changes in the value of Caesar’s common stock and the Company has valued its ownership in Caesar at cost, which amounted to $1,632,751 and $900,000 as of April 30, 2023 and 2022, respectively.

In August 2020 the Company entered a consulting agreement with C-Reveal Therapeutics LLC (“CRT”). for a $120,000 fee over a 12-month period. $50,000 of the fee was payable in CRT units. As of April 30, 2023 and 2022, the Company owned 5,000 units, at a value of $50,000.

In May 2020, the Company entered a consulting contract with MustWatch LLC (“MW”), which allowed the Company to receive 110,000 membership interest units of MW in return for services rendered in conjunction with a crowdfunding offering. The Company earned 97,500 membership interest units in the quarter ended July 31, 2020, valued at $2.14 per unit, or $235,400. As of April 30, 2023, the MW units are valued at $4 per unit based on a sales price of $4 per unit on an online funding portal. As of April 30, 2023 and 2022, the Company owned 110,000 MW units, which are valued at $440,000 and $235,400, respectively. The $204,600 increase in value of the MW units owned by the Company is recorded as an unrealized gain in the year ended April 30, 2023.

In May 2020, the Company entered into a consulting contract with ChipBrain LLC (“Chip”), which allowed the Company to receive 710,200 membership interest units of Chip in return for services rendered in conjunction with a crowdfunding offering. The Chip units were initially valued at $0.93 per unit based on a sales price of $0.93 per unit on an online funding portal. Subsequently, Chip sold identical units for $4.74 per unit, and as of April 30, 2023 and April 30, 2022, the 710,200 units owned by the Company are valued at $3,366,348 and $1,704,480, respectively. The $1,661,868 increase in value of the Chip units owned by the Company was recorded as an unrealized gain in the year ended April 30, 2023.

In May 2020, the Company entered a consulting contract with a related party, Zelgor Inc. (“Zelgor”), which allowed the Company to receive 1,400,000 shares of common stock of Zelgor in return for services rendered in conjunction with a crowdfunding offering. The Zelgor shares are valued at $1.00 per share based on a sales price of $1.00 per share on an online funding portal. As of April 30, 2023 and 2022, the Company owned 1,400,000 shares which are valued at $1,400,000.

On January 2, 2020, the Company entered a consulting contract with Deuce Drone LLC (“Drone”), which allowed the Company to receive up to 2,350,000 membership interest units of Drone in return for consulting services. The Company earned all 2,350,000 membership interest units in fiscal 2020. The Drone units were valued at $0.35 per unit based on a sales price of $0.35 per unit when the units were earned, or $822,500. Drone subsequently sold identical Drone units for $1.00 per unit on an online funding portal and as of April 30, 2023 and 2022, the units owned by the Company are valued at $2,350,000.

In August 2019, the Company entered a consulting contract with KingsCrowd LLC (“KingsCrowd”), which allowed the Company to receive 300,000 membership interest units of KingsCrowd in return for services rendered in conjunction with a crowdfunding offering. The KingsCrowd units were valued at $1.80 per unit based on a sales price of $1.80 per unit when the units were earned, or $540,000. In December 2020, KingsCrowd converted from a limited liability company to a corporation to facilitate raising capital under Regulation A. KingsCrowd filed a Form 1-A Offering Statement under the Securities Act of 1933 and sold shares at $1.00 per share. In connection with the conversion to a corporation, each membership interest unit converted into 12.71915 shares of common stock, and the Company recorded an unrealized gain of $3,275,745 for the year ended April 30, 2022. The Company sold 606,060 shares of KingsCrowd in June 2022 for proceeds of $200,000 and recorded a realized loss on the sale of the investment of $406,060. KingsCrowd filed a post qualification offering circular amendment on July 21, 2022 and continued to sell shares of stock to the public for $1.00 per share. As of April 30, 2023 and 2022, the Company owned 3,209,685 and 3,815,745 shares of KingsCrowd, valued at $3,209,685 and $3,815,745, respectively.

During fiscal 2019, the Company entered into a consulting contract with Netcapital Systems LLC, a related party, and earned membership interest units. As of April 30, 2023 and 2022, the Company owned 528 units, at a value of $48,128.

In July 2020 the Company entered into a consulting agreement with Vymedic, Inc. for a $40,000 fee over a 5-month period. Half the fee was payable in stock and half was payable in cash. As of April 30, 2023 and 2022, the Company owned 4,000 units, at a value of $11,032 and $20,000, respectively. Based upon recent sales of shares of common stock of Vymedic Inc., the per share value dropped from $5.00 per share to $2.758 per share, and the Company recorded an unrealized loss on equity securities of $8,968 for the year ended April 30, 2023. This unrealized loss of $8,968 is netted with the unrealized gains of $204,600 and $1,661,868 in the MW and Chip securities, respectively, and results in an unrealized gain in equity securities of $1,857,500 in the year ended April 30, 2023.

The following table summarizes the components of equity securities as of April 30, 2023 and 2022:

	April 30, 2023	April 30, 2022

Netcapital Systems LLC	$48,128	$48,128
Watch Party LLC	440,000	235,400
Zelgor Inc.	1,400,000	1,400,000
ChipBrain LLC	3,366,348	1,704,480
Vymedic Inc.	11,032	20,000
C-Reveal Therapeutics LLC	50,000	50,000
Deuce Drone LLC	2,350,000	2,350,000
Hiveskill LLC	712,500	712,500
ScanHash LLC	425,000	425,000
Caesar Media Group Inc.	1,632,751	900,000
Cust Corp.	1,200,000	1,200,000
Kingscrowd Inc.	3,209,685	3,815,745
Reper LLC	1,200,000	—
Dark LLC	2,100,000	—
Netwire LLC	1,300,000	—
CountSharp LLC	1,170,000	—
CupCrew LLC	1,170,000	—
HeadFarm LLC	1,170,000	—
Total	$22,955,444	$12,861,253

The above investments in equity securities are within the scope of ASC 321. The Company monitors the investments for any changes in observable prices from orderly transactions. All investments are initially measured at cost and evaluated for impairment. No impairment expense was recognized in the years ended April 30, 2023 and 2022.

In fiscal 2023, there were observable price changes in three securities, ChipBrain LLC, MustWatch LLC and Vymedic Inc. The result of these price changes was an increase in the fair value of the equity securities totaling $1,857,500 in the fiscal year ended April 30, 2023, which was recorded in the income statement as an unrealized gain on equity securities.

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

The following table sets forth the major categories of the intangible assets as of April 30, 2023 and 2022

	April 30, 2023	April 30, 2022

Acquired users	$14,288,695	$14,288,695
Acquired brand	583,429	583,429
Acquired intellectual property and website	435,000	—
Professional practice	556,830	556,830
Literary works and contracts	107,750	107,750
Total intangible assets	$15,971,704	$15,536,704

As of April 30, 2023, the weighted average remaining useful life for technology, trade names, professional practice, literary works and domains is 14.16 years. Accumulated amortization amounted to $96,407 as of April 30, 2023, resulting in net intangible assets of $15,875,297.

12. Subsequent Events

The Company evaluated subsequent events through the date these financial statements were available to be issued.

On May 23, 2023the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain institutional investors, pursuant to which the Company agreed to issue and sell to such investors, in a registered direct offering (the “Offering”), 1,100,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a price of $1.55 per Share, for aggregate gross proceeds of $1,705,000, before deducting the placement agent’s fees and other offering expenses payable by the Company. The Offering closed on May 25, 2023. The Shares were offered and issued and sold pursuant to the Company’s shelf registration statement on Form S-3 (File 333-267921) (the “Shelf Registration Statement”), filed by the Company with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Securities Act”), on October 18, 2022 and declared effective on October 26, 2022.

Also in connection with the Offering, on May 23, 2023, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with ThinkEquity LLC (the “Placement Agent”), pursuant to which (i) the Placement Agent agreed to act as placement agent on a “best efforts” basis in connection with the Offering, (ii) the Company agreed to pay the Placement Agent an aggregate fee equal to 8.0% of the gross proceeds raised in the Offering, and to reimburse the Placement Agent for certain expenses, and (iii) the Company agreed to issue to the Placement Agent warrants to purchase up to 55,000 shares of common stock at an exercise price of $1.94 (the “Placement Agent Warrants”), which were issued on May 25, 2023. The Placement Agent Warrants (and the shares of Common Stock issuable upon the exercise of the Placement Agent Warrants) were not registered under the Securities Act and were offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

The Placement Agency Agreement and the Purchase Agreement contain customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company, the Placement Agent, or the investors, as the case may be, other obligations of the parties and termination provisions.

In conjunction with the above noted Offering, the Company paid off its secured lender, Vaxstar LLC, $350,000 in principal plus accrued interest of $17,167.23 to retire all outstanding obligations to Vaxstar LLC.

In July 2023, the Company issued 49,855 shares of its common stock in consideration of a release from an unrelated third party in conjunction with the settlement of an outstanding debt between such third party and Netcapital Systems LLC.

On July 24, 2023 the Company completed an underwritten public offering of 1,725,000 shares of the Company’s common stock, at a price to the public of $0.70 per share for aggregate gross proceeds of $1,207,500, before deducting underwriting discounts and offering expenses payable by the Company. In conjunction with this offering, the Company issued the underwriter, and its designees, warrants to purchase 86,250 shares of our common stock at an exercise price of $0.875.