Form 10-Q
period 2023-07-31
Netcapital Inc.
filed 2023-09-14
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2023

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

As of September 14, 2023 the Company had 9,434,132 Shares of its common stock, par value $0.001 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	capital requirements and the availability of capital to fund our growth and to service our existing debt;

●	difficulties executing our growth strategy, including attracting new issuers and investors;

●	our anticipated use of the net proceeds from our recent public offering;

●	economic uncertainties and business interruptions resulting from the coronavirus COVID-19 global pandemic and its aftermath;

●	as restrictions related to the coronavirus COVID-19 global pandemic are removed and face-to-face economic activities normalize, it may be difficult for us to maintain the recent sales gains that we have experienced;

●	all the risks of acquiring one or more complementary businesses, including identifying a suitable target, completing comprehensive due diligence uncovering all information relating to the target, the financial stability of the target, the impact on our financial condition of the debt we may incur in acquiring the target, the ability to integrate the target’s operations with our existing operations, our ability to retain management and key employees of the target, among other factors attendant to acquisitions of small, non-public operating companies;

●	difficulties in increasing revenue per issuer;

●	challenges related to hiring and training fintech employees at competitive wage rates;

●	difficulties in increasing the average number of investments made per investor;

●	shortages or interruptions in the supply of quality issuers;

●	our dependence on a small number of large issuers to generate revenue;

●	negative publicity relating to any one of our issuers;

●	competition from other online capital portals with significantly greater resources than we have;

●	changes in investor tastes and purchasing trends;

●	our inability to manage our growth;

●	our inability to maintain an adequate level of cash flow, or access to capital, to meet growth expectations;

●	changes in senior management, loss of one or more key personnel or an inability to attract, hire, integrate and retain skilled personnel;

●	labor shortages, unionization activities, labor disputes or increased labor costs, including increased labor costs resulting from the demand for qualified employees;

●	our vulnerability to increased costs of running an online portal on Cloud Platform and Amazon Web Services;

●	our vulnerability to increasing labor costs;

●	the impact of governmental laws and regulation;

●	failure to obtain or maintain required licenses;

●	changes in economic or regulatory conditions and other unforeseen conditions that prevent or delay the development of a secondary trading market for shares of equity that are sold on our online portal; and

●	inadequately protecting our intellectual property or breaches of security of confidential user information.

You are cautioned that all forward-looking statements involve risks and uncertainties. We undertake no obligation to amend this Form 10-Q or our annual report on Form 10-K or revise publicly these forward-looking statements (other than pursuant to reporting obligations imposed on registrants pursuant to applicable federal securities laws) to reflect subsequent events or circumstances.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NETCAPITAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

Assets:	July 31, 2023 (Unaudited)	April 30, 2023 (Audited)
Cash and cash equivalents	$1,030,618	$569,441
Accounts receivable, net	1,355,000	1,388,500
Prepaid expenses	444,837	583,030
Total current assets	2,830,455	2,540,971

Deposits	6,300	6,300
Notes receivable – related parties	202,000	202,000
Purchased technology, net	15,846,966	15,875,297
Investment in affiliate	240,080	240,080
Equity securities at fair value	24,308,633	22,955,445
Total assets	$43,434,434	$41,820,093

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable
Trade	$586,981	$578,331
Related party	75,204	75,204
Accrued expenses	242,955	285,065
Stock subscription payable	10,000	10,000
Deferred revenue	600	661
Interest payable	86,185	98,256
Deferred tax liability, net	1,532,000	1,657,000
Related party debt	15,000	15,000
Secured note payable	—	350,000
Current portion of SBA loans	1,885,800	1,885,800
Loan payable - bank	34,324	34,324
Income taxes notes payable	—	174,000
Total current liabilities	4,469,049	5,163,641

Long-term liabilities:
Long-term SBA loans, less current portion	500,000	500,000
Total liabilities	4,969,049	5,663,641

Commitments and contingencies	—	—

Stockholders' equity:
Common stock, $.001 par value; 900,000,000 shares authorized, 9,434,132 and 6,440,527 shares issued and outstanding	9,434	6,441
Shares to be issued	183,187	183,187
Capital in excess of par value	33,298,539	30,500,944
Retained earnings	4,974,225	5,465,880
Total stockholders' equity	38,465,385	36,156,452
Total liabilities and stockholders' equity	$43,434,434	$41,820,093

See Accompanying Notes to the Condensed Consolidated Financial Statements

 NETCAPITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

Three Months Ended	Three Months Ended
July 31, 2023	July 31, 2022

Revenues	$1,519,809	$1,340,573
Costs of services	18,053	21,063
Gross profit	1,501,756	1,319,510

Costs and expenses:
Consulting expense	163,942	125,611	s
Marketing	241,888	7,780
Rent	19,610	17,212
Payroll and payroll related expenses	1,037,042	769,940
General and administrative costs	788,294	392,297
Total costs and expenses	2,250,776	1,312,840
Operating income (loss)	(749,020)	6,670

Other income (expense):
Interest expense	(13,304)	(36,312)
Gain on debt conversion	—	224,260
Amortization of intangible assets	(28,331)	(21,081)
Realized loss on sale of investment	—	(406,060)
Total other income (expense)	(41,635)	(239,193)
Net income (loss) before taxes	(790,655)	(232,523)
Income tax expense (benefit)	(299,000)	(297,000)
Net income (loss)	$(491,655)	$64,477

Basic earnings (loss) per share	$(.07)	$0.02
Diluted earnings (loss) per share	$(.07)	$0.02

Weighted average number of common shares outstanding:
Basic	7,471,207	3,168,547
Diluted	7,471,457	3,171,397

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

 For the Three Months Ended July 31, 2023 and the Year Ended April 30, 2023

	Common Stock
	Shares	Amount	Common Stock To Be Issued	Capital in Excess of Par Value	Retained Earnings	Total Equity
Balance, April 30, 2022	2,934,344	$2,934	$244,250	$22,479,769	$2,510,908	$25,237,861
Shares issued for debt conversion	133,333	134	—	379,852	—	379,986
Sale of common stock	1,205,000	1,205	—	3,947,912	—	3,949,117
Vesting of stock options	—	—	—	32,953	—	32,953
Net income for July 31, 2022 quarter	—	—	—	—	64,477	64,477
Balance, July 31, 2022	4,272,677	4,273	244,250	26,840,486	2,575,385	29,664,394

Sale of common stock	2,600	3	—	23,397	—	23,400
Purchase of equity interest	37,500	37	—	366,338	—	366,375
Vesting of stock options	—	—	—	32,953	—	32,953
Net income for Oct. 31, 2022 quarter	—	—	—		183,138	183,138
Balance October 31, 2022	4,312,777	4,313	244,250	27,263,174	2,758,523	30,270,260

Sale of common stock	1,434,000	1,434	—	1,620,025	—	1,621,459
Purchase of equity interest	18,750	19	—	171,105	—	171,124
Purchase of intellectual property	300,000	300	—	434,700	—	435,000
Reduction in shares to be issued	6,250	6	(61,063)	61,057	—	—
Vesting of stock options	—	—	—	63,057	—	63,057
Net income for Jan. 31, 2023 quarter	—	—	—	—	1,696,499	1,696,499
Balance January 31, 2023	6,071,777	6,072	183,187	29,613,118	4,455,022	34,257,399

Purchase of equity interest	18,750	19	—	195,233	—	195,252
Vesting of stock options	—	—	—	132,943	—	132,943
Stock-based compensation	350,000	350	—	559,650	—	560,000
Net income April 30, 2023 quarter	—	—	—	—	1,010,858	1,010,858
Balance April 30, 2023	6,440,527	6,441	183,187	30,500,944	5,465,880	36,156,452

Vesting of stock options	—	—	—	139,371	—	139,371
Stock-based compensation	100,000	100	—	143,900	—	144,000
Sale of common stock	2,825,000	2,825	—	2,272,375	—	2,275,200
Purchase of equity interest	18,750	18	—	183,170	—	183,188
Stock-based settlement	49,855	50	—	58,779	—	58,829
Net loss July 31, 2023 quarter	—	—	—	—	(491,655)	(491,655)
Balance July 31, 2023	9,434,132	$9,434	$183,187	$33,298,539	$4,974,225	$38,465,385

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended July 31, 2023	Three Months Ended July 31, 2022
OPERATING ACTIVITIES
Net income (loss)	$(491,655)	$64,477
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	483,351	32,953
Receipt of equity in lieu of cash	(1,170,000)	(1,200,000)
Gain on debt conversion	—	(224,260)
Provision for bad debts	6,000	—
Realized loss on investment	—	406,060
Changes in deferred taxes	(125,000)	(297,000)
Amortization of intangible assets	28,331	21,081
Changes in non-cash working capital balances:
Accounts receivable	27,500	279,200
Prepaid expenses	(2,958)	(35,842)
Accounts payable and accrued expenses	(33,460)	(135,388)
Deferred revenue	(61)	(1,930)
Accrued interest payable	(12,071)	35,796
Income taxes payable	(174,000)	—
Accounts payable – related party	—	(8,819)
Net cash used in operating activities	(1,464,023)	(1,063,672)

INVESTING ACTIVITIES
Proceeds from sale of investment	—	200,000
Net cash provided by investing activities	—	200,000

FINANCING ACTIVITIES
Payments to secured lender	(350,000)	(1,000,000)
Payment of related party note	—	(3,200)
Proceeds from sale of common stock	2,275,200	3,949,117
Net cash provided by financing activities	1,925,200	2,945,917

Net increase in cash	461,177	2,082,245
Cash and cash equivalents, beginning of the period	569,441	473,925
Cash and cash equivalents, end of the period	$1,030,618	$2,556,170

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$25,374	$516

Supplemental Non-Cash Investing and Financing Information:
Common stock issued to pay promissory notes	$—	$266,272
Common stock issued to purchase 10% interest in Caesar Media Group Inc.	$183,188	$—
Common stock issued to pay related party payable	$—	$113,714

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1– Basis of Presentation

The accompanying unaudited condensed financial statements of Netcapital Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2023, are not necessarily indicative of the results that may be expected for the fiscal year ended April 30, 2024. For further information, refer to the audited financial statements and footnotes thereto in our Annual Report on Form 10-K for the year ended April 30, 2023.

There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the fiscal year ended April 30, 2023.

The Company accounts for allowance for credit losses under the current expected credit loss (“CECL”) impairment model for its financial assets, including accounts receivable, and presents the net amount of the financial instrument expected to be collected. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, which considers forecasts of future economic conditions in addition to information about past events and current conditions. Based on this model, the Company estimates the amount of uncollectible accounts receivable at the end of each reporting period based on the aging of the receivable balance, current and historical customer trends, communications with its customers, and macro-economic conditions. Amounts are written off after considerable collection efforts have been made and the amounts are determined to be uncollectible.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 2 – Concentrations

For the three-month period ended July 31, 2023, the Company had one customer that constituted 37% of revenues and a second customer that constituted 37% of revenues. For the three-month period ended July 31, 2022, the Company had one customer that constituted 52% of its revenues and a second customer that constituted 24% of its revenues.

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

Remaining Performance Obligations

The Company's subscription terms are typically less than one year. All of the Company’s revenues in the three-month periods ended July 31, 2023 and 2022, which amounted to $1,519,809 and $1,340,573, respectively, are considered contract revenues. Contract revenue as of July 31, 2023 and April 30, 2023, which has not yet been recognized, amounted to $600 and $661, respectively, and is recorded on the balance sheet as deferred revenue. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Disaggregation of Revenue

Revenue is from U.S.-based companies with no notable geographical concentrations in any area. A distinction exists in revenue source; revenues are either generated online or from consulting services.

Revenues disaggregated by revenue source consist of the following:

	Three Months Ended July 31, 2023	Three Months Ended July 31, 2022
Consulting services	$1,143,700	$1,161,830
Fees from online services	376,109	178,743
Total revenues	$1,519,809	$1,340,573

Note 4 – Earnings Per Common Share

Net income (loss) per common and diluted share were calculated as follows for the three-month periods ended July 31, 2023 and 2022:

	Three Months Ended July 31, 2023	Three Months Ended July 31, 2022
Net income (loss) attributable to common stockholders – basic	$(491,655)	$64,477
Adjustments to net income (loss)	—	—
Net income (loss) attributable to common stockholders – diluted	$(491,655)	$64,477

Weighted average common shares outstanding - basic	7,471,207	3,168,547
Effect of dilutive securities	250	2,850
Weighted average common shares outstanding – diluted	7,471,457	3,171,397

Earnings (loss) per common share - basic	$(.07)	$0.02
Earnings (loss) per common share - diluted	$(.07)	$0.02

For the three-month period ended July 31, 2023, outstanding vested warrants and stock option grants to purchase 1,541,682 and 344,458 shares of common stock, respectively, and 250 shares of common stock that are issuable pursuant to a stock subscription agreement are not included in the calculation of earnings per share because their effect is anti-dilutive. For the three-month period ended July 31, 2022, 2,850 shares of common stock that are issuable pursuant to stock subscription agreements are included in the calculation of diluted earnings per share. Outstanding warrants to purchase 1,409,732 shares of common stock are not included in the calculation of earnings per share for the three-month period ended July 31, 2022 because their effect is anti-dilutive. Outstanding options to purchase 271,000 shares of common stock are not included in the calculation of earnings per share for the three-month period ended July 31, 2022 because their effect is anti-dilutive.

Note 5 – Principal Financing Arrangements

The following table summarizes components debt as of July 31, 2023 and April 30, 2023:

	July 31, 2023	April 30, 2023	Interest Rate

Secured lender	$—	$350,000	12.0%
Notes payable – related parties	15,000	15,000	0.0%
U.S. SBA loan	500,000	500,000	3.75%
U.S. SBA loan	1,885,800	1,885,800	1.0%
Loan payable – bank	34,324	34,324	10.0%
Total Debt	2,435,124	2,785,124
Less: current portion of long-term debt	1,935,124	2,285,124
Total long-term debt	$500,000	$500,000

As of July 31, 2023 and April 30, 2023, the Company owed its principal lender (“Lender”) $0 and $350,000, respectively, under an amended loan and security agreement dated July 26, 2014, amended several times thereafter and paid in full in May 2023.

As of July 31, 2023 and April 30, 2023, the Company’s related-party unsecured notes payable totaled $15,000.

The Company owes $34,324 as of July 31, 2023 and April 30, 2023 to Chase Bank. For the loan from Chase Bank, the Company pays interest only on a monthly basis, which is calculated at a rate of 10.0% per annum as of July 31, 2023.

On May 6, 2020, the Company borrowed $1,885,800 (the “May Loan”), on June 17, 2020 the Company borrowed $500,000 (the “June Loan”), and on February 2, 2021, the Company borrowed $1,885,800 (the “February Loan”) from a U.S. Small Business Administration (“SBA”) loan program.

The May loan bore interest at a rate of 1% per annum and was forgiven in its entirety in fiscal 2022.

The June Loan required installment payments of $2,437 monthly, beginning on June 17, 2021, over a term of thirty years. However, the SBA postponed the first installment payment for 18 months, and the first payment became due on December 17, 2022. The monthly payments of $2,437 are first applied to accrued interest payable. The monthly payments will not be applied to any of the outstanding principal balance until 2026. Consequently, the entire loan balance of $500,000 is classified as a long term liability. Interest accrues at a rate of 3.75% per annum. The Company agreed to grant a continuing security interest in its assets to secure payment and performance of all debts, liabilities, and obligations to the SBA. The June Loan was personally guaranteed by the Company’s Chief Financial Officer.

The February loan bears interest at a rate of 1% per annum and the due date of the first payment has been postponed by the SBA because the Company has applied for forgiveness of the February Loan.

Note 6 – Income Taxes

As of July 31, 2023, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $267,000, expiring in the years of 2024 through 2042.

For the three-month periods ended July 31, 2023 and 2022, the Company recorded an income tax benefit of $299,000 and $297,000, respectively.

As of July 31, 2023 and April 30, 2023, the Company had deferred tax assets calculated at an expected federal rate of 21%, and a state and local rate of 8%, when applicable, or approximately $585,000 and $460,000, respectively. As a result of unrealized book gains on equity securities, the Company also has a deferred tax liability of $1,532,000 and $1,657,000 as of July 31, 2023 and April 30, 2023, respectively. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of July 31, 2023 and April 30, 2023 were as follows:

	July 31, 2023	April 30, 2023

Deferred tax assets, net:
Net operating loss carryforwards	$77,000	$—
Bad debt allowance	28,000	27,000
Stock-based compensation	480,000	433,000
Deferred tax assets	585,000	460,000

Deferred tax liability
Unrealized gain	2,117,000	2,117,000

Net deferred tax liability	$(1,532,000)	$(1,657,000)

Note 7 – Related Party Transactions

The Company’s largest shareholder, Netcapital Systems LLC (“Systems”), owns 1,711,261 shares of common stock, or 18% of the Company’s 9,434,132 outstanding shares as of July 31, 2023. The company paid Systems $0 and $150,000 in the three-month periods ended July 31, 2023 and 2022, respectively, for use of the software that runs the website www.netcapital.com.

The Chief Executive Officer of Netcapital Advisors Inc., (“Advisors”), our wholly owned subsidiary, is a member of the board of directors of KingsCrowd Inc. The Company sold 606,060 shares of KingsCrowd in June 2022 for proceeds of $200,000 and recorded a realized loss on the sale of the investment of $406,060 during the three months ended July 31, 2022. As of July 31, 2023 and April 30, 2023, the Company owned 3,209,685 shares of KingsCrowd Inc., valued at $3,209,685.

The Chief Executive Officer of Advisors is a member of the board of directors of Deuce Drone LLC. As of July 31, 2023 and April 30, 2022, the Company owns 2,350,000 membership interest units of Deuce Drone LLC., valued at $2,350,000. The Company has notes receivable aggregating $152,000 from Deuce Drone LLC as of July 31, 2023 and April 30, 2023.

Compensation to officers in the three-month periods ended July 31, 2023 and 2022 consisted of stock-based compensation valued at $93,532 and $3,664, respectively, and cash salary of $244,317 and $90,000 respectively.

During the three months ended July 31, 2022, we paid $12,019 to a related party to retire a note payable of $3,200 and expenses payable of $8,819.

Compensation to a related party consultant in the three-month periods ended July 31, 2023 and 2022 consisted of cash wages of $16,163 and $16,154, respectively. This consultant is also the controlling shareholder of Zelgor Inc. and $16,500 and $11,000 of the Company’s revenues in the three-month periods ended July 31, 2023 and 2022, respectively, were from Zelgor Inc. As of July 31, 2023 and April 30, 2023, the Company owned 1,400,000 shares which are valued at $1,400,000.

As of July 31, 2023 and April 30, 2023, the Company has invested $240,080 in an affiliate, 6A Aviation Alaska Consortium, Inc., in conjunction with a land lease in an airport in Alaska. Our Chief Executive Officer is also the Chief Executive Officer of 6A Aviation Alaska Consortium, Inc.

We owe Steven Geary, a director, $31,680 as of July 31, 2023 and April 30, 2023. This obligation is not interest bearing. $16,680 is recorded as a related party trade accounts payable and $15,000 as a related party note payable. We have no signed agreements for the indebtedness to Mr. Geary.

Coreen Kraysler, our Chief Financial Officer, has personally guaranteed a $500,000 promissory note from the U.S. Small Business Administration. The note bears interest at an annual rate of 3.75%, has a 30-year term, and monthly payments of $2,437 began on December 17, 2022.

Note 8 – Stockholders’ Equity

The Company is authorized to issue 900,000,000 shares of its common stock, par value $0.001. 9,434,132 and 6,440,527 shares were outstanding as of July 31, 2023 and April 30, 2023, respectively.

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

During the year ended April 30, 2023, in addition to the public offerings, the Company issued 75,000 shares of common stock, valued at $732,751, in conjunction with the purchase of a 10% equity stake in Caesar Media Group, Inc., 300,000 shares of common stock, valued at $435,000 to purchase the website and intellectual property of a real-time video conferencing website, 2,600 shares of common stock in conjunction with a stock subscription agreement with accredited investors, valued at $23,400, and 6,250 shares of common stock in conjunction with an acquisition agreement that requires shares to be issued by the Company. As a result of this issuance, the value of the balance sheet account for shares to be issued decreased by $61,063, from $244,250 to $183,187, as of July 31, 2023 and April 30, 2023.

On January 5, 2023, the Company announced the formation of the Netcapital Inc. 2023 Omnibus Equity Incentive Plan (the “Plan”), which was subsequently approved by a vote of the shareholders. In January 2023, the Company granted stock options to four individuals to purchase an aggregate of 1,600,000 of the Company’s common stock at a price of $1.43 per share and on April 25, 2023 also granted 350,000 stock options under the Plan to employees, consultants, and directors at an exercise price of $1.40 per share. All stock options in the Plan vest monthly on a straight-line basis over a 4-year period and expire in 10 years.

In May 2023, the Company issued 100,000 shares of its common stock, valued at $144,000, in conjunction with a consulting agreement with a business advisor.

On May 23, 2023, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to issue and sell to such investors, in a registered direct offering (the “Offering”), 1,100,000 shares of the Company’s common stock, par value $0.001 per share, at a price of $1.55 per Share, for aggregate gross proceeds of $1,705,000, before deducting the placement agent’s fees and other offering expenses payable by the Company. The Offering closed on May 25, 2023.

Also in connection with the Offering, on May 23, 2023, the Company entered into a placement agency agreement with ThinkEquity LLC, pursuant to which, the Company issued warrants to purchase up to 55,000 shares of common stock at an exercise price of $1.94, which were issued on May 25, 2023.

In July 2023, the Company issued 49,855 shares of its common stock in consideration of a release from an unrelated third party in conjunction with the settlement of an outstanding debt between such third party and Netcapital Systems LLC.

On July 24, 2023 the Company completed an underwritten public offering of 1,725,000 shares of the Company’s common stock, at a price to the public of $0.70 per share for aggregate gross proceeds of $1,207,500, before deducting underwriting discounts and offering expenses payable by the Company. In conjunction with this offering, the Company issued the underwriter, and its designees, warrants to purchase 86,250 shares of the Company’s common stock at an exercise price of $0.875.

On July 31, 2023, the Company issued 18,750 shares of its common stock in conjunction with the purchase of a 10% interest in Caesar Media Group Inc. The Company did not receive any proceeds for the issuance of these shares.

The following tables summarize information about warrants outstanding as of July 31, 2023 and April 30, 2023:

	Warrants Outstanding			Warrants Exercisable
Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Outstanding	Price

As of July 31, 2023
$0.875 - $5.19	1,682,932	4.06	$4.72	1,541,682	$4.96

As of July 31, 2022
$1.75 - $5.19	1,541,682	4.25	$5.03	1,469,982	$5.19

	Number of Shares	Exercise Price Per Share	Average Exercise Price
Outstanding May 1, 2022	—	—	$—

Issued during year ended April 30, 2023	1,541,682	$1.75-$5.19	$5.03

Exercised/canceled during year ended April 30, 2023	—	—	$—

Outstanding April 30, 2023	1,541,682	$1.75-$5.19	$5.53

Issued during quarter ended July 31, 2023	141,250	$0.875 -$1.94	$$1.29

Exercised/canceled during quarter ended July 31, 2023	—	—	$—

Warrants outstanding July 31, 2023	1,682,932	$$0.875-$5.19	$4.72

Warrants exercisable, July 31, 2023	1,541,682	$1.75-$5.19	$4.96

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

 Note 10 – Stock-Based Compensation Plans

In addition to cash payments, the Company enters agreements to issue common stock as payment for services and records the applicable non-cash expense in accordance with the authoritative guidance of the Financial Accounting Standards Board.

For the three months ended July 31, 2023 and 2022, the Company recorded $483,351 and $32,953, respectively, in stock-based compensation expense. As of July 31, 2023 and April 30, 2023, there was $411,178 and $552,329 of prepaid stock-based compensation expense. The prepaid balance is the result of the issuance of 350,000 shares of common stock to a third-party business consultant.

The table below presents the components of compensation expense for the issuance of shares of common stock and stock options to employees and consultants for the three-month periods ended July 31, 2023 and 2022.

	Three Months Ended July 31, 2023	Three Months Ended July 31, 2022
Chief Executive Officer	$62,494	$—
Chief Financial Officer	14,915	2,443
Chief Executive Officer of subsidiary	1,208	1,221
Founder	14,915	—
Third-party contractor	58,829	—
Business consultant	141,151	—
Business consultant	144,000	—
Employee and consultant options	45,839	29,289
Total stock-based compensation expense	$483,351	$32,953

The following tables summarize information about stock options outstanding as of July 31, 2023 and April 30, 2023:

	Options Outstanding			Options Exercisable
Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Outstanding	Price

As of July 31, 2023
$1.40 - $10.50	2,202,000	9.35	$2.46	344,458	$3.78

As of April 30, 2023
$1.40 - $10.50	2,202,000	9.63	$2.46	294,333	$3.69

	Number of Shares	Exercise Price Per Share	Average Exercise Price
Outstanding May 1, 2022	271,000	$10.50	$10.50

Issued during year ended April 30, 2023	1,950,000	$1.40- $1.43	$1.42

Exercised/canceled during year ended April 30, 2023	(19,000)	$10.50	$10.50

Outstanding April 30, 2023	2,202,000	$1.40 - $10.50	$2.46

Issued during quarter ended July 31, 2023	—	—	$—

Exercised/canceled during quarter ended July 31, 2023	—	—	$—

Options outstanding July 31, 2023	2,202,000	$1.40- 10.50	$2.46

Options exercisable, July 31, 2023	344,458	$1.40- 10.50	$3.78

Note 11 – Deposits and Commitments

We utilize a virtual office at 1 Lincoln Street in Boston, Massachusetts. We pay a membership fee of approximately $5,700 a month, which increases to approximately $6,100 a month in October 2023, under a virtual office agreement that expires in March 2025 and includes a deposit of $6,300.

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

The following table sets forth the major categories of the intangible assets as of July 31, 2023 and April 30, 2023

	July 31, 2023	April 30, 2023

Acquired users	$14,288,695	$14,288,695
Acquired brand	583,429	583,429
Acquired intellectual property and website	435,000	435,000
Professional practice	556,830	556,830
Literary works and contracts	107,750	107,750
Total intangible assets	$15,971,704	$15,971,704

As of July 31, 2023, the weighted average remaining useful life for technology, trade names, professional practice, literary works and domains is 14.09 years. Accumulated amortization amounted to $124,738 as of July 31, 2023, resulting in net intangible assets of $15,846,966.

Note 13 – Investments

In May 2023, the Company received 2,853,659 units of RealWorld LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.41 per unit based on a sales price of $0.41 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,170,000. As of July 31, 2023, the Company owned 2,853,659 units which are valued at $1,170,000.

In April 2023, the Company received 2,853,659 units of HeadFarm LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.41 per unit based on a sales price of $0.41 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,170,000. As of July 31, 2023 and April 30, 2023, the Company owned 2,853,659 units which are valued at $1,170,000.

In April 2023, the Company received 2,853,659 units of CupCrew LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.41 per unit based on a sales price of $0.41 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,170,000. As of July 31, 2023 and April 30, 2023, the Company owned 2,853,659 units which are valued at $1,170,000.

In April 2023, the Company received 2,853,659 units of CountSharp LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.41 per unit based on a sales price of $0.41 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,170,000. As of July 31, 2023 and April 30, 2023, the Company owned 2,853,659 units which are valued at $1,170,000.

In January 2023, the Company received 2,100,000 units of Dark LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $1.00 per unit based on a sales price of $1.00 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $2,100,000. As of July 31, 2023 and April 30, 2023, the Company owned 2,100,000 units which are valued at $2,100,000.

In August 2022, the Company received 1,911,765 units of NetWire LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.68 per unit based on a sales price of $0.68 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,300,000. As of July 31, 2023 and April 30, 2023, the Company owned 1,911,765 units which are valued at $1,300,000.

In May 2022, the Company received 1,764,706 units of Reper LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.68 per unit based on a sales price of $0.68 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,200,000. As of July 31, 2023 and April 30, 2023, the Company owned 1,764,706 units which are valued at $1,200,000.

In April 2022, the Company received 3,000,000 units of Cust Corp. as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.40 per unit based on a sales price of $0.40 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,200,000. As of July 31, 2023 and April 30, 2023, the Company owned 3,000,000 units which are valued at $1,200,000.

In January 2022, the Company received 1,700,000 units of ScanHash LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.25 per unit based on a sales price of $0.25 per unit on an online funding portal. The receipt of the units satisfied $425,000 of an accounts receivable balance. As of July 31, 2023 and April 30, 2023, the Company owned 1,700,000 units which are valued at $425,000.

In January 2022, the Company received 2,850,000 units of Hiveskill LLC as payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.25 per unit based on a sales price of $0.25 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $712,500. As of July 31, 2023 and April 30, 2023, the Company owned 2,850,000 units which are valued at $712,500.

In fiscal 2022, the Company purchased a 10% interest, or 400 shares of common stock, in Caesar Media Group Inc. (“Caesar”) for an initial purchase price of 50,000 shares of the Company’s common stock, valued at $500,000. Caesar is a marketing and technology solutions provider. The purchase agreement includes additional contractual requirements for the Company and Caesar, including the issuance of an additional 150,000 shares of common stock of the Company over a two-year period. The Company issued 37,500 shares of its common stock in April 2022, 25,000 shares of its common stock in September 2022, 12,500 shares of its common stock in October 2022, 18,750 shares of its common stock in January 2023, 18,750 shares of its common stock in April 2023, and 18,750 shares of its common stock in July 2023, as part of its contractual payment obligations. As of July 31, 2023 and April 30, 2023, there have been no observable price changes in the value of Caesar’s common stock and the Company has valued its ownership in Caesar at cost, which amounted to $1,815,939 and $1,632,751 as of July 31, 2023 and April 30, 2023, respectively.

In August 2020 the Company entered a consulting agreement with C-Reveal Therapeutics LLC (“CRT”). for a $120,000 fee over a 12-month period. $50,000 of the fee was payable in CRT units. As of July 31, 2023 and April 30, 2023, the Company owned 5,000 units, at a value of $50,000.

In May 2020, the Company entered a consulting contract with MustWatch LLC (“MW”), which allowed the Company to receive 110,000 membership interest units of MW in return for services rendered in conjunction with a crowdfunding offering. The Company earned 97,500 membership interest units in the quarter ended July 31, 2020, valued at $2.14 per unit, or $235,400. As of April 30, 2023, the MW units are valued at $4 per unit based on a sales price of $4 per unit on an online funding portal. As of July 31, 2023 and April 30, 2023, the Company owned 110,000 MW units, which are valued at $440,000.

In May 2020, the Company entered into a consulting contract with ChipBrain LLC (“Chip”), which allowed the Company to receive 710,200 membership interest units of Chip in return for services rendered in conjunction with a crowdfunding offering. The Chip units are valued at $4.74 per unit, based on a sales price of $4.74 per unit on an online funding portal. As of July 31, 2023 and April 30, 2023, the units owned by the Company are valued at $3,366,348.

In May 2020, the Company entered a consulting contract with a related party, Zelgor Inc. (“Zelgor”), which allowed the Company to receive 1,400,000 shares of common stock of Zelgor in return for services rendered in conjunction with a crowdfunding offering. The Zelgor shares are valued at $1.00 per share based on a sales price of $1.00 per share on an online funding portal. As of July 31, 2023 and April 30, 2023, the Company owned 1,400,000 shares which are valued at $1,400,000.

On January 2, 2020, the Company entered a consulting contract with Deuce Drone LLC (“Drone”), which allowed the Company to receive up to 2,350,000 membership interest units of Drone in return for consulting services. The Drone units are valued at $1.00 per share based on a sales price of $1.00 per share on an online funding portal. As of July 31, 2023 and April 30, 2023, the units owned by the Company are valued at $2,350,000.

In August 2019, the Company entered a consulting contract with KingsCrowd LLC (“KingsCrowd”), which allowed the Company to receive 300,000 membership interest units of KingsCrowd in return for services rendered in conjunction with a crowdfunding offering. The KingsCrowd units were valued at $1.80 per unit based on a sales price of $1.80 per unit when the units were earned, or $540,000. In December 2020, KingsCrowd converted from a limited liability company to a corporation to facilitate raising capital under Regulation A. KingsCrowd filed a Form 1-A Offering Statement under the Securities Act of 1933 and sold shares at $1.00 per share. In connection with the conversion to a corporation, each membership interest unit converted into 12.71915 shares of common stock, and the Company recorded an unrealized gain of $3,275,745 for the year ended April 30, 2022. The Company sold 606,060 shares of KingsCrowd in June 2022 for proceeds of $200,000 and recorded a realized loss on the sale of the investment of $406,060. KingsCrowd filed a post qualification offering circular amendment on July 21, 2022 and continued to sell shares of stock to the public for $1.00 per share. As of July 31, 2023 and April 30, 2023, the Company owned 3,209,685 shares of KingsCrowd, valued at $3,209,685, respectively.

During fiscal 2019, the Company entered into a consulting contract with Netcapital Systems LLC, a related party, and earned membership interest units. As of July 31, 2023 and April 30, 2023, the Company owned 528 units, at a value of $48,128.

In July 2020 the Company entered into a consulting agreement with Vymedic, Inc. for a $40,000 fee over a 5-month period. Half the fee was payable in stock and half was payable in cash. As of July 31, 2023 and April 30, 2023 the Company owned 4,000 units, at a value of $11,032.

The following table summarizes the components of investments as of July 31, 2023 and April 30, 2023:

	July 31, 2023	April 30, 2023

Netcapital Systems LLC	$48,128	$48,128
MustWatch LLC	440,000	440,000
Zelgor Inc.	1,400,000	1,400,000
ChipBrain LLC	3,366,348	3,366,348
Vymedic Inc.	11,032	11,032
C-Reveal Therapeutics LLC	50,000	50,000
Deuce Drone LLC	2,350,000	2,350,000
Hiveskill LLC	712,500	712,500
ScanHash LLC	425,000	425,000
Caesar Media Group Inc.	1,815,939	1,632,751
Cust Corp.	1,200,000	1,200,000
Kingscrowd Inc.	3,209,685	3,209,685
Reper LLC	1,200,000	1,200,000
Dark LLC	2,100,000	2,100,000
Netwire LLC	1,300,000	1,300,000
CountSharp LLC	1,170,000	1,170,000
CupCrew LLC	1,170,000	1,170,000
HeadFarm LLC	1,170,000	1,170,000
RealWorld LLC	1,170,000	—
Total	$24,308,632	$22,955,444

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

Overview

Netcapital Inc. is a fintech company with a scalable technology platform that allows private companies to raise capital online from accredited and non-accredited investors. We give investors the opportunity to access investments in private companies. We believe our model is disruptive to traditional private equity investing and is based on Title III, Reg CF of the JOBS Act. In addition, we have recently expanded our model to include Regulation A (“Reg A”) offerings. We generate fees from listing private companies on our funding portal located at www.netcapital.com. We also generate fees from advising companies with respect to their Reg A offerings posted on www.netcapital.com. Our consulting group, Netcapital Advisors, Inc. (Netcapital Advisors), which is a wholly-owned subsidiary, provides marketing and strategic advice in exchange for equity positions and cash fees. Neither Netcapital Advisors, nor any Netcapital entity, is a broker- dealer, nor do any of such entities operate as a broker-dealer with respect to any Reg A offering listed on the www.netcapital.com website. The Netcapital funding portal is registered with the SEC, is a member of the Financial Industry Regulatory Authority, or FINRA, a registered national securities association, and provides investors with opportunities to invest in private companies.

We provide private company investment access to accredited retail and non-accredited retail investors through our online portal (www.netcapital.com), which is operated by our wholly-owned subsidiary Netcapital Funding Portal, Inc. The Netcapital funding portal charges a $5,000 engagement fee and a 4.9% success fee for capital raised at closing. In addition, the portal generates fees for other ancillary services, such as rolling closes. Netcapital Advisors generates fees and equity stakes from consulting in select portfolio and non-portfolio clients. With respect to its services for Reg A offerings, Netcapital Advisors charges a monthly flat fee for each month the offering is listed on the netcapital.com website as well as a nominal administrative flat fee for each investor that is processed to cover out-of-pocket costs.

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

The company's consulting group, Netcapital Advisors helps companies at all stages to raise capital. Netcapital Advisors provides strategic advice, technology consulting and digital marketing services to assist with fundraising campaigns on the Netcapital platform. The company also acts as an incubator and accelerator, taking equity stakes in select disruptive start-ups. In the instances where we take equity stakes in a company, such interests are of the same class of securities that are offered on the Netcapital platform.

Netcapital Advisors’ services include:

● incubation of technology start-ups;

● investor introductions;

● digital marketing;

● website design, software and software development;

● message crafting, including pitch decks, offering pages, and ad creation;

● strategic advice; and

● technology consulting.

 Our valuation group, MSG Development Corp., which is also a wholly-owned subsidiary, prepares valuations.

The valuation services include:

● business valuations;

● fairness and solvency opinions;

● ESOP feasibility and valuation;

● non-cash charitable contributions;

● economic analysis of damages;

● intellectual property appraisals; and

● compensation studies.

Recent Developments

On May 23, 2023, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we agreed to issue and sell to such investors, in a registered direct offering (the “Offering”), 1,100,000 shares (the “Shares”) of our common stock at a price of $1.55 per Share, for aggregate gross proceeds of $1,705,000, before deducting the placement agent's fees and other offering expenses payable by the Company. The Offering closed on May 25, 2023 and we received aggregate net proceeds of $1,468,700. In conjunction with this offering, we issued the placement agent and its designees warrants to purchase 55,000 shares of our common stock at an exercise price of $1.94.

Repayment of Secured Debt

On May 25, 2023, we paid $367,167 to our secured lender, Vaxstar LLC, to pay off the remaining $350,000 principal balance and $17,167 in interest, using a portion of the net proceeds of the Offering. Following repayment to Vaxstar LLC the facility was closed and all related agreements were terminated in accordance with their terms.

Recent Common Stock Issuances.

In April and May 2023, we issued an aggregate of 450,000 shares of common stock to consultants in consideration of services rendered. In addition, in July 2023, we issued 49,855 shares of common stock to an unrelated third party, in consideration of a release from such third party related to settlement of an outstanding debt between such third-party and Netcapital Systems LLC. In July 2023, we issued 18,750 shares of our common stock in connection with our acquisition of a 10% interest in Caesar’s Media Group, Inc. We did not receive any proceeds from these issuances. Such shares were issued as restricted securities and were issued pursuant to the exemption provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

July 2023 Public Offering

On July 24, 2023 we completed an underwritten public offering of 1,725,000 shares of our common stock, at a price to the public of $0.70 per share for aggregate gross proceeds of $1,207,500, before deducting underwriting discounts and offering expenses payable by us. In conjunction with this offering, we issued the underwriter and its designees warrants to purchase 86,250 shares of our common stock at an exercise price of $0.875.

Notice from Nasdaq on Failure to Satisfy a Continued Listing Rule

On September 1, 2023, we were notified (the “Notification Letter”) by The Nasdaq Stock Market, LLC (“Nasdaq”) that we are not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of our common stock between July 20, 2023 and August 31, 2023, we no longer meet the minimum bid price requirement. The Notification Letter has no immediate effect on the listing or trading of our common stock on The Nasdaq Capital Market and, at this time, the common stock will continue to trade on The Nasdaq Capital Market under the symbol “NCPL.”

The Notification Letter provides that we have 180 calendar days, or until February 28, 2024, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of our common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If we do not regain compliance by February 28, 2024, an additional 180 days may be granted to regain compliance, so long as we meet The Nasdaq Capital Market continued listing requirement for market value of publicly-held shares and all other initial listing standards for The Nasdaq Capital Market, other than the minimum closing bid price requirement and notifies Nasdaq in writing of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If we do not qualify for the second compliance period or fails to regain compliance during the second 180-day period, then Nasdaq will notify us of its determination to delist our common stock, at which point the Company will have an opportunity to appeal the delisting determination to a Hearings Panel.

We intend to monitor the closing bid price of its common stock and may, if appropriate, consider implementing available options, including, but not limited to, implementing a reverse stock split of its outstanding securities, to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules.

Results of Operations

Comparison of the Three Months Ended July 31, 2023 and 2022

Our revenues for the three months ended July 31, 2023, increased by $179,236, or 13%, to $1,519,809, as compared to $1,340,573 during the three months ended July 31, 2022.  The increase in revenues was primarily attributed to an increase of 335% in the portal fees that we earn from issuers that sell equity securities on our funding portal, which amounted to $221,856 during the three months ended July 31, 2023, as compared to $51,000 during the three months ended July 31, 2022. Additionally, funding portal revenue from new issuers signing engagement letters increased by $26,500, or 21%, to $154,000 for the three months ended July 31, 2023 as compared to $127,500 for the three months ended July 31, 2022. The components of revenue were as follows:

	July 31, 2023	July 31, 2022
Consulting services for equity securities	$1,110,000	$1,025,000
Consulting revenue	33,700	136,830
Portal fees	221,856	51,000
Listing fees	154,000	127,500
Other revenue	253	243
Total	$1,519,809	$1,340,573

Costs of revenues decreased by $3,010, or 14%, to $18,053 for the three months ended July 31, 2023 from $21,063 during the three months ended July 31, 2022.  The decrease was primarily attributed to a decrease in cost of sales for our valuation services during the three months ended July 31, 2023.

Payroll and payroll related expenses increased by $267,102, or 35%, to $1,037,042 for the three months ended July 31, 2023, as compared to $769,940 during the three months ended July 31, 2022. The increase was attributed to new hires and salary increases.

Marketing expense increased by $234,108, or 3,009%, to $241,888 for the three months ended July 31, 2023, as compared to $7,780 during the three months ended July 31, 2022. The increase was to bring awareness to the funding portal operations and the Company to attract new issuers and investors.

Rent expense increased by $2,398, or 14%, to $19,610 for the three months ended July 31, 2023, as compared to $17,212 during the three months ended July 31, 2022. The increase was attributed to additional expenses for renting the virtual office space in the corporate headquarters in Boston.

General and administrative expenses increased by $395,997, or 101%, to $788,294 for the three months ended July 31, 2023, from $392,297 during the three months ended July 31, 2022.  The increase was primarily attributed to professional fees, including stock-based compensation.

Consulting expense increased by $38,331, or 31%, to $163,942 for the three months ended July 31, 2023 from $125,611 during the three months ended July 31, 2022. The increase was primarily attributed to increased payments of software engineers.

Interest expense decreased by $23,008, or 63%, to $13,304 for the three months ended July 31, 2023, as compared to $36,312 during the three months ended July 31, 2022.  The decrease in interest expense was primarily attributed to lower debt amounts that resulted from paying off a secured term loan.

Liquidity and Capital Resources

At July 31, 2023, we had cash and cash equivalents of $1,030,618 and negative working capital of $1,638,594 as compared to cash and cash equivalents of $569,441 and negative working capital of $2,622,670 at April 30, 2023.

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

Year over Year Changes

Net cash used in operating activities amounted to $1,464,023 and $1,063,672 for the three months ended July 31, 2023 and 2022, respectively.  The principal uses of cash from operating activities in the three months ended July 31, 2023 were a net loss of $491,655 and the receipt of equity securities in lieu of cash amounting to $1,170,000. These uses of cash were partially offset by a non-cash item, stock-based compensation of $483,351. The principal sources of cash from operating activities for the three months ended July 31, 2022 was net income of $64,477, a realized loss on investments of $406,060 and stock-based compensation of $32,953. However, these sources of cash were offset by the receipt of equity securities in lieu of cash of $1,200,000, changes in deferred taxes of $297,000 and a decrease in accounts payable and accrued expenses of $135,388.

There were no investing activities during the three months ended July 31, 2023. Net cash provided by investing activities amounted to $200,000 in the three months ended July 31, 2022. The cash provided consisted of proceeds from the sale of 606,060 shares of an investment in KingsCrowd Inc.

For the three months ended July 31, 2023, cash provided by financing activities amounted to $1,925,200, which consisted of proceeds of $2,275,200 for the sale of common stock, offset by a $350,000 payment to retire debt from a secured lender. For the three months ended July 31, 2022, cash provided from financing activities amounted to $2,945,917, which included proceeds from the sale of common stock of $3,949,117, a payment of $3,200 for a related party note, and payment of $1,000,000 to a secured lender.

In the three months ended July 31, 2023 and 2022, there were no expenditures for capital assets.  We do not anticipate any capital expenditures in fiscal 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures.

The Company’s management, with the participation of the Principal Executive Officer (the “PEO”) and Principal Financial Officer (the “PFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of July 31, 2022. Based on that evaluation, the PEO and the PFO concluded that, as of July 31, 2023, such controls and procedures were effective.

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

Under the supervision and with the participation of management, including the PEO and the PFO, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of July 31, 2023, based on the criteria established in a report entitled “2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of July 31, 2023.

The Company’s annual report on Form 10-K for the year ended April 30, 2023 does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to the rules of the SEC.  The Company will continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended July 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended April 30, 2023 as filed with the SEC on July 27, 2023 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report, except as discussed below. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Our ability to have our securities traded on the Nasdaq Capital Market is subject to us meeting applicable listing criteria.

We are currently listed on the Nasdaq Stock Market, LLC (“Nasdaq”), a national securities exchange. The Nasdaq requires companies desiring to list their common stock to meet certain listing criteria including total number of shareholders: minimum stock price, total value of public float, and in some cases total shareholders’ equity and market capitalization. Our failure to meet such applicable listing criteria could prevent us from listing our common stock on the Nasdaq. In the event we are unable to have our shares traded on Nasdaq, our common stock could potentially trade on the OTCQX or the OTCQB, each of which is generally considered less liquid and more volatile than the Nasdaq. Our failure to have our shares traded on the Nasdaq could make it more difficult for you to trade our shares, could prevent our common stock trading on a frequent and liquid basis and could result in the value of our common stock being less than it would be if we were able to list our shares on the Nasdaq.

On September 1, 2023, we received written notice from Nasdaq that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810, we have a period of 180-calendar days, or until February 8, 2024, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least 10 consecutive business days during this 180-calendar day period. In the event we do not regain compliance by February 8, 2024, we may be eligible for an additional 180-calendar day grace period so long as we meet The Nasdaq Capital Market continued listing requirement for market value of publicly-held shares and all other initial listing standards for The Nasdaq Capital Market, other than the minimum closing bid price requirement and notifies Nasdaq in writing of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If we do not qualify for or fail to regain compliance during the second compliance period, then Nasdaq will notify us of its determination to delist our common stock, at which point we would have an option to appeal the delisting determination to a Nasdaq hearings panel. We intend to actively monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to regain compliance with the minimum bid price under the Nasdaq Listing Rules.

If we are unable to regain compliance with the Nasdaq minimum bid price requirement and Nasdaq delists our common stock and we are unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our shareholders:

●	the liquidity of our common stock;

●	the market price of our common stock;

●	our ability to obtain financing for the continuation of our operations;

●	the number of institutional and general investors that will consider investing in our common stock;

●	the number of investors in general that will consider investing in our common stock;

●	the number of market makers in our common stock;

●	the availability of information concerning the trading prices and volume of our common stock; and

●	the number of broker-dealers willing to execute trades in shares of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 31, 2023, the Company issued 18,750 shares of its common stock in conjunction with the purchase of a 10% interest in Caesar Media Group Inc. The Company did not receive any proceeds for the issuance of these shares. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Date: September 14, 2023	NETCAPITAL INC.

By: /s/ Martin Kay
Martin Kay
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By: /s/ Coreen Kraysler
Coreen Kraysler Chief Financial Officer
(Principal Financial and Accounting Officer)