Form 10-Q
period 2023-10-31
Netcapital Inc.
filed 2023-12-14
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2023

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

As of December 14, 2023 the registrant had 9,459,132 shares of its common stock, par value $0.001 per share, issued and outstanding.

TABLE OF CONTENTS

Page
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.	5
Condensed Consolidated Balance Sheets as of October 31, 2023 (unaudited) and April 30, 2023	5
Condensed Consolidated Statements of Operations for the three and six months ended October 31, 2023 and 2022 (unaudited)	6
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended October 31, 2023 and the year ended April 30, 2023 (unaudited)	7
Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2023 and 2022 (unaudited)	8
Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	23

Item 3. Quantitative and Qualitative disclosures about Market Risk.	29

Item 4. Controls and Procedures.	29

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.	30

Item1A. Risk Factors.	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	31

Item 3. Defaults Upon Senior Securities.	31

Item 4. Mine Safety Disclosures.	32

Item 5. Other Information.	32

Item 6. Exhibits.	32

Signatures.	33

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NETCAPITAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	10/31/2023 (Unaudited)	4/30/2023 (Audited)
Assets:
Cash and cash equivalents	$528,827	$569,441
Accounts receivable net	2,899,667	1,388,500
Other receivables	158,873	-
Note receivable	20,000	-
Prepaid expenses	313,058	583,030
Total current assets	3,920,425	2,540,971

Deposits	6,300	6,300
Notes receivable - related parties	202,000	202,000
Purchased technology, net	15,818,635	15,875,297
Investment in affiliate	240,080	240,080
Equity securities	24,491,821	22,955,445
Total assets	$44,679,261	$41,820,093

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable
Trade	$812,908	$578,331
Related party	75,204	75,204
Accrued expenses	415,603	285,065
Stock subscription payable	10,000	10,000
Deferred revenue	508	661
Interest payable	88,353	98,256
Current taxes payable	-	174,000
Deferred tax liability, net	1,714,000	1,657,000
Related party debt	15,000	15,000
Secured note payable	-	350,000
Current portion of SBA loans	1,885,800	1,885,800
Loan payable - bank	34,324	34,324
Total current liabilities	5,051,700	5,163,641

Long-term liabilities:
Long-term SBA loans, less current portion	500,000	500,000
Total liabilities	5,551,700	5,663,641

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, $.001 par value; 900,000,000 shares authorized, 9,459,132 and 6,440,527 shares issued and outstanding	9,459	6,441
Shares to be issued	122,124	183,187
Capital in excess of par value	33,682,137	30,500,944
Retained earnings	5,313,841	5,465,880
Total stockholders’ equity	39,127,561	36,156,452
Total liabilities and stockholders’ equity	$44,679,261	$41,820,093

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	October 31, 2023	October 31, 2022	October 31, 2023	October 31, 2022

Revenues	$2,041,658	$1,778,973	$3,561,467	$3,119,546
Costs of services	20,134	36,235	38,187	57,298
Gross profit	2,021,524	1,742,738	3,523,280	3,062,248

Costs and expenses:
Consulting expense	204,734	199,781	368,676	325,392
Marketing	46,731	32,882	288,619	40,662
Rent	18,379	17,187	37,989	34,399
Payroll and payroll related expenses	1,050,835	876,908	2,087,877	1,646,848
General and administrative costs	648,625	280,815	1,436,919	673,112
Total costs and expenses	1,969,304	1,407,573	4,220,080	2,720,413
Operating income (loss)	52,220	335,165	(696,800)	341,835

Other income (expense):
Interest expense	(10,562)	(22,978)	(23,866)	(59,290)
Gain on debt conversion	-	-	-	224,260
Amortization of intangible assets	(28,331)	(21,081)	(56,662)	(42,162)
Unrealized loss on equity securities	-	(8,968)		(8,968)
Realized loss on sale of investment	-	-	-	(406,060)
Total other income (expense)	(38,893)	(53,027)	(80,528)	(292,220)
Net income before taxes	13,327	282,138	(777,328)	49,615
Income tax expense (benefit)	(326,289)	99,000	(625,289)	(198,000)
Net income (loss)	$339,616	$183,138	$(152,039)	$247,615

Basic earnings per share	$0.04	$0.04	$(0.02)	$0.07
Diluted earnings per share	$0.04	$0.04	$(0.02)	$0.07

Weighted average number of common shares outstanding:
Basic	9,435,491	4,289,802	8,453,349	3,729,174
Diluted	9,435,741	4,290,052	8,453,349	3,729,424

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Six Months Ended October 31, 2023 and the Year Ended April 30, 2023

	Common Stock		Shares to	Capital in Excess of	Retained Earnings	Total
	Shares	Amount	Be Issued	Par Value	(Deficit)	Equity
Balance, April 30, 2022	2,934,344	$2,934	$244,250	$22,479,769	$2,510,908	$25,237,861

Shares issued for debt conversion	133,333	134	-	379,852	-	379,986
Sale of common stock	1,205,000	1,205	-	3,947,912	-	3,949,117
Vesting of stock options	-	-	-	32,953	-	32,953
Net income for July 31, 2022 quarter	-	-	-	-	64,477	64,477
Balance, July 31, 2022	4,272,677	4,273	244,250	26,840,486	2,575,385	29,664,394

Sale of common stock	2,600	3	-	23,397	-	23,400
Purchase of equity interest	37,500	37	-	366,338	-	366,375
Vesting of stock options	-	-	-	32,953	-	32,953
Net income for Oct. 31, 2022 quarter	-	-	-		183,138	183,138
Balance October 31, 2022	4,312,777	4,313	244,250	27,263,174	2,758,523	30,270,260

Sale of common stock	1,434,000	1,434	-	1,620,025	-	1,621,459
Purchase of equity interest	18,750	19	-	171,105	-	171,124
Purchase of intellectual property	300,000	300	-	434,700	-	435,000
Reduction in shares to be issued	6,250	6	(61,063)	61,057	-	-
Vesting of stock options	-	-	-	63,057	-	63,057
Net income for Jan. 31, 2023 quarter	-	-	-	-	1,696,499	1,696,499
Balance January 31, 2023	6,071,777	6,072	183,187	29,613,118	4,455,022	34,257,399

Purchase of equity interest	18,750	19	-	195,233	-	195,252
Vesting of stock options	-	-	-	132,943	-	132,943
Stock-based compensation	350,000	350	-	559,650	-	560,000
Net income Q4	-	-	-		1,010,858	1,010,858
Balance April 30, 2023	6,440,527	6,441	183,187	30,500,944	5,465,880	36,156,452

Vesting of stock options	-	-	-	139,371	-	139,371
Stock-based compensation	100,000	100	-	143,900	-	144,000
Sale of common stock	2,825,000	2,825	-	2,272,375	-	2,275,200
Purchase of equity interest	18,750	18	-	183,170	-	183,188
Stock-based settlement	49,855	50	-	58,779	-	58,829
Net loss July 31, 2023 quarter	-	-	-	-	(491,655)	(491,655)
Balance July 31, 2023	9,434,132	9,434	183,187	33,298,539	4,974,225	38,465,385

Vesting of stock options	-	-	-	139,371	-	139,371
Reduction in shares to be issued	6,250	6	(61,063)	61,057	-	-
Purchase of equity interest	18,750	19	-	183,170	-	183,189
Net income October 31, 2023 quarter	-	-	-	-	339,616	339,616
Balance October 31, 2023	9,459,132	$9,459	$122,124	$33,682,137	$5,313,841	$39,127,561

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	October 31, 2023	October 31, 2022
OPERATING ACTIVITIES
Net income (loss)	$(152,039)	$247,615
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	763,873	65,906
Receipt of equity in lieu of cash	(1,170,000)	(2,500,000)
Unrealized gain on equity securities	-	8,968
Gain on debt conversion	-	(224,260)
Provision for bad debts	6,000	-
Realized loss on investment	-	406,060
Changes in deferred taxes	57,000	(198,000)
Amortization of intangible assets	56,662	42,162
Changes in non-cash working capital balances:
Accounts receivable	(1,517,167)	164,100
Other receivables	(158,873)	(16,604)
Prepaid expenses	(12,329)	(33,542)
Accounts payable and accrued expenses	365,115	(64,294)
Accounts payable - related party	-	(8,819)
Income taxes payable	(174,000)	-
Deferred revenue	(153)	(1,872)
Accrued interest payable	(9,903)	57,980
Net cash used in operating activities	(1,945,814)	(2,054,600)

INVESTING ACTIVITIES
Note receivable	(20,000)	-
Proceeds from sale of investment	-	200,000
Net cash provided by (used in) investing activities	(20,000)	200,000

FINANCING ACTIVITIES
Payment to secured lender	(350,000)	(1,000,000)
Payment of related party note	-	(3,200)
Proceeds from sale of common stock	2,275,200	3,949,117
Net cash provided by financing activities	1,925,200	2,945,917

Net increase (decrease) in cash	(40,614)	1,091,317
Cash and cash equivalents, beginning of the period	569,441	473,925
Cash and cash equivalents, end of the period	$528,827	$1,565,242

Supplemental disclosure of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$33,767	$1,310

Supplemental Non-Cash Financing Information:
Common stock issued to pay promissory notes	$-	$266,272
Common stock issued to purchase 10% interest in Caesar Media Group Inc.	$183,188	-
Common stock issued to pay related party payable	$-	$113,714

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1– Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of Netcapital Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended October 31, 2023, are not necessarily indicative of the results that may be expected for the fiscal year ended April 30, 2024. For further information, refer to the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 30, 2023.

Use of Estimates

Preparation of condensed consolidated financial statements in conformity with GAAP requires the use of estimates and judgments that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. GAAP requires us to make estimates and judgments in several areas, including, but not limited to, those related to revenue recognition, accounts receivable, valuation of equity securities, income taxes, and valuation of long-lived assets including intellectual property and purchased technology. These estimates are based on management’s knowledge of current events, interpretation of regulations, and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.

Significant Accounting Policies

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

Note 2 – Concentrations

For the three and six months ended October 31, 2023, the Company had one customer that constituted 27% and 31% of revenues, and a second customer that constituted 27% and 31% of revenues, and a third customer that constituted 20% and 11% of revenues, respectively. For the three and six months ended October 31, 2022, the Company had one customer that constituted 79% and 67% of revenues, and a second customer that constituted 0% and 10% of revenues, respectively.

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

Remaining Performance Obligations

The Company’s subscription terms are typically less than one year. All of the Company’s revenues in the three and six months ended October 31, 2023, which amounted to $2,041,658 and $3,561,467, respectively, are considered contract revenues. Contract revenue as of October 31, 2023 and April 30, 2023, which has not yet been recognized, amounted to $508 and $661, respectively, and is recorded on the balance sheet as deferred revenue. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Disaggregation of Revenue

Revenue is from U.S.-based companies with no notable geographical concentrations in any area. A distinction exists in revenue source; revenues are either generated online or from consulting services.

Revenues disaggregated by revenue source consist of the following:

	Three Months Ended Oct. 31, 2023	Three Months Ended Oct. 31, 2022	Six Months Ended Oct. 31, 2023	Six Months Ended Oct. 31, 2022
Consulting services	$1,578,667	$1,594,560	$2,722,367	$2,756,390
Fees from online services	462,991	184,413	839,100	363,156
Total revenues	$2,041,658	$1,778,973	$3,561,467	$3,119,546

Note 4 – Earnings Per Common Share

Net income per common and diluted share were calculated as follows for the three- and six-month periods ended October 31, 2023 and 2022:

	Three Months Ended October 31, 2023	Three Months Ended October 31, 2022	Six Months Ended October 31, 2023	Six Months Ended October 31, 2022
Net income (loss) attributable to common stockholders – basic	$339,616	$183,138	$(152,039)	$247,615
Adjustments to net income	—	—	—	—
Net income (loss) attributable to common stockholders – diluted	$339,616	$183,138	$(152,039)	$247,615

Weighted average common shares outstanding - basic	9,435,491	4,289,802	8,453,349	3,729,174
Effect of dilutive securities	250	250	—	250
Weighted average common shares outstanding – diluted	9,435,741	4,290,052	8,453,349	3,729,424

Earnings (loss) per common share - basic	$0.04	$0.04	$(0.02)	$0.07
Earnings (loss) per common share - diluted	$0.04	$0.04	$(0.02)	$0.07

250 shares of common stock that are issuable pursuant to a stock subscription agreement are included in the calculation of diluted earnings per share for the three months ended October 31, 2023 and the three and six months ended October 31, 2022. The 250 shares are not included in the calculation of diluted earnings per share for the six months ended October 31, 2023 because their effect is anti-dilutive.

Outstanding vested warrants to purchase 1,541,682 and 1,409,732 shares of common stock are not included in the calculation of earnings per share for the three and six months ended October 31, 2023 and 2022, respectively, because their effect is anti-dilutive.

Outstanding vested options to purchase 521,708 and 262,000 shares of common stock are not included in the calculation of earnings per share for the three and six months ended October 31, 2023 and 2022, respectively, because their effect is anti-dilutive.

Note 5 – Principal Financing Arrangements

The following table summarizes components debt as of October 31, 2023 and April 30, 2023:

	October 31, 2023	April 30, 2023	Interest Rate

Secured lender	$—	$350,000	12.0%
Notes payable – related parties	15,000	15,000	0.0%
U.S. SBA loan	500,000	500,000	3.75%
U.S. SBA loan	1,885,800	1,885,800	1.0%
Loan payable – bank	34,324	34,324	10.00%
Total Debt	2,435,124	2,785,124
Less: current portion of long-term debt	1,935,124	2,285,124
Total long-term debt	$500,000	$500,000

As of October 31, 2023 and April 30, 2023, the Company owed its principal lender (“Lender”) $0 and $350,000, respectively, under an amended loan and security agreement dated July 26, 2014, amended several times thereafter and paid in full in May 2023.

As of October 31, 2023 and April 30, 2023, the Company’s related-party unsecured notes payable totaled $15,000.

The Company owes $34,324 as of October 31, 2023 and April 30, 2023 to Chase Bank. For the loan from Chase Bank, the Company pays interest only on a monthly basis, which is calculated at a rate of 10.0% per annum as of October 31, 2023.

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

Note 6 – Income Taxes

For the three and six months ended October 31, 2023, the Company recorded an income tax benefit of $326,289 and 625,289, respectively. For the three and six months ended October 31, 2022, the Company recorded income tax expense of $99,000 and an income tax benefit of $198,000, respectively. Included in the income tax benefit for the three and six months ended October 31, 2023 is an employee retention credit (“ERC”) of $508,292, as provided under the Coronavirus Aid, Relief and Economic Security Act. The ERC is a tax incentive available to the Company for retaining employees during the economic challenges posed by the COVID-19 pandemic.

Note 7 – Related Party Transactions

The Company’s largest shareholder, Netcapital Systems LLC (“Systems”), owns 1,711,261 shares of common stock, or 18% of the Company’s 9,459,132 outstanding shares as of October 31, 2023. The company paid Systems $5,000 in the three- and six-month periods ended October 31, 2023, and $50,000 and $150,000 in the three and six months ended October 31, 2022, respectively, for use of the software that runs the website www.netcapital.com.

The Chief Executive Officer of Netcapital Advisors Inc., (“Advisors”), our wholly owned subsidiary, is a member of the board of directors of KingsCrowd Inc. The Company sold 606,060 shares of KingsCrowd in June 2022 for proceeds of $200,000 and recorded a realized loss on the sale of the investment of $406,060 during the six months ended October 31, 2022. As of October 31, 2023 and April 30, 2023, the Company owned 3,209,685 shares of KingsCrowd Inc., valued at $3,209,685.

The Chief Executive Officer of Advisors is a member of the board of directors of Deuce Drone LLC. As of October 31, 2023 and April 30, 2022, the Company owns 2,350,000 membership interest units of Deuce Drone LLC., valued at $2,350,000. The Company has notes receivable aggregating $152,000 from Deuce Drone LLC as of October 31, 2023 and April 30, 2023.

Compensation to officers in the three- and six-month periods ended October 31, 2023 consisted of stock-based compensation valued at $93,526 and $187,058, respectively, and cash salary of $288,700 and $533,017 respectively.
Compensation to officers in the three- and six-month periods ended October 31, 2022 consisted of stock-based compensation valued at $6,107 and $12,215, respectively, and cash salary of $112,500 and $202,500, respectively.

Compensation to a related party consultant in the three- and six-month periods ended October 31, 2023 consisted of cash wages of $13,854 and $30,017, respectively, and for the three- and six-month periods ended October 31, 2022 consisted of cash wages of $15,000 and $30,000, respectively This consultant is also the controlling shareholder of Zelgor Inc. and $16,500 and $33,000 of the Company’s revenues in the three- and six-month periods ended October 31, 2023, respectively, and $16,500 and $27,500 of the Company’s revenues in the three- and six-month periods ended October 31, 2022, respectively, were from Zelgor Inc. As of October 31, 2023 and April 30, 2023, the Company owned 1,400,000 shares which are valued at $1,400,000.

As of October 31, 2023 and April 30, 2023, the Company has invested $240,080 in an affiliate, 6A Aviation Alaska Consortium, Inc., in conjunction with a land lease in an airport in Alaska. The Chief Executive Officer of Advisors is also the Chief Executive Officer of 6A Aviation Alaska Consortium, Inc.

We owe Steven Geary, a director, $31,680 as of October 31, 2023 and April 30, 2023. This obligation is not interest bearing. $16,680 is recorded as a related party trade accounts payable and $15,000 as a related party note payable. We have no signed agreements for the indebtedness to Mr. Geary and accordingly such obligations are not deemed in default. We owe a director of our Netcapital Funding Portal, Inc., $58,524, which is recorded as a related party trade accounts payable, and along with the $16,680 amount due to Mr. Geary, accounts for the total related party trade accounts payable amount of $75,204. The related party trade accounts payable obligations are not interest bearing and are not deemed in default.

During the six months ended October 31, 2022, we paid $12,019 to a related party to retire a note payable of $3,200 and expenses payable of $8,819.

In January 2023 we granted stock options to purchase an aggregate of 1,600,000 shares of our common stock to four related parties as follows: our Chief Executive Officer, Martin Kay, 1,000,000 shares; our Chief Financial Officer, Coreen Kraysler 200,000 shares; our Founder , Jason Frishman, 200,000 shares; and a director of Netcapital Funding Portal, Inc., Paul Riss, 200,000 shares. The options have an exercise price of $1.43, vest monthly on a straight-line basis over a 4-year period and expire in 10 years.

On April 25, 2023, the Company also granted an aggregate of 80,000 options, or 20,000 options each to the following board members: Cecilia Lenk, Avi Liss, Steven Geary and Arnold Scott, to purchase shares of our common stock at an exercise price of $1.40 per share. The options vest monthly on a straight-line basis over a 4-year period and expire in 10 years.

Coreen Kraysler, our Chief Financial Officer, has personally guaranteed a $500,000 promissory note from the U.S. Small Business Administration. The note bears interest at an annual rate of 3.75%, has a 30-year term, and monthly payments of $2,437 began on December 17, 2022.

Note 8 – Stockholders’ Equity

The Company is authorized to issue 900,000,000 shares of its common stock, par value $0.001. 9,459,132 and 6,440,527 shares were outstanding as of October 31, 2023 and April 30, 2023, respectively.

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

Also, in connection with the Offering, on May 23, 2023, the Company entered into a placement agency agreement with ThinkEquity LLC, pursuant to which, the Company issued warrants to purchase up to 55,000 shares of common stock at an exercise price of $1.94, which were issued on May 25, 2023.

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

On July 31, 2023 and on October 26, 2023, the Company issued 18,750 shares of its common stock in conjunction with the purchase of a 10% interest in Caesar Media Group Inc. October 26, 2023, the Company issued 6,250 shares of its common stock in conjunction with its purchase of MSG Development Corp. (“MSG”), a wholly owned subsidiary. As a result of the issuance to MSG, the equity account for shares to be issued decreased by $61,063 from $183,187 to $122,124. The Company did not receive any proceeds for the issuance of these shares.

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

For the three and six months ended October 31, 2023, stock-based compensation expense amounted to $280,522 and 763,873, respectively. For the three and six months ended October 31, 2022, stock-based compensation expense amounted to $32,953 and $65,906, respectively.

The table below presents the components of compensation expense for the issuance of shares of common stock and stock options to employees and consultants for the three- and six-month periods ended October 31, 2023 and 2022.

Stock-based compensation expense	Three Months Ended Oct. 31, 2023	Three Months Ended Oct. 31, 2022	Six Months Ended Oct. 31, 2023	Six Months Ended Oct. 31, 2022
Chief Executive Officer	$62,492	$—	$124,986	$—
Chief Financial Officer	14,913	2,443	29,828	4,886
Chief Executive Officer, Advisors	1,208	1,221	2,416	2,442
Founder	14,913	—	29,828	—
Marketing consultant	—	—	144,000	—
Marketing consultant	—	—	58,829	—
Employee and consultant options	45,845	29,289	91,684	58,578
Business consultant	141,151	—	282,302	—
Total stock-based compensation expense	$280,522	$32,953	$763,873	$65,906

Note 11 – Deposits and Commitments

We utilize an office at 1 Lincoln Street in Boston, Massachusetts. We currently pay a membership fee of approximately $6,400 a month, under a virtual office agreement that expires in March 2025 and includes a deposit of $6,300.

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

The following table sets forth the major categories of the intangible assts as of October 31, 2023 and April 30, 2023

	October 31, 2023	April 30, 2023

Acquired users	$14,288,695	$14,288,695
Acquired brand	583,429	583,429
Acquired IP and Website	435,000	435,000
Professional practice	556,830	556,830
Literary works and contracts	107,750	107,750
Total intangible assets	$15,971,704	$15,971,704

As of October 31, 2023, the weighted average remaining useful life for technology, trade names, professional practice, literary works and domains is 13.66 years. Accumulated amortization amounted to $153,069 as of October 31, 2023, resulting in net intangible assets of $15,818,635.

Note 13 – Investments

In May 2023, the Company received 2,853,659 units of RealWorld LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.41 per unit based on a sales price of $0.41 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,170,000. As of October 31, 2023, the Company owned 2,853,659 units which are valued at $1,170,000.

In April 2023, the Company received 2,853,659 units of HeadFarm LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.41 per unit based on a sales price of $0.41 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,170,000. As of October 31, 2023 and April 30, 2023, the Company owned 2,853,659 units which are valued at $1,170,000.

In April 2023, the Company received 2,853,659 units of CupCrew LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.41 per unit based on a sales price of $0.41 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,170,000. As of October 31, 2023 and April 30, 2023, the Company owned 2,853,659 units which are valued at $1,170,000.

In April 2023, the Company received 2,853,659 units of CountSharp LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.41 per unit based on a sales price of $0.41 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,170,000. As of October 31, 2023 and April 30, 2023, the Company owned 2,853,659 units which are valued at $1,170,000.

In January 2023, the Company received 2,100,000 units of Dark LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $1.00 per unit based on a sales price of $1.00 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $2,100,000. As of October 31, 2023 and April 30, 2023, the Company owned 2,100,000 units which are valued at $2,100,000.

In August 2022, the Company received 1,911,765 units of NetWire LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.68 per unit based on a sales price of $0.68 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,300,000. As of October 31, 2023 and April 30, 2023, the Company owned 1,911,765 units which are valued at $1,300,000.

In May 2022, the Company received 1,764,706 units of Reper LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.68 per unit based on a sales price of $0.68 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,200,000. As of October 31, 2023 and April 30, 2023, the Company owned 1,764,706 units which are valued at $1,200,000.

In April 2022, the Company received 3,000,000 units of Cust Corp. as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.40 per unit based on a sales price of $0.40 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,200,000. As of October 31, 2023 and April 30, 2023, the Company owned 3,000,000 units which are valued at $1,200,000.

In January 2022, the Company received 1,700,000 units of ScanHash LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.25 per unit based on a sales price of $0.25 per unit on an online funding portal. The receipt of the units satisfied $425,000 of an accounts receivable balance. As of October 31, 2023 and April 30, 2023, the Company owned 1,700,000 units which are valued at $425,000.

In January 2022, the Company received 2,850,000 units of Hiveskill LLC as payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.25 per unit based on a sales price of $0.25 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $712,500. As of October 31, 2023 and April 30, 2023, the Company owned 2,850,000 units which are valued at $712,500.

In fiscal 2022, the Company purchased a 10% interest, or 400 shares of common stock, in Caesar Media Group Inc. (“Caesar”) for an initial purchase price of 50,000 shares of the Company’s common stock, valued at $500,000. Caesar is a marketing and technology solutions provider. The purchase agreement included additional contractual requirements for the Company and Caesar, including the issuance of an additional 150,000 shares of common stock of the Company over a two-year period, which have been issued as of October 31, 2023. As of October 31, 2023 and April 30, 2023, there have been no observable price changes in the value of the Caesar’s common stock and the Company has valued its ownership in Caesar at cost, which is $1,999,127 as of October 31, 2023.

In May 2020, the Company entered a consulting contract with Watch Party LLC (“WP”), which allowed the Company to receive 110,000 membership interest units of WP in return for consulting services. The Company earned 97,500 membership interest units in the quarter ended July 31, 2020. The WP units are valued at $2.14 per unit based on a sales price of $2.14 per unit on an online funding portal. As of October 31, 2023 and April 30, 2023, the Company owned 110,000 WP units, which are valued at $440,000.

In May 2020, the Company entered a consulting contract with ChipBrain LLC (“Chip”), which allowed the Company to receive 710,200 membership interest units of Chip in return for consulting services. The Chip units were initially valued at $0.93 per unit based on a sales price of $0.93 per unit on an online funding portal. Subsequently, Chip sold identical units for $2.40 per unit, and as of October 31, 2023 and April 30, 2023, the 710,200 units owned by the Company are valued at $3,366,348.

In May 2020, the Company entered a consulting contract with a related party, Zelgor Inc. (“Zelgor”), which allowed the Company to receive 1,400,000 shares of common stock of Zelgor in return for consulting services. The Zelgor shares are valued at $1.00 per share based on a sales price of $1.00 per share on an online funding portal. As of October 31, 2023 and April 30, 2023, the Company owned 1,400,000 shares which are valued at $1,400,000.

On January 2, 2020, the Company entered a consulting contract with Deuce Drone LLC (“Drone”), which allowed the Company to receive 2,350,000 membership interest units of Drone in return for consulting services. The Drone units were originally valued at $0.35 per unit based on a sales price of $0.35 per unit when the units were earned, or $822,500. Drone subsequently sold identical Drone units for $1.00 per unit on an online funding portal and as of October 31, 2023 and April 30, 2023, the units owned by the Company are valued at $2,350,000.

In August 2019, the Company entered into a consulting contract with KingsCrowd LLC (“KingsCrowd”), which allowed the Company to receive 300,000 membership interest units of KingsCrowd in return for consulting services. The KingsCrowd units were valued at $1.80 per unit based on a sales price of $1.80 per unit when the units were earned, or $540,000. In December 2020, KingsCrowd converted from a limited liability company to a corporation to facilitate raising capital under Regulation A. KingsCrowd filed a Form 1-A Offering Statement under the Securities Act of 1933 and is selling shares at $1.00 per share. In connection with the conversion to a corporation, each membership interest unit converted into 12.71915 shares of common stock. The Company sold 606,060 shares of KingsCrowd in June 2022 for proceeds of $200,000 and recorded a realized loss on the sale of the investment of $406,060. KingsCrowd filed a post qualification offering circular amendment on July 21, 2022 and continued to sell shares of stock to the public for $1.00 per share. As of October 31, 2023 and April 30, 2023, the Company owned 3,209,685 shares of KingsCrowd valued at $3,209,685.

During fiscal 2019, the Company entered a consulting contract with NetCapital Systems LLC (“NetCapital”), which allowed the Company to receive up to 1,000 membership interest units of NetCapital in return for consulting services. The Company earned all 1,000 Netcapital units but sold a portion of the units in fiscal 2020 at a sales price of $91.15 per unit. As of October 31, 2023 and April 30, 2023, the Company owned 528 Netcapital units, at a value of $48,128.

In July 2020 the Company entered a consulting agreement with Vymedic, Inc. for a $40,000 fee over a 5-month period. Half the fee was payable in stock and half was payable in cash. As of October 31, 2023 and April 30, 2023, the Company owned 4,000 units, at a value of $11,032.

In August 2020 the Company entered a consulting agreement with C-Reveal Therapeutics LLC (“CRT”). for a $120,000 fee over a 12-month period. $50,000 of the fee was payable in CRT units. As of October 31, 2023 and April 30, 2023, the Company owned 5,000 units, at a value of $50,000.

The following table summarizes the components of investments as of October 31, 2023 and April 30, 2023:

	October 31, 2023	April 30, 2023

Netcapital Systems LLC	$48,128	$48,128
Watch Party LLC	440,000	440,000
Zelgor Inc.	1,400,000	1,400,000
ChipBrain LLC	3,366,348	3,366,348
Vymedic Inc.	11,032	11,032
C-Reveal Therapeutics LLC	50,000	50,000
Deuce Drone LLC	2,350,000	2,350,000
Hiveskill LLC	712,500	712,500
ScanHash LLC	425,000	425,000
Caesar Media Group Inc.	1,999,127	1,632,752
Cust Corp.	1,200,000	1,200,000
Kingscrowd Inc.	3,209,685	3,209,685
Reper LLC	1,200,000	1,200,000
Dark LLC	2,100,000	2,100,000
Netwire LLC	1,300,000	1,300,000
CountSharp LLC	1,170,000	1,170,000
CupCrew LLC	1,170,000	1,170,000
HeadFarm LLC	1,170,000	1,170,000
RealWorld LLC	1,170,000	—
Total	$24,491,820	$22,955,445

The above investments in equity securities are within the scope of ASC 321. The Company monitors the investments for any changes in observable prices from orderly transactions. All investments are initially measured at cost and evaluated for changes in estimated fair value.

Note 14 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, at October 31, 2023, the Company had negative working capital of $1,131,275 and for the six months ended October 31, 2023, the Company had an operating loss of $696,800 and net cash used in operating activities amounted to $1,945,814.

There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. The Company has recently reduced its operating expenses and has turned its focus to its funding portal business, which generates cash revenues and has seen a growth in revenues on a year-to-year and quarter-to-quarter basis. The Company plans to continue operating with lower fixed overhead amounts and seeks to raise money from private placements, public offerings and/or bank financing. The Company’s management has determined, based on its recent history and the negative cash flow from operations, that it is unlikely that its plan will sufficiently alleviate or mitigate, to a sufficient level, the relevant conditions or events noted above. To the extent that funds generated from any private placements, public offerings and/or bank financing, if available, are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the Company’s management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements. There can be no assurance that the Company will be able to achieve its business plan objectives or be able to achieve or maintain cash-flow-positive operating results. If the Company is unable to generate adequate funds from operations or raise sufficient additional funds, the Company may not be able to repay its existing debt, continue to operate its business network, respond to competitive pressures or fund its operations. As a result, the Company may be required to significantly reduce, reorganize, discontinue or shut down its operations. The financial statements do not include any adjustments that might result from this uncertainty.

Note 15 – Subsequent Events

The Company evaluated subsequent events through the date these financial statements were available to be issued.

There were no material subsequent events that required recognition or additional disclosure in these financial statements.

PART I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This quarterly report on Form 10-Q and other reports filed by Netcapital Inc. (the “Company”) from time to time with the U.S. Securities and Exchange Commission (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned. Unless the context otherwise requires, references in this prospectus to the “Company,” “we,” “us,” and “our” refer to Netcapital Inc. and its subsidiaries.

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

Overview

Netcapital Inc. is a fintech company with a scalable technology platform that allows private companies to raise capital online from accredited and non-accredited investors. We give investors the opportunity to access investments in private companies. We believe our model is disruptive to traditional private equity investing and is based on Title III, Reg CF of the JOBS Act. In addition, we have recently expanded our model to include Regulation A (“Reg A”) offerings. We generate fees from listing private companies on our funding portal located at www.netcapital.com. We generate fees from listing private companies on netcapital.com. We also generate fees from advising companies with respect to their Reg A offerings posted on www.netcapital.com. Our consulting group, Netcapital Advisors, Inc. (Netcapital Advisors), which is a wholly-owned subsidiary, provides marketing and strategic advice in exchange for equity positions and cash fees. The Netcapital funding portal is registered with the SEC, is a member of the Financial Industry Regulatory Authority, or FINRA, a registered national securities association, and provides investors with opportunities to invest in private companies. Neither Netcapital Advisors, nor any Netcapital entity or subsidiary, is a broker- dealer, nor do any of such entities operate as a broker-dealer with respect to any Reg A offering listed on the www.netcapital.com website.

We provide private company investment access to accredited and non-accredited investors through our online portal (www.netcapital.com), which is operated by our wholly owned subsidiary Netcapital Funding Portal, Inc. The Netcapital funding portal charges a $5,000 engagement fee and a 4.9% success fee for capital raised at closing. In addition, the portal generates fees for other ancillary services, such as rolling closes. Netcapital Advisors generates fees and equity stakes from consulting in select portfolio and non-portfolio clients. With respect to its services for Reg A offerings, Netcapital Advisors charges a monthly flat fee for each month the offering is listed on the netcapital.com website as well as a nominal administrative flat fee for each investor that is processed to cover out-of-pocket costs. We generated revenues of $3,561,467, with costs of service of $38,187, in the six months ended October 31, 2023 for a gross profit of $3,523,280 (consisting of $2,626,667 in equity securities for payment of services and $934,000 in cash-based revenues, offset by $38,187 for costs of services) in the six months ended October 31, 2023 as compared to revenues of $3,119,546 with costs of service of $57,298 in the six months ended October 31, 2022 for a gross profit of $3,062,248 (consisting of $2,425,000 in equity securities for the payment of services and $694,546 in cash-based revenues, offset by $57,298 for costs of services) in the six months ended October 31, 2022. Our cash-based gross profits as a percentage of gross profits were approximately 2% and 2%, respectively in the six month periods ended October 31, 2023 and 2022, collected from two (2) and one (3) entities (for which we performed administrative services) in which we own equity during such periods The total number of offerings on the Netcapital funding portal in fiscal 2023 and 2022 that closed was 63 and 81, respectively, of which 13 and 17 offerings hosted on the Netcapital funding platform in fiscal 2023 and 2022, respectively terminated their listings without raising the required minimum dollar amount of capital. As of the date of this report, we own minority equity positions in 19 portfolio companies that have utilized the funding portal to facilitate their offerings, which equity was received as payment for services.

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

In addition to access to the funding portal, Netcapital provides the following services:

●	a fully automated onboarding process;
●	automated filing of required regulatory documents;
●	compliance review;
●	a custom-built offering page on our portal website;
●	third party transfer agent and custodial services;
●	email marketing to our proprietary list of investors;
●	rolling closes, which provide potential access to liquidity before final close date of offering;
●	assistance with annual filings; and
●	direct access to our team for ongoing support.

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

Results of Operations

Comparison of the Three Months Ended October 31, 2023 and 2022

Our revenues for the three months ended October 31, 2023, increased by $262,685, or approximately 15%, to $2,041,658, as compared to $1,778,973 during the three months ended October 31, 2022. The increase in revenues was primarily attributed to an increase in revenue of $278,611 generated by our funding portal. In the three months ended October 31, 2023, we recorded $462,706 in funding portal revenues, consisting of portal fees of $317,206 and listing fees of $145,500, as compared to funding portal revenues of $184,095 in the three months ended October 31, 2022, consisting of portal fees of $97,595 and listing fees of $86,500. The increase is funding portal revenues in the three months ended October 31, 2023 is primarily attributable to increased offering activity on the platform resulting in higher portal fees due to increased investments in offerings on the portal as well as greater number of offerings on the portal during such period resulting in higher listing fees during the period. The components of revenue were as follows:

	Oct. 31, 2023	Oct. 31, 2022
Consulting services for equity securities	$1,516,667	$1,400,000
Consulting revenue	62,000	194,560
Portal fees	317,206	97,595
Listing fees	145,500	86,500
Other revenue	285	318
Total	$2,041,658	$1,778,973

Costs of revenues decreased by $16,101 to $20,134, or approximately 44% for the three months ended October 31, 2023 from $36,235 during the three months ended October 31, 2022. The decrease was primarily attributed to a decrease in third-party services for business valuations during the three months ended October 31, 2023.

Payroll and payroll related expenses increased by $173,927, or 20%, to $1,050,835 for the three months ended October 31, 2023, as compared to $876,908 during the three months ended October 31, 2022. The increase was attributed to higher salaries and an increase in stock-based compensation expense for stock options granted to employees.

Marketing expense increased by $13,849, or approximately 42%, to $46,731 for the three months ended October 31, 2023, as compared to $32,882 during the three months ended October 31, 2022. The increase in expense was primarily attributed to an increase in marketing outlets that we utilized in the three months ended October 31, 2023.

Rent expense increased by $1,192, or approximately 7%, to $18,379 for the three months ended October 31, 2023, as compared to $17,187 during the three months ended October 31, 2022. The increase was primarily attributed to a new office-space agreement that became effective in the current fiscal year.

General and administrative expenses increased by $367,810, or 131%, to $648,625 for the three months ended October 31, 2022, from $280,815 during the three months ended October 31, 2022. The increase was primarily attributed to stock-based compensation utilized to pay for professional fees.

Consulting expense increased by $4,953, or approximately 3%, to $204,734 for the three months ended October 31, 2023 from $199,781 during the three months ended October 31, 2022. The increase was primarily attributed to an increase in overseas programmers.

Interest expense decreased by $12,416 to $10,562, or approximately 54%, for the three months ended October 31, 2023, as compared to $22,978 during the three months ended October 31, 2022. The decrease in interest expense was primarily attributed to lower debt amounts that resulted from paying off a secured term loan.

Comparison of the Six Months Ended October 31, 2023 and 2022

Our revenues for the six months ended October 31, 2023, increased by $441,921, or approximately 14%, to $3,561,467, as compared to $3,119,546 during the six months ended October 31, 2022. The increase in revenues is attributable to an increase in revenue of $475,967 generated by our funding portal. In the six months ended October 31, 2023, we recorded $838,562 in funding portal revenues, consisting of portal fees of $539,062 and listing fees of $299,500, as compared to funding portal revenues of $362,595 in the six months ended October 31, 2022, consisting of portal fees of $148,595 and listing fees of $214,000. The increase is funding portal revenues in the three months ended October 31, 2023 is primarily attributable to increased offering activity on the platform resulting in higher portal fees due to increased investments in offerings on the portal as well as greater number of offerings on the portal during such period resulting in higher listing fees during the period.

The components of revenue were as follows:

	Oct. 31, 2023	Oct. 31, 2022
Consulting services for equity securities	$2,626,667	$2,425,000
Consulting revenue	95,700	331,390
Portal fees	539,062	148,595
Listing fees	299,500	214,000
Other revenue	538	561
Total	$3,561,467	$3,119,546

Costs of revenues decreased by $19,111 to $38,187, or approximately 33%, for the six months ended October 31, 2023 from $57,298 during the six months ended October 31, 2022. The decrease was primarily attributed to a decrease in third-party services for business valuations during the six months ended October 31, 2023.

Payroll and payroll related expenses increased by $441,029, or approximately 27%, to $2,087,877 for the six months ended October 31, 2023, as compared to $1,646,848 during the six months ended October 31, 2022. The increase was attributed to higher wages in the six-month period ended October 31, 2023 and additional stock-based compensation.

Marketing expense increased by $247,957, or approximately 610%, to $288,619 for the six months ended October 31, 2023, as compared to $40,662 during the six months ended October 31, 2022. The increase was to bring awareness to the funding portal operations and the Company to attract new issuers and investors.

Rent expense increased by $3,590, or approximately 10%, to $37,989 for the six months ended October 31, 2023, as compared to $34,399 during the six months ended October 31, 2022. The increase was primarily attributed to a new office-space agreement that became effective in the current fiscal year.

General and administrative expenses increased by $763,807, or approximately 114%, to $1,436,919 for the six months ended October 31, 2023, from $673,112 during the six months ended October 31, 2022. The increase was primarily attributed to professional fees, including stock-based compensation.

Consulting expense increased by $43,284, or 13%, to $368,676 for the six months ended October 31, 2023 from $325,392 during the six months ended October 31, 2022. The increase was primarily attributed to increased payments of software engineers.

Interest expense decreased by $35,424 to $23,866, or approximately 60%, for the six months ended October 31, 2023, as compared to $59,290 during the six months ended October 31, 2022. The decrease in interest expense was primarily attributed to lower debt amounts that resulted from paying off a secured term loan.

Liquidity and Capital Resources

At October 31, 2023, we had cash and cash equivalents of $528,827 and negative working capital of $1,131,275 as compared to cash and cash equivalents of $569,441 and negative working capital of $2,622,670 at April 30, 2023.

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

On May 23, 2023, we entered into a securities purchase agreement with certain institutional investors, pursuant to which sold to such investors, in a registered direct offering (the “Offering”), 1,100,000 shares (the “Shares”) of our common stock, par value $0.001 per share (the “Common Stock”), at a price of $1.55 per Share, for aggregate gross proceeds of $1,705,000, before deducting the placement agent’s fees and other offering expenses payable by us. The Offering closed on May 25, 2023. The Shares were offered and issued and sold pursuant to our shelf registration statement on Form S-3 (File 333-267921), filed by us with the Securities and Exchange Commission under the Securities Act of 1933, as amended, on October 18, 2022 and declared effective on October 26, 2022.

With the use of proceeds, we paid our secured lender $350,000 in principal plus accrued interest of $17,167.23 to retire all outstanding obligations to the secured lender.

On July 24, 2023 we completed an underwritten public offering of 1,725,000 shares of our common stock, at a price to the public of $0.70 per share for aggregate gross proceeds of $1,207,500, before deducting underwriting discounts and offering expenses payable by us. In conjunction with this offering, we issued the underwriter, and its designees, warrants to purchase 86,250 shares of our common stock at an exercise price of $0.875.

We believe that our existing cash investment balances, our anticipated cash flows from operations and liquidity sources including offering of equity and/or debt securities and/or the sale of equity positions in certain portfolio companies for which we provide marketing and strategic advice may not be sufficient to meet our working capital and expenditure requirements for the next 12 months. Consequently, beginning in November 2023, we laid off some employees, and our executive officers agreed to defer one half of their cash salaries and are continuing efforts to reduce operating expenses. We plan to continue operating with lower fixed overhead amounts and seek to raise money from private placements, public offerings and/or bank financing. Our management has determined, based on its recent history and the negative cash flow from operations, that it is unlikely that its plan will sufficiently alleviate or mitigate, to a sufficient level, the relevant conditions or events noted above. To the extent that funds generated from any private placements, public offerings and/or bank financing, if available, are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. Accordingly, the Company’s management has concluded that these conditions raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to achieve our business plan objectives or be able to achieve or maintain cash-flow-positive operating results. If we are unable to generate adequate funds from operations or raise sufficient additional funds, we may not be able to repay our existing debt, continue to operate our business network, respond to competitive pressures or fund our operations. As a result, we may be required to significantly reduce, reorganize, discontinue or shut down our operations.

Year over Year Changes

Net cash used in operating activities amounted to $1,965,814 and $2,054,600 for the six months ended October 31, 2023 and 2022, respectively. The principal source of cash from operating activities in the six months ended October 31, 2023 was a non-cash item, stock-based compensation of $763,873. However, the sources of cash were offset by a receipt of equity in lieu of cash of $1,170,000 and an increase in accounts receivable of $1,517,167. The principal sources of cash from operating activities for the six months ended October 31, 2022 was net income of $247,615, a realized loss on investments of $406,060 and stock-based compensation of $65,906. However, these sources of cash were offset by the receipt of equity securities in lieu of cash of $2,500,000, changes in deferred taxes of $198,000, a gain on a debt conversion of $224,260, and a decrease in accounts payable and accrued expenses of $64,294.

Net cash provided by investing activities amounted to $0 and $200,000 in the six months ended October 31, 2023 and 2022, respectively. Net cash provided by investing activities in the six months ended October 31, 2022 consisted of proceeds from the sale of 606,060 shares of an investment in KingsCrowd Inc.

For the six months ended October 31, 2023, net cash provided by financing activities amounted to $1,925,200, which consisted of proceeds from the sale of common stock of $2,275,200, which was offset by repayment of $350,000 in principal to our secured lender. For the six months ended October 31, 2022, net cash provided from financing activities amounted to $2,945,917, which included proceeds from the sale of common stock of $3,949,117, which was offset by a payment of $3,200 for a related party note, and payment of $1,000,000 to a secured lender.

In the six months ended October 31, 2023 and 2022, there were no expenditures for capital assets. We do not anticipate any capital expenditures in fiscal 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures.

The Company’s management, with the participation of the Principal Executive Officer (the “PEO”) and Principal Financial Officer (the “PFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of October 31, 2023. Based on that evaluation, the PEO and the PFO concluded that, as of October 31, 2023, such controls and procedures were effective.

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

Under the supervision and with the participation of management, including the PEO and the PFO, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of October 31, 2023, based on the criteria established in a report entitled “2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of October 31, 2023.

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our financial situation creates doubt whether we will continue as a going concern.

At October 31, 2023, we had negative working capital of $1,131,275 and for the six months ended October 31, 2023, we had an operating loss of $696,800 and net cash used in operating activities amounted to $1,965,814. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. Our management has recently reduced its operating expenses and we have turned our focus to our funding portal business, which generates cash revenues and has seen a growth in revenues on a year-to-year and quarter-to-quarter basis. We plan to continue operating with lower fixed overhead amounts and seek to raise money from private placements, public offerings and/or bank financing. Our management has determined, based on its recent history and the negative cash flow from operations, that it is unlikely that its plan will sufficiently alleviate or mitigate, to a sufficient level, the relevant conditions or events noted above. To the extent that funds generated from any private placements, public offerings and/or bank financing, if available, are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. Accordingly, our management has concluded that these conditions raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to achieve its business plan objectives or be able to achieve or maintain cash-flow-positive operating results. If we unable to generate adequate funds from operations or raise sufficient additional funds, we may not be able to repay our existing debt, continue to operate our business network, respond to competitive pressures or fund our operations. As a result, we may be required to significantly reduce, reorganize, discontinue or shut down our operations.

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

On September 1, 2023, we received written notice from Nasdaq that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810, we have a period of 180-calendar days, or until February 8, 2024, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least 10 consecutive business days during this 180-calendar day period. In the event we do not regain compliance by February 8, 2024, we may be eligible for an additional 180-calendar day grace period if we meet the continued listing standards, with the exception of bid price, for the Nasdaq Capital Market, and we provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period. If we do not qualify for or fail to regain compliance during the second compliance period, then Nasdaq will notify us of its determination to delist our common stock, at which point we would have an option to appeal the delisting determination to a Nasdaq hearings panel. We intend to actively monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to regain compliance with the minimum bid price under the Nasdaq Listing Rules.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1. On October 26, 2023, we issued 18,750 shares of our common stock in conjunction with the purchase of a 10% interest in Caesar Media Group Inc. We did not receive any proceeds for the issuance of these shares. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

2. On October 26, 2023, we issued 6,250 shares of our common stock in conjunction with the purchase of MSG Development Corp., a wholly owned subsidiary. We did not receive any proceeds for the issuance of these shares. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit No.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2023 is formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: December 14, 2023	NETCAPITAL INC.

	By:	/s/ Martin Kay
Martin Kay
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Coreen Kraysler
Coreen Kraysler Chief Financial Officer
(Principal Financial and Accounting Officer)

-33-