Form 10-Q
period 2024-01-31
Netcapital Inc.
filed 2024-03-18
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2024

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

As of March 18, 2024 the registrant had 20,011,132 shares of its common stock, par value $0.001 per share, issued and outstanding.

TABLE OF CONTENTS

Page
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.	5
Condensed Consolidated Balance Sheets as of January 31, 2024 (unaudited) and April 30, 2023	5
Condensed Consolidated Statements of Operations for the three and nine months ended January 31, 2024 and 2023 (unaudited)	6
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended January 31, 2024 and the year ended April 30, 2023 (unaudited)	7
Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2024 and 2023 (unaudited)	8
Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	23

Item 3. Quantitative and Qualitative disclosures about Market Risk.	29

Item 4. Controls and Procedures.	29

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.	30

Item1A. Risk Factors.	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	31

Item 3. Defaults Upon Senior Securities.	31

Item 4. Mine Safety Disclosures.	32

Item 5. Other Information.	32

Item 6. Exhibits.	32

Signatures.	33

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NETCAPITAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2024 (Unaudited)	April 30, 2023 (Audited)
Assets:
Cash and cash equivalents	$2,172,099	$569,441
Accounts receivable net	3,701,501	1,388,500
Note receivable	20,000	-
Prepaid expenses	158,465	583,030
Total current assets	6,052,065	2,540,971

Deposits	6,300	6,300
Notes receivable - related parties	202,000	202,000
Purchased technology, net	15,790,304	15,875,297
Investment in affiliate	240,080	240,080
Equity securities	21,844,698	22,955,445
Total assets	$44,135,447	$41,820,093

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable
Trade	$828,836	$578,331
Related party	75,204	75,204
Accrued expenses	394,911	285,065
Stock subscription payable	10,000	10,000
Deferred revenue	487	661
Interest payable	88,084	98,256
Current taxes payable	-	174,000
Deferred tax liability, net	-	1,657,000
Related party debt	15,000	15,000
Secured note payable	-	350,000
Current portion of SBA loans	1,885,800	1,885,800
Loan payable - bank	34,324	34,324
Total current liabilities	3,332,646	5,163,641

Long-term liabilities:
Long-term SBA loans, less current portion	500,000	500,000
Total liabilities	3,832,646	5,663,641

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, $.001 par value; 900,000,000 shares authorized, 17,231,132 and 6,440,527 shares issued and outstanding	17,231	6,441
Shares to be issued	122,124	183,187
Capital in excess of par value	37,077,147	30,500,944
Retained earnings	3,086,299	5,465,880
Total stockholders’ equity	40,302,801	36,156,452
Total liabilities and stockholders’ equity	$44,135,447	$41,820,093

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	January 31, 2024	January 31, 2023	January 31, 2024	January 31, 2023

Revenues	$1,042,793	$2,260,414	$4,604,260	$5,379,960
Costs of services	58,875	4,305	97,062	61,603
Gross profit	983,918	2,256,109	4,507,198	5,318,357

Costs and expenses:
Consulting expense	175,357	130,500	544,033	455,892
Marketing	32,198	23,549	320,817	64,211
Rent	19,544	17,187	57,533	51,586
Payroll and payroll related expenses	869,517	946,043	2,957,394	2,592,891
General and administrative costs	1,092,459	568,253	2,529,378	1,241,365
Total costs and expenses	2,189,075	1,685,532	6,409,155	4,405,945
Operating income (loss)	(1,205,157)	570,577	(1,901,957)	912,412

Other income (expense):
Interest expense	(11,918)	(17,632)	(35,784)	(76,922)
Gain on debt conversion	-	-	-	224,260
Amortization of intangible assets	(28,331)	(25,914)	(84,993)	(68,076)
Unrealized gain (loss) on equity securities	(2,696,135)	1,866,468	(2,696,135)	1,857,500
Realized loss on sale of investment	-	-	-	(406,060)
Total other income (expense)	(2,736,384)	1,822,922	(2,816,912)	1,530,702
Net income (loss) before taxes	(3,941,541)	2,393,499	(4,718,869)	2,443,114
Income tax expense (benefit)	(1,713,999)	697,000	(2,339,288)	499,000
Net income (loss)	$(2,227,542)	$1,696,499	$(2,379,581)	$1,944,114

Basic earnings (loss) per share	$(0.19)	$0.33	$(0.25)	$0.46
Diluted earnings (loss) per share	$(0.19)	$0.33	$(0.25)	$0.46

Weighted average number of common shares outstanding:
Basic	11,466,523	5,166,299	9,457,740	4,208,216
Diluted	11,466,523	5,166,549	9,457,740	4,208,466

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Nine Months Ended January 31, 2024 and the Year Ended April 30, 2023

	Common Stock		Shares to	Capital in Excess of	Retained	Total
	Shares	Amount	Be Issued	Par Value	Earnings	Equity
Balance, April 30, 2022	2,934,344	$2,934	$244,250	$22,479,769	$2,510,908	$25,237,861

Shares issued for debt conversion	133,333	134	-	379,852	-	379,986
Sale of common stock	1,205,000	1,205	-	3,947,912	-	3,949,117
Vesting of stock options	-	-	-	32,953	-	32,953
Net income for July 31, 2022 quarter	-	-	-	-	64,477	64,477
Balance, July 31, 2022	4,272,677	4,273	244,250	26,840,486	2,575,385	29,664,394

Sale of common stock	2,600	3	-	23,397	-	23,400
Purchase of equity interest	37,500	37	-	366,338	-	366,375
Vesting of stock options	-	-	-	32,953	-	32,953
Net income for Oct. 31, 2022 quarter	-	-	-		183,138	183,138
Balance October 31, 2022	4,312,777	4,313	244,250	27,263,174	2,758,523	30,270,260

Sale of common stock	1,434,000	1,434	-	1,620,025	-	1,621,459
Purchase of equity interest	18,750	19	-	171,105	-	171,124
Purchase of intellectual property	300,000	300	-	434,700	-	435,000
Reduction in shares to be issued	6,250	6	(61,063)	61,057	-	-
Vesting of stock options	-	-	-	63,057	-	63,057
Net income for Jan. 31, 2023 quarter	-	-	-	-	1,696,499	1,696,499
Balance January 31, 2023	6,071,777	6,072	183,187	29,613,118	4,455,022	34,257,399

Purchase of equity interest	18,750	19	-	195,233	-	195,252
Vesting of stock options	-	-	-	132,943	-	132,943
Stock-based compensation	350,000	350	-	559,650	-	560,000
Net income Q4	-	-	-		1,010,858	1,010,858
Balance April 30, 2023	6,440,527	6,441	183,187	30,500,944	5,465,880	36,156,452

Vesting of stock options	-	-	-	139,371	-	139,371
Stock-based compensation	100,000	100	-	143,900	-	144,000
Sale of common stock	2,825,000	2,825	-	2,272,375	-	2,275,200
Purchase of equity interest	18,750	18	-	183,170	-	183,188
Stock-based settlement	49,855	50	-	58,779	-	58,829
Net loss July 31, 2023 quarter	-	-	-	-	(491,655)	(491,655)
Balance July 31, 2023	9,434,132	9,434	183,187	33,298,539	4,974,225	38,465,385

Vesting of stock options	-	-	-	139,371	-	139,371
Reduction in shares to be issued	6,250	6	(61,063)	61,057	-	-
Purchase of equity interest	18,750	19	-	183,170	-	183,189
Net income October 31, 2023 quarter	-	-	-	-	339,616	339,616
Balance October 31, 2023	9,459,132	9,459	122,124	33,682,137	5,313,841	39,127,561

Vesting of stock options	-	-	-	139,371	-	139,371
Sale of common stock	4,800,000	4,800	-	3,255,639	-	3,260,439
Warrant exercise	2,972,000	2,972	-	-	-	2,972
Net loss January 31, 2024 quarter	-	-	-	-	(2,227,542)	(2,227,542)
Balance January 31, 2024	17,231,132	$17,231	$122,124	$37,077,147	$3,086,299	$40,302,801

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	January 31, 2024	January 31, 2023
OPERATING ACTIVITIES
Net income (loss)	$(2,379,581)	$1,944,114
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	1,044,395	128,963
Receipt of equity in lieu of cash	(1,219,012)	(4,600,000)
Unrealized (gain) loss on equity securities	2,696,135	(1,857,500)
Gain on debt conversion	-	(224,260)
Provision for bad debts	6,000	2,600
Realized loss on investment	-	406,060
Changes in deferred taxes	(1,657,000)	499,000
Amortization of intangible assets	84,993	68,076
Changes in non-cash working capital balances:
Accounts receivable	(2,319,001)	267,369
Prepaid expenses	1,113	(31,150)
Accounts payable and accrued expenses	360,351	115,259
Accounts payable - related party	-	(8,819)
Income taxes payable	(174,000)	-
Deferred revenue	(174)	(1,814)
Accrued interest payable	(10,172)	(122,612)
Net cash used in operating activities	(3,565,953)	(3,414,714)

INVESTING ACTIVITIES
Note receivable	(20,000)	-
Proceeds from sale of investment	-	200,000
Net cash provided by (used in) investing activities	(20,000)	200,000

FINANCING ACTIVITIES
Payment to secured lender	(350,000)	(1,050,000)
Payment of related party note	-	(7,860)
Proceeds from sale of common stock	5,538,611	5,570,576
Net cash provided by financing activities	5,188,611	4,512,716

Net increase in cash	1,602,658	1,298,002
Cash and cash equivalents, beginning of the period	569,441	473,925
Cash and cash equivalents, end of the period	$2,172,099	$1,771,927

Supplemental disclosure of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$34,710	$2,077

Supplemental Non-Cash Financing Information:
Common stock issued to pay promissory notes	$-	$266,272
Common stock issued to purchase 10% interest in Caesar Media Group Inc.	$366,377	$537,499
Common stock issued to pay related party payable	$-	$113,714
Common stock issued to purchase subsidiary	$-	$61,063
Common stock issued to purchase intellectual property	$-	$435,000

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1– Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of Netcapital Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended January 31, 2024, are not necessarily indicative of the results that may be expected for the fiscal year ended April 30, 2024. For further information, refer to the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 30, 2023.

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

Note 2 – Concentrations

For the three and nine months ended January 31, 2024, the Company had one customer that constituted 78% and 27% of revenues, and a second customer that constituted 0% and 24% of revenues, and a third customer that constituted 0% and 24% of revenues, respectively. For the three and nine months ended January 31, 2023, the Company had one customer that constituted 0% and 39% of revenues, a second customer that constituted 35% and 15% of revenues, a third customer that constituted 35% and 15% of revenues, and a fourth customer that constituted 17% and 7% of revenues, respectively.

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

Remaining Performance Obligations

The Company’s subscription terms are typically less than one year. All of the Company’s revenues in the three and nine months ended January 31, 2024, which amounted to $1,042,793 and $4,604,260, respectively, are considered contract revenues. Contract revenue as of January 31, 2024 and April 30, 2023, which has not yet been recognized, amounted to $487 and $661, respectively, and is recorded on the balance sheet as deferred revenue. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Disaggregation of Revenue

Revenue is from U.S.-based companies with no notable geographical concentrations in any area. A distinction exists in revenue source; revenues are either generated online or from consulting services.

Revenues disaggregated by revenue source consist of the following:

	Three Months Ended Jan. 31, 2024	Three Months Ended Jan. 31, 2023	Nine Months Ended Jan. 31, 2024	Nine Months Ended Jan. 31, 2023
Consulting services	$862,846	$2,028,260	$3,585,213	$4,784,650
Fees from online services	179,947	232,154	1,019,047	595,310
Total revenues	$1,042,793	$2,260,414	$4,604,260	$5,379,960

Note 4 – Earnings Per Common Share

Net income per common and diluted share were calculated as follows for the three- and nine-month periods ended January 31, 2024 and 2023:

	Three Months Ended January 31, 2024	Three Months Ended January 31, 2023	Nine Months Ended January 31, 2024	Nine Months Ended January 31, 2023
Net income (loss) attributable to common stockholders – basic	$(2,227,542)	$1,696,499	$(2,379,581)	$1,944,114
Adjustments to net income	—	—	—	—
Net income (loss) attributable to common stockholders – diluted	$(2,227,542)	$1,696,499	$(2,379,581)	$1,944,144

Weighted average common shares outstanding - basic	11,466,523	5,166,299	9,457,740	4,208,216
Effect of dilutive securities	—	250	—	250
Weighted average common shares outstanding – diluted	11,466,523	5,166,549	9,457,740	4,208,466

Earnings (loss) per common share - basic	$(0.19)	$0.33	$(0.25)	$0.46
Earnings (loss) per common share - diluted	$(0.19)	$0.33	$(0.25)	$0.46

250 shares of common stock that are issuable pursuant to a stock subscription agreement are included in the calculation of diluted earnings per share for the three and nine months ended January 31, 2023. The 250 shares are not included in the calculation of diluted earnings per share for the three and nine months ended January 31, 2024 because their effect is anti-dilutive.

Outstanding vested warrants to purchase 11,110,932 and 1,541,682 shares of common stock are not included in the calculation of earnings per share for the three and nine months ended January 31, 2024 and 2023, respectively, because their effect is anti-dilutive.

Outstanding vested options to purchase 635,146 and 169,333 shares of common stock are not included in the calculation of earnings per share for the three and nine months ended January 31, 2024 and 2023, respectively, because their effect is anti-dilutive.

Note 5 – Principal Financing Arrangements

The following table summarizes components debt as of January 31, 2024 and April 30, 2023:

	January 31, 2024	April 30, 2023	Interest Rate

Secured lender	$—	$350,000	12.0%
Notes payable – related parties	15,000	15,000	0.0%
U.S. SBA loan	500,000	500,000	3.75%
U.S. SBA loan	1,885,800	1,885,800	1.0%
Loan payable – bank	34,324	34,324	10.9%
Total Debt	2,435,124	2,785,124
Less: current portion of long-term debt	1,935,124	2,285,124
Total long-term debt	$500,000	$500,000

As of January 31, 2024 and April 30, 2023, the Company owed its principal lender $0 and $350,000, respectively, under an amended loan and security agreement dated July 26, 2014, amended several times thereafter and paid in full in May 2023.

As of January 31, 2024 and April 30, 2023, the Company’s related-party unsecured notes payable totaled $15,000.

The Company owes $34,324 as of January 31, 2024 and April 30, 2023 to Chase Bank. For the loan from Chase Bank, the Company pays interest only on a monthly basis, which represents a rate of 10.9% per annum as of January 31, 2024.

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

Note 6 – Income Taxes

For the three and nine months ended January 31, 2024, the Company recorded an income tax benefit of $1,713,999 and $2,339,288, respectively. For the three and nine months ended January 31, 2023, the Company recorded income tax expense of $697,000 and $499,000, respectively. Included in the income tax benefit for the nine months ended January 31, 2024 is an employee retention credit (“ERC”) of $508,292, as provided under the Coronavirus Aid, Relief and Economic Security Act. The ERC is a tax incentive available to the Company for retaining employees during the economic challenges posed by the COVID-19 pandemic.

Note 7 – Related Party Transactions

The Company’s largest shareholder, Netcapital Systems LLC (“Systems”), of which Jason Frishman, Founder, owns a 29% interest, owns 1,711,261 shares of common stock, or 9.9% of the Company’s 17,231,132 outstanding shares as of January 31, 2024. The company paid Systems $95,000 and $100,000 in the three- and nine-month periods ended January 31, 2024, and $100,000 and $300,000 in the three- and nine month periods ended January 31, 2023, respectively, for use of the software that runs the website www.netcapital.com.

Cecilia Lenk, the Chief Executive Officer of Netcapital Advisors Inc., (“Advisors”), our wholly owned subsidiary, is a member of the board of directors of KingsCrowd Inc. The Company sold 606,060 shares of KingsCrowd in June 2022 for proceeds of $200,000 and recorded a realized loss on the sale of the investment of $406,060 during the nine months ended January 31, 2023. As of January 31, 2024 and April 30, 2023, the Company owned 3,209,685 shares of KingsCrowd Inc., valued at $513,550 and $3,209,685, respectively.

Cecilia Lenk, the Chief Executive Officer of Advisors is a member of the board of directors of Deuce Drone LLC. As of January 31, 2024 and April 30, 2023, the Company owns 2,350,000 membership interest units of Deuce Drone LLC., valued at $2,350,000. The Company has notes receivable aggregating to $152,000 from Deuce Drone LLC as of January 31, 2024 and April 30, 2023.

Compensation to officers in the three- and nine-month periods ended January 31, 2024 consisted of stock-based compensation valued at $94,631 and $281,689, respectively, and cash salary of $218,471 and $751,488, respectively.

Compensation to officers in the three- and nine-month periods ended January 31, 2023 consisted of stock-based compensation valued at $32,382 and $44,464, respectively, and cash salary of $141,769 and $391,384, respectively.

Compensation to a related party consultant, John Fanning Jr., son of our CFO, in the three- and nine-month periods ended January 31, 2024 consisted of cash wages of $14,624 and $44,641, respectively, and for the three- and nine-month periods ended January 31, 2023 consisted of cash wages of $15,000 and $45,000, respectively This consultant is also the controlling shareholder of Zelgor Inc. and $0 and $33,000 of the Company’s revenues in the three- and nine-month periods ended January 31, 2024, respectively, and $16,500 and $44,000 of the Company’s revenues in the three- and nine-month periods ended January 31, 2023, respectively, were from Zelgor Inc. As of January 31, 2024 and April 30, 2023, the Company owned 1,400,000 shares which are valued at $1,400,000.

As of January 31, 2024 and April 30, 2023, the Company has invested $240,080 in an affiliate, 6A Aviation Alaska Consortium, Inc., in conjunction with a land lease in an airport in Alaska. Cecilia Lenk, the Chief Executive Officer of Advisors is also the Chief Executive Officer of 6A Aviation Alaska Consortium, Inc.

We owe Steven Geary, a director, $31,680 as of January 31, 2024 and April 30, 2023. This obligation is not interest bearing. $16,680 is recorded as a related party trade accounts payable and $15,000 as a related party note payable. We have no signed agreements for the indebtedness to Mr. Geary and accordingly such obligations are not deemed in default. We owe Paul Riss, a director of our Netcapital Funding Portal Inc., $58,524, which is recorded as a related party trade accounts payable, and along with the $16,680 amount due to Mr. Geary, accounts for the total related party trade accounts payable amount of $75,204. The related party trade accounts payable obligations are not interest bearing and are not deemed in default.

During the nine months ended January 31, 2023, we paid $12,019 to a related party to retire a note payable of $3,200 and expenses payable of $8,819.

In January 2023 we granted stock options to purchase an aggregate of 1,600,000 shares of our common stock to four related parties as follows: our Chief Executive Officer, Martin Kay, 1,000,000 shares; our Chief Financial Officer, Coreen Kraysler 200,000 shares; our Founder, Jason Frishman, 200,000 shares; and a director of Netcapital Funding Portal, Inc., Paul Riss, 200,000 shares. The options have an exercise price of $1.43, vest monthly on a straight-line basis over a 4-year period and expire in 10 years.

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

Note 8 – Stockholders’ Equity

The Company is authorized to issue 900,000,000 shares of its common stock, par value $0.001. 17,231,132 and 6,440,527 shares were outstanding as of January 31, 2024 and April 30, 2023, respectively.

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

In May 2023, the Company issued 100,000 shares of its common stock, valued at $144,000, in conjunction with a consulting agreement with a business.

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

On December 27, 2023, the Company completed a public offering of (i) 4,800,000 shares of common stock, par value $0.001 per share, of the Company (the “Common Share”); (ii) 11,200,000 prefunded warrants (the “Prefunded Warrants”) to purchase 11,200,000 shares of Common Stock of the Company (the “Prefunded Warrant Shares”); (iii) 16,000,000 Series A-1 warrants (the “Series A-1 Common Warrants”) to purchase 16,000,000 shares of Common Stock of the Company (the “Series A-1 Common Warrant Shares”) and (iv) 16,000,000 Series A-2 warrants (the “Series A-2 Common Warrants,” together with the Series A-1 Warrants, the “Common Warrants”) to purchase 16,000,000 shares of Common Stock of the Company (the “Series A-2 Common Warrant Shares,” together with the Series A-1 Common Warrants Shares, the “Common Warrant Shares”). The offering price of each Common Share and accompanying Series A-1 Common Warrant and Series A-2 Common Warrant was $0.25, and the offering price of each Prefunded Warrant and accompanying Series A-1 Common Warrant and Series A-2 Common Warrant was $0.249. The Common Shares, Prefunded Warrants, Prefunded Warrant Shares, Series A-1 Common Warrants, Series A-1 Common Warrant Shares, Series A-2 Common Warrants, Series A-2 Common Warrant Shares are collectively referred to as the “Securities.”

Each Common Warrant has an exercise price of $0.25 per share. The Common Warrants became exercisable on February 23, 2024. The Series A-1 Common Warrants expire on February 23, 2029. The Series A-2 Common Warrants expire on August 23, 2025. A holder may not exercise any portion of the Common Warrants to the extent the Purchaser would own more than 4.99% of the outstanding Common Stock immediately after exercise. A holder may increase or decrease this percentage with respect to either the Series A-1 Common Warrants or the Series A-2 Common Warrants to a percentage not in excess of 9.99%, except that any such increase shall require at least 61 days’ prior notice to the Company.

The Prefunded Warrants were immediately exercisable and may be exercised at a nominal exercise price of $0.001 per share of Common Stock at any time until all of the Prefunded Warrants are exercised in full. A holder may not exercise any portion of the Prefunded Warrants to the extent the Purchaser would own more than 4.99% of the outstanding Common Stock immediately after exercise. The holder may increase or decrease this percentage with respect to Prefunded Warrants to a percentage not in excess of 9.99%, except that any such increase shall require at least 61 days’ prior notice to the Company.

As compensation to H.C. Wainwright & Co., LLC as the exclusive placement agent in connection with the offering of the Securities (the “Placement Agent”), the Company paid the Placement Agent a cash fee of 7.5% of the aggregate gross proceeds raised in the offering, plus a management fee equal to 1.0% of the gross proceeds raised in the offering and reimbursement of certain expenses and legal fees. The Company also issued warrants to designees of the Placement Agent (the “Placement Agent Warrants”) to purchase up to 1,200,000 shares of Common Stock. The Placement Agent Warrants have substantially the same terms as the Common Warrants, except that the Placement Agent Warrants have an exercise price equal to $0.3125 per share and expire on December 27, 2028.

On January 19, 2024, the Company issued 1,390,000 shares of common stock upon the exercise of Prefunded Warrants and receipt of the exercise price of $1,390. On January 31, 2024, the Company issued 1,582,000 shares of common stock upon the exercise of 1,582,000 Prefunded Warrants and receipt of the exercise price of $1,582.

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

For the three and nine months ended January 31, 2024, stock-based compensation expense amounted to $280,522 and $1,044,395, respectively. For the three and nine months ended January 31, 2023, stock-based compensation expense amounted to $63,057 and $128,963, respectively.

The table below presents the components of compensation expense for the issuance of shares of common stock and stock options to employees and consultants for the three- and nine-month periods ended January 31, 2024 and 2023.

Stock-based compensation expense	Three Months Ended Jan. 31, 2024	Three Months Ended Jan. 31, 2023	Nine Months Ended Jan. 31, 2024	Nine Months Ended Jan. 31, 2023
Chief Executive Officer	$62,493	$20,023	$187,479	$22,440
Chief Financial Officer	14,914	6,179	44,742	11,012
Chief Executive Officer, Advisors	2,310	1,221	4,726	3,663
Founder	14,914	—	44,742	—
Marketing consultant	—	—	144,000	—
Marketing consultant	—	—	58,829	—
Employee and consultant options	44,740	35,634	136,424	91,848
Business consultant	141,151	—	423,453	—
Total stock-based compensation expense	$280,522	$63,057	$1,044,395	$128,963

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

The following table sets forth the major categories of the intangible assets as of January 31, 2024 and April 30, 2023

	January 31, 2024	April 30, 2023

Acquired users	$14,288,695	$14,288,695
Acquired brand	583,429	583,429
Acquired IP and Website	435,000	435,000
Professional practice	556,830	556,830
Literary works and contracts	107,750	107,750
Total intangible assets	15,971,704	15,971,704
Less: accumulated amortization	181,400	96,407
Net intangible assets	$15,790,304	$15,875,297

As of January 31, 2024, the weighted average remaining useful life for technology, trade names, professional practice, literary works and domains is 13.41 years. Accumulated amortization amounted to $181,400 and $96,407 as of January 31, 2024 and April 30, 2023, resulting in net intangible assets of $15,790,304 and $15,875,297, respectively.

Note 13 – Investments

In the three-month period ended January 31, 2024, the Company received equity securities from 6 issuers that closed on the sale of securities on the Netcapital Funding Portal. In addition to cash fees, various issuers pay the Company a fee of 1% of the equity securities sold on the funding portal. As of January 31, 2024, the Company received 8,989 shares of common stock of Avadain, Inc., valued at $44,945; 12 membership units of Averroes Software LLC, valued at $120; 13 shares of common stock of NeuraMetrix, Inc., valued at $117; 1,366 shares of common stock of Recruiting Analytics Inc., valued at $1,626; 422 membership units of Harvest Today, LLC, valued at $1,266; and 939 shares of common stock of VideoXRM, Inc., valued at $939.

In May 2023, the Company received 2,853,659 units of RealWorld LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.41 per unit based on a sales price of $0.41 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,170,000. As of January 31, 2024, the Company owned 2,853,659 units which are valued at $1,170,000.

In April 2023, the Company received 2,853,659 units of HeadFarm LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.41 per unit based on a sales price of $0.41 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,170,000. As of January 31, 2024 and April 30, 2023, the Company owned 2,853,659 units which are valued at $1,170,000.

In April 2023, the Company received 2,853,659 units of CupCrew LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.41 per unit based on a sales price of $0.41 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,170,000. As of January 31, 2024 and April 30, 2023, the Company owned 2,853,659 units which are valued at $1,170,000.

In April 2023, the Company received 2,853,659 units of CountSharp LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.41 per unit based on a sales price of $0.41 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,170,000. As of January 31, 2024 and April 30, 2023, the Company owned 2,853,659 units which are valued at $1,170,000.

In January 2023, the Company received 2,100,000 units of Dark LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $1.00 per unit based on a sales price of $1.00 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $2,100,000. As of January 31, 2024 and April 30, 2023, the Company owned 2,100,000 units which are valued at $2,100,000.

In August 2022, the Company received 1,911,765 units of NetWire LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.68 per unit based on a sales price of $0.68 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,300,000. As of January 31, 2024 and April 30, 2023, the Company owned 1,911,765 units which are valued at $1,300,000.

In May 2022, the Company received 1,764,706 units of Reper LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.68 per unit based on a sales price of $0.68 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,200,000. As of January 31, 2024 and April 30, 2023, the Company owned 1,764,706 units which are valued at $1,200,000.

In April 2022, the Company received 3,000,000 units of Cust Corp. as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.40 per unit based on a sales price of $0.40 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,200,000. As of January 31, 2024 and April 30, 2023, the Company owned 3,000,000 units which are valued at $1,200,000.

In January 2022, the Company received 1,700,000 units of ScanHash LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.25 per unit based on a sales price of $0.25 per unit on an online funding portal. The receipt of the units satisfied $425,000 of an accounts receivable balance. As of January 31, 2024 and April 30, 2023, the Company owned 1,700,000 units which are valued at $425,000.

In January 2022, the Company received 2,850,000 units of Hiveskill LLC as payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.25 per unit based on a sales price of $0.25 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $712,500. As of January 31, 2024 and April 30, 2023, the Company owned 2,850,000 units which are valued at $712,500.

In fiscal 2022, the Company purchased a 10% interest, or 400 shares of common stock, in Caesar Media Group Inc. (“Caesar”) for an initial purchase price of 50,000 shares of the Company’s common stock, valued at $500,000. Caesar is a marketing and technology solutions provider. The purchase agreement included additional contractual requirements for the Company and Caesar, including the issuance of an additional 150,000 shares of common stock of the Company over a two-year period, which have all been issued as of October 31, 2023. As of January 31, 2024 and April 30, 2023, there have been no observable price changes in the value of the Caesar’s common stock and the Company has valued its ownership in Caesar at cost, which amounted to $1,999,127 as of January 31, 2024, and $1,632,752 as of April 30, 2023.

In May 2020, the Company entered a consulting contract with Watch Party LLC (“WP”), which allowed the Company to receive 110,000 membership interest units of WP in return for consulting services. The Company earned 97,500 membership interest units in the quarter ended July 31, 2020. The WP units are valued at $2.14 per unit based on a sales price of $2.14 per unit on an online funding portal. As of January 31, 2024 and April 30, 2023, the Company owned 110,000 WP units, which are valued at $440,000.

In May 2020, the Company entered a consulting contract with ChipBrain LLC (“Chip”), which allowed the Company to receive 710,200 membership interest units of Chip in return for consulting services. The Chip units were initially valued at $0.93 per unit based on a sales price of $0.93 per unit on an online funding portal. Subsequently, Chip sold identical units for $2.40 per unit, and as of January 31, 2024 and April 30, 2023, the 710,200 units owned by the Company are valued at $3,366,348.

In May 2020, the Company entered a consulting contract with a related party, Zelgor Inc. (“Zelgor”), which allowed the Company to receive 1,400,000 shares of common stock of Zelgor in return for consulting services. The Zelgor shares are valued at $1.00 per share based on a sales price of $1.00 per share on an online funding portal. As of January 31, 2024 and April 30, 2023, the Company owned 1,400,000 shares which are valued at $1,400,000.

On January 2, 2020, the Company entered a consulting contract with Deuce Drone LLC (“Drone”), which allowed the Company to receive 2,350,000 membership interest units of Drone in return for consulting services. The Drone units were originally valued at $0.35 per unit based on a sales price of $0.35 per unit when the units were earned, or $822,500. Drone subsequently sold identical Drone units for $1.00 per unit on an online funding portal and as of January 31, 2024 and April 30, 2023, the units owned by the Company are valued at $2,350,000.

In August 2019, the Company entered into a consulting contract with KingsCrowd LLC (“KingsCrowd”), which allowed the Company to receive 300,000 membership interest units of KingsCrowd in return for consulting services. The KingsCrowd units were valued at $1.80 per unit based on a sales price of $1.80 per unit when the units were earned, or $540,000. In December 2020, KingsCrowd converted from a limited liability company to a corporation to facilitate raising capital under Regulation A. KingsCrowd filed a Form 1-A Offering Statement under the Securities Act of 1933 and is selling shares at $1.00 per share. In connection with the conversion to a corporation, each membership interest unit converted into 12.71915 shares of common stock. The Company sold 606,060 shares of KingsCrowd in June 2022 for proceeds of $200,000 and recorded a realized loss on the sale of the investment of $406,060. KingsCrowd filed a post qualification offering circular amendment on July 21, 2022 and continued to sell shares of common stock to the public for $1.00 per share. On March 1, 2024, KingsCrowd filed a Form 1-SA that disclosed it had sold shares of common stock at a price of $0.16 per share. The Company noted that this observable price change occurred before January 31, 2024, and consequently recorded an unrealized loss on equity securities of $2,696,135 for the three- and nine-month periods ended January 31, 2024. As of January 31, 2024 and April 30, 2023, the Company owned 3,209,685 shares of KingsCrowd valued at $513,550 and $3,209,685, respectively.

During fiscal 2019, the Company entered a consulting contract with NetCapital Systems LLC (“NetCapital”), which allowed the Company to receive up to 1,000 membership interest units of NetCapital in return for consulting services. The Company earned all 1,000 Netcapital units but sold a portion of the units in fiscal 2020 at a sales price of $91.15 per unit. As of January 31, 2024 and April 30, 2023, the Company owned 528 Netcapital units, at a value of $48,128.

In July 2020 the Company entered a consulting agreement with Vymedic, Inc. for a $40,000 fee over a 5-month period. Half the fee was payable in stock and half was payable in cash. As of January 31, 2024 and April 30, 2023, the Company owned 4,000 units, at a value of $11,032.

In August 2020 the Company entered a consulting agreement with C-Reveal Therapeutics LLC (“CRT”). for a $120,000 fee over a 12-month period. $50,000 of the fee was payable in CRT units. As of January 31, 2024 and April 30, 2023, the Company owned 5,000 units, at a value of $50,000.

The following table summarizes the components of investments as of January 31, 2024 and April 30, 2023:

	January 31, 2024	April 30, 2023

Netcapital Systems LLC	$48,128	$48,128
MustWatch LLC	440,000	440,000
Zelgor Inc.	1,400,000	1,400,000
ChipBrain LLC	3,366,348	3,366,348
Vymedic Inc.	11,032	11,032
C-Reveal Therapeutics LLC	50,000	50,000
Deuce Drone LLC	2,350,000	2,350,000
Hiveskill LLC	712,500	712,500
ScanHash LLC	425,000	425,000
Caesar Media Group Inc.	1,999,127	1,632,752
Cust Corp.	1,200,000	1,200,000
Kingscrowd Inc.	513,550	3,209,685
Reper LLC	1,200,000	1,200,000
Dark LLC	2,100,000	2,100,000
Netwire LLC	1,300,000	1,300,000
CountSharp LLC	1,170,000	1,170,000
CupCrew LLC	1,170,000	1,170,000
HeadFarm LLC	1,170,000	1,170,000
RealWorld LLC	1,170,000	—
Avadain, Inc.	44,945	—
Averroes Software LLC	120	—
NeuraMetrix, Inc.	117	—
Recruiting Analytics Inc.	1,626	—
Harvest Today, LLC	1,266	—
VideoXRMn Inc.	939	—
Total	$21,844,698	$22,955,445

The above investments in equity securities are within the scope of ASC 321. The Company monitors the investments for any changes in observable prices from orderly transactions. All investments are initially measured at cost and evaluated for changes in estimated fair value.

Note 14 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, as of January 31, 2024, the Company had working capital of $2,719,419 and for the nine months ended January 31, 2024, the Company had an operating loss of $1,901,957 and net cash used in operating activities amounted to $3,565,953.

There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. The Company has recently reduced its operating expenses and has turned its focus to its funding portal business, which generates cash revenues and has seen a growth in revenues on a year-to-year basis. The Company plans to continue operating with lower fixed overhead amounts and seeks to raise money from private placements, public offerings and/or bank financing. The Company’s management has determined, based on its recent history and the negative cash flow from operations, that it is unlikely that its plan will sufficiently alleviate or mitigate, to a sufficient level, the relevant conditions or events noted above. To the extent that funds generated from any private placements, public offerings and/or bank financing, if available, are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the Company’s management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements. There can be no assurance that the Company will be able to achieve its business plan objectives or be able to achieve or maintain cash-flow-positive operating results. If the Company is unable to generate adequate funds from operations or raise sufficient additional funds, the Company may not be able to repay its existing debt, continue to operate its business network, respond to competitive pressures or fund its operations. As a result, the Company may be required to significantly reduce, reorganize, discontinue or shut down its operations. The financial statements do not include any adjustments that might result from this uncertainty.

Note 15 – Subsequent Events

The Company evaluated subsequent events through the date these financial statements were available to be issued.

On February 20, 2024 the Company received a warrant exercise notice of Prefunded Warrants to purchase 1,390,000 Warrant Shares and issued 1,390,000 shares of its common stock upon the receipt of the exercise price of $1,390. On March 8, 2024 the Company received a warrant exercise notice of Prefunded Warrants to purchase 1,390,000 Warrant Shares and issued 1,390,000 shares of its common stock upon the receipt of the exercise price of $1,390. There were no other material subsequent events that required recognition or additional disclosure in these financial statements.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Overview

Netcapital Inc. is a fintech company with a scalable technology platform that allows private companies to raise capital online from accredited and non-accredited investors. We give investors the opportunity to access investments in private companies. We believe our model is disruptive to traditional private equity investing and is based on Title III, Reg CF of the JOBS Act. In addition, we have recently expanded our model to include Regulation A (“Reg A”) offerings. We generate fees from listing private companies on our funding portal located at www.netcapital.com. We generate fees from listing private companies on netcapital.com. We also generate fees from advising companies with respect to their Reg A offerings posted on www.netcapital.com. Our consulting group, Netcapital Advisors, Inc. (Netcapital Advisors), which is a wholly-owned subsidiary, provides marketing and strategic advice in exchange for equity positions and/or cash fees. The Netcapital funding portal is registered with the SEC, is a member of the Financial Industry Regulatory Authority, or FINRA, a registered national securities association, and provides investors with opportunities to invest in private companies. Neither Netcapital Advisors, nor any Netcapital entity or subsidiary, is a broker- dealer, nor do any of such entities operate as a broker-dealer with respect to any Reg A offering listed on the www.netcapital.com website.

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

We generated revenues of $4,604,260, with costs of service of $97,062, in the nine months ended January 31, 2024 for a gross profit of $4,507,198 (consisting of $3,489,013 in equity securities for payment of services and $1,115,247 in cash-based revenues, offset by $97,062 for costs of services) in the nine months ended January 31, 2024 as compared to revenues of $5,379,960 with costs of service of $61,603 in the nine months ended January 31, 2023 for a gross profit of $5,318,357 (consisting of $4,375,000 in equity securities for the payment of services and $1,004,960 in cash-based revenues, offset by $61,603 for costs of services) in the nine months ended January 31, 2023. Our cash-based gross profits as a percentage of gross profits were approximately 7% and 2%, respectively in the nine month periods ended January 31, 2024 and 2023, entities (for which we performed services) in which we own equity during such periods. The total number of offerings on the Netcapital funding portal in the nine months ended January 31, 2024 and 2023 that closed was 36 and 30, respectively, of which 11 and 7 offerings hosted on the Netcapital funding platform in the nine months ended January 31, 2024 and 2023, respectively, terminated their listings without raising the required minimum dollar amount of capital. The total number of offerings on the Netcapital funding portal in fiscal 2023 and 2022 that closed was 63 and 81, respectively, of which 13 and 17 offerings hosted on the Netcapital funding platform in fiscal 2023 and 2022, respectively, terminated their listings without raising the required minimum dollar amount of capital. As of the date of this report, we own minority equity positions in 25 portfolio companies that have utilized the funding portal to facilitate their offerings, which equity was received as payment for services.

Netcapital.com is an SEC-registered funding portal that enables private companies to raise capital online, while investors are able to invest from almost anywhere in the world, at any time, with just a few clicks. Securities offerings on the portal are accessible through individual offering pages, where companies include product or service details, market size, competitive advantages, and financial documents. Companies can accept investments from virtually anyone, including friends, family, customers, and employees. Customer accounts on our platform are not permitted to hold or use digital securities to make an investment.

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

Recent Developments

Extension Notice from Nasdaq to Regain Compliance with the Minimum Bid Price Rule

As previously disclosed on a Current Report on Form 8-K filed by us on September 1, 2023, we received a notification from The Nasdaq Stock Market, LLC (“Nasdaq”) notifying us that we were not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Specifically, Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. We initially had 180 calendar days, or until February 28, 2024, to regain compliance with the minimum bid price requirement. We were unable to regain compliance with the minimum bid price requirement by February 28, 2024.

On February 29, 2024, we received a letter (the “Extension Notice”) from Nasdaq notifying us that our request for an extension to regain compliance with the minimum bid price requirement has been granted, and we have an additional 180 calendar days, or until August 26, 2024, to regain compliance with the minimum bid price requirement. Nasdaq’s determination was based on us meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market with the exception of the bid price requirement, and our written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. The Extension Notice has no immediate effect on the listing or trading of our common stock on The Nasdaq Capital Market and, at this time, our common stock will continue to trade on The Nasdaq Capital Market under the symbol “NCPL.”

If at any time before August 26, 2024, the bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will notify us that we are in compliance with the minimum bid price requirement. However, if compliance with the minimum bid price requirement cannot be demonstrated by August 26, 2024, Nasdaq will notify us that our common stock will be delisted from The Nasdaq Capital Market, at which time, we may appeal Nasdaq’s determination to a Hearings Panel.

We intend to monitor the closing bid price of its common stock and may, if appropriate, consider implementing available options, including, but not limited to, implementing a reverse stock split of our outstanding securities during the second compliance period, to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules.

December 2023 Public Offering

On December 27, 2023, we completed a public offering of (i) 4,800,000 shares of our common stock; (ii) 11,200,000 prefunded warrants to purchase 11,200,000 shares of our common stock; (iii) 16,000,000 Series A-1 warrants to purchase 16,000,000 shares of our common and (iv) 16,000,000 Series A-2 warrants to purchase 16,000,000 shares of our common stock of the Company for gross proceeds of $4 million, before deducting underwriting discounts and offering expenses payable by us. The offering price of each common share and accompanying Series A-1 warrant and Series A-2 warrant was $0.25, and the offering price of each prefunded warrant and accompanying Series A-1 warrant and Series A-2 warrant was $0.249. Each Common Warrant has an exercise price of $0.25 per share. The Series A-1 Common Warrants will expire on February 23, 2029. The Series A-2 Common Warrants will expire August 23, 2025 following the date of Shareholder Approval. We received net proceeds of approximately $3.37 million from this offering, after deducting the estimated offering expenses payable by us, including the placement agent fees. We also issued warrants to designees of the H.C. Wainwright, who served as placement agent for this offering to purchase up to 1,200,000 shares of our common stock, which warrants have substantially the same terms as the Series A-1 warrants and Series A-2 warrants, except that warrants issued to the designees of the placement agent have an exercise price equal to $0.3125 per share and expire on December 27, 2028.

Results of Operations

Comparison of the Three Months Ended January 31, 2024 and 2023

Our revenues for the three months ended January 31, 2024, decreased by $1,217,621, or approximately 54%, to $1,042,793 as compared to $2,260,414 during the three months ended January 31, 2023. The decrease in revenues was primarily attributed to a decrease in revenues for consulting services that we provide in exchange for equity securities during the quarter ended January 31, 2024, as compared to the quarter ended January 31, 2023. In the three months ended January 31, 2024, revenues from equity-based contracts decreased by $1,087,654, or 56%, to $862,346, as compared to revenues of $1,950,000 in the three months ended January 31, 2023. A decrease of $52,245, or 23%, was also noted in funding portal revenues in the three months ended January 31, 2024, when compared to the prior year fiscal quarter. In the three months ended January 31, 2024, we recorded $179,588 in funding portal revenues, consisting of portal fees of $84,548 and listing fees of $95,040, as compared to funding portal revenues of $231,833 in the three months ended January 31, 2023, consisting of portal fees of $99,333 and listing fees of $132,500. The decrease in funding portal revenues in the three months ended January 31, 2024 is primarily attributable to fewer issuers listing to raise capital on the funding portal platform.

The components of revenue were as follows:

	Jan. 31, 2024	Jan. 31, 2023
Consulting services for equity securities	$862,346	$1,950,000
Consulting revenue	500	78,260
Portal fees	84,548	99,333
Listing fees	95,040	132,500
Other revenue	359	321
Total	$1,042,793	$2,260,414

Costs of revenues increased by $54,570 to $58,875, or approximately 1,268% for the three months ended January 31, 2024 from $4,305 during the three months ended January 31, 2023. The increase was attributed to additional costs for funding portal services.

Payroll and payroll related expenses decreased by $76,526, or 8%, to $869,517 for the three months ended January 31, 2024, as compared to $946,043 during the three months ended January 31, 2023. The decrease was attributed to the elimination of certain positions during the quarter ended January 31, 2024.

Marketing expense increased by $8,649, or approximately 37%, to $32,198 for the three months ended January 31, 2024, as compared to $23,549 during the three months ended January 31, 2023. The increase in expense was primarily attributed to an increase in marketing outlets that we utilized in the three months ended January 31, 2024.

Rent expense increased by $2,357, or approximately 14%, to $19,544 for the three months ended January 31, 2024, as compared to $17,187 during the three months ended January 31, 2023. The increase was primarily attributed to a new office-space agreement that became effective in the current fiscal year.

General and administrative expenses increased by $524,206, or 92%, to $1,092,459 for the three months ended January 31, 2024, from $568,253 during the three months ended January 31, 2023. The increase was primarily attributed to stock-based compensation utilized to pay for professional fees and increased legal costs.

Consulting expense increased by $44,857, or approximately 34%, to $175,357 for the three months ended January 31, 2024 from $130,500 during the three months ended January 31, 2023. The increase was primarily attributed to an increase in overseas programmers.

We recognized an unrealized loss in the value of our equity securities of $2,696,135 for the three months ended January 31, 2024, as compared to an unrealized gain of $1,866,468 in the value of our equity securities for the three months ended January 31, 2023. The loss in fiscal 2024 was attributable to a decrease in value to $0.16 per share from $1.00 per share for 3,209,685 shares that we own of KingCrowd, Inc. The gain in fiscal 2023 resulted from an increase in value of $204,000 for our 110,000 units of MustWatch LLC, from $2.14 per unit to $4.00 per unit, and an increase in value of $1,661,868 for our 710,200 units of ChipBrain LLC, from $0.93 per unit to $4.74 per unit

Interest expense decreased by $5,714 to $11,918, or approximately 32%, for the three months ended January 31, 2024, as compared to $17,632 during the three months ended January 31, 2023. The decrease in interest expense was primarily attributed to lower debt amounts that resulted from paying off a secured term loan.

Comparison of the Nine Months Ended January 31, 2024 and 2023

Our revenues for the nine months ended January 31, 2024, decreased by $775,700, or approximately 14%, to $4,604,260, as compared to $5,379,960 during the nine months ended January 31, 2023. The decrease in revenues is attributable to a decrease in revenue of $885,987, or 20%, in consulting services that are provided in exchange for equity securities, and a decrease in cash-based consulting revenue of $313,450, or 77%. These decreases were offset by an increase in funding portal revenues in the nine-month period ended January 31, 2024, as compared to the nine-month period ended January 31, 2023, consisting of an increase in portal fees of $375,683, or 152%, and an increase in listing fees of $48,040, or 14%. The increase in funding portal revenues in the nine months ended January 31, 2024 is primarily attributable to increased offering activity on the platform that generated increased investments by investors who purchased securities on the portal.

The components of revenue were as follows:

	Jan. 31, 2024	Jan. 31, 2023
Consulting services for equity securities	$3,489,013	$4,375,000
Consulting revenue	96,200	409,650
Portal fees	623,610	247,927
Listing fees	394,540	346,500
Other revenue	897	883
Total	$4,604,260	$5,379,960

Costs of revenues increased by $35,459 to $97,062, or approximately 58%, for the nine months ended January 31, 2024 from $61,603 during the nine months ended January 31, 2023. The increase was primarily attributed to an increase in costs for the funding portal.

Payroll and payroll related expenses increased by $364,503, or approximately 14%, to $2,957,394 for the nine months ended January 31, 2024, as compared to $2,592,891 during the nine months ended January 31, 2023. The increase was attributed to higher wages in the first half of the fiscal year and additional stock-based compensation.

Marketing expense increased by $256,606, or approximately 400%, to $320,817 for the nine months ended January 31, 2024, as compared to $64,211 during the nine months ended January 31, 2023. The increase was to bring awareness to the funding portal operations and the Company to attract new issuers and investors.

Rent expense increased by $5,947, or approximately 12%, to $57,533 for the nine months ended January 31, 2024, as compared to $51,586 during the nine months ended January 31, 2023. The increase was primarily attributed to a new office-space agreement that became effective in the current fiscal year.

General and administrative expenses increased by $1,288,013, or approximately 104%, to $2,529,378 for the nine months ended January 31, 2024, from $1,241,365 during the nine months ended January 31, 2023. The increase was primarily attributed to professional fees, including stock-based compensation.

Consulting expense increased by $88,141, or 19%, to $544,033 for the nine months ended January 31, 2024 from $455,892 during the nine months ended January 31, 2023. The increase was primarily attributed to increased payments to software engineers.

We recognized an unrealized loss in the value of our equity securities of $2,696,135 for the nine months ended January 31, 2024, as compared to an unrealized gain of $1,857,500 in the value of our equity securities for the nine months ended January 31, 2023. The loss in fiscal 2024 was attributable to a decrease in value to $0.16 per share from $1.00 per share for 3,209,685 shares of common stock that we own of KingCrowd, Inc. The gain in fiscal 2023 resulted from an increase in value of $204,000 for our 110,000 units of MustWatch LLC, from $2.14 per unit to $4.00 per unit, and an increase in value of $1,661,868 in our 710,200 units of ChipBrain LLC, from $0.93 per unit to $4.74 per unit, less an unrealized loss of $8,968 in the value of the 4,000 shares of Vymedic Inc. from $5.00 per share to $2.76 per share.

Interest expense decreased by $41,138 to $35,784, or approximately 54%, for the nine months ended January 31, 2024, as compared to $76,922 during the nine months ended January 31, 2023. The decrease in interest expense was primarily attributed to lower debt amounts that resulted from paying off a secured term loan.

Liquidity and Capital Resources

As of January 31, 2024, we had cash and cash equivalents of $2,172,099 and working capital of $2,719,419 as compared to cash and cash equivalents of $569,441 and negative working capital of $2,622,670 at April 30, 2023.

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

On May 23, 2023, we entered into a securities purchase agreement with certain institutional investors, pursuant to which sold to such investors, in a registered direct offering (the “Offering”), 1,100,000 shares of our common stock, at a price of $1.55 per share, for aggregate gross proceeds of $1,705,000, before deducting the placement agent’s fees and other offering expenses payable by us. This offering closed on May 25, 2023.

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

On December 27, 2023, we completed a public offering of (i) 4,800,000 shares of our common stock; (ii) 11,200,000 prefunded warrants to purchase 11,200,000 shares of our common stock; (iii) 16,000,000 Series A-1 warrants to purchase 16,000,000 shares of our common and (iv) 16,000,000 Series A-2 warrants to purchase 16,000,000 shares of our common stock of the Company for gross proceeds of $4 million, before deducting underwriting discounts and offering expenses payable by us. The offering price of each common share and accompanying Series A-1 warrant and Series A-2 warrant was $0.25, and the offering price of each prefunded warrant and accompanying Series A-1 warrant and Series A-2 warrant was $0.249. Each Common Warrant has an exercise price of $0.25 per share. The Series A-1 Common Warrants will expire on February 23, 2029. The Series A-2 Common Warrants will expire August 23, 2025 following the date of Shareholder Approval. We received net proceeds of approximately $3.37 million from this offering, after deducting the estimated offering expenses payable by us, including the placement agent fees. We also issued warrants to designees of the H.C. Wainwright, who served as placement agent for this offering to purchase up to 1,200,000 shares of our common stock, which warrants have substantially the same terms as the Series A-1 warrants and Series A-2 warrants, except that warrants issued to the designees of the placement agent have an exercise price equal to $0.3125 per share and expire on December 27, 2028.

We believe that our existing cash investment balances, our anticipated cash flows from operations and liquidity sources including offering of equity and/or debt securities and/or the sale of equity positions in certain portfolio companies for which we provide marketing and strategic advice may not be sufficient to meet our working capital and expenditure requirements for the next 12 months. Consequently, beginning in November 2023, we laid off some employees, and took other steps to reduce operating expenses. We plan to continue operating with lower fixed overhead amounts and seek to raise money from private placements, public offerings and/or bank financing. Our management has determined, based on its recent history and the negative cash flow from operations, that it is unlikely that its plan will sufficiently alleviate or mitigate, to a sufficient level, the relevant conditions or events noted above. To the extent that funds generated from any private placements, public offerings and/or bank financing, if available, are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. Accordingly, the Company’s management has concluded that these conditions raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to achieve our business plan objectives or be able to achieve or maintain cash-flow-positive operating results. If we are unable to generate adequate funds from operations or raise sufficient additional funds, we may not be able to repay our existing debt, continue to operate our business network, respond to competitive pressures or fund our operations. As a result, we may be required to significantly reduce, reorganize, discontinue or shut down our operations.

Year over Year Changes

Net cash used in operating activities amounted to $3,565,953 and $3,414,714 for the nine months ended January 31, 2024 and 2023, respectively. The principal sources of cash from operating activities in the nine months ended January 31, 2024 were an unrealized loss on equity securities of $2,696,135 and stock-based compensation of $1,044,395. However, the sources of cash were offset by a net loss of $2,379,581, a receipt of equity in lieu of cash of $1,219,012, changes in deferred taxes of $1,657,000 and an increase in accounts receivable of $2,319,001. The principal sources of cash from operating activities for the nine months ended January 31, 2023 was net income of $1,944,114, a realized loss on investments of $406,060, a change in deferred taxes of $499,000, and stock-based compensation of $128,963. However, these sources of cash were offset by the receipt of equity securities in lieu of cash of $4,600,000, a gain on a debt conversion of $224,260, and an unrealized gain on equity securities of $1,857,500.

Net cash used in investing activities in the nine months ended January 31, 2024 of $20,000 is a note receivable. Net cash provided by investing activities in the nine months ended January 31, 2023 consisted of proceeds of $200,000 from the sale of 606,060 shares of an investment in KingsCrowd Inc.

For the nine months ended January 31, 2024, net cash provided by financing activities amounted to $5,188,611, which consisted of proceeds from the sale of common stock of $5,538,611, which was offset by repayment of $350,000 in principal to our secured lender. For the nine months ended January 31, 2023, net cash provided from financing activities amounted to $4,512,716, which included proceeds from the sale of common stock of $5,570,576, which was offset by a payment of $7,860 for a related party note, and payment of $1,050,000 to a secured lender.

In the nine months ended January 31, 2024 and 2023, there were no expenditures for capital assets. We do not anticipate any capital expenditures in fiscal 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures.

The Company’s management, with the participation of the Principal Executive Officer (the “PEO”) and Principal Financial Officer (the “PFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of January 31, 2024. Based on that evaluation, the PEO and the PFO concluded that, as of January 31, 2024, such controls and procedures were effective.

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

Under the supervision and with the participation of management, including the PEO and the PFO, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of January 31, 2024, based on the criteria established in a report entitled “2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of January 31, 2024.

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended April 30, 2023 as filed with the SEC on July 27, 2023 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report, except as discussed below. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Our financial situation creates doubt whether we will continue as a going concern.

As of January 31, 2024, we had working capital of $2,719,419 and for the nine months ended January 31, 2024, we had an operating loss of $1,901,957 and net cash used in operating activities amounted to $3,565,953. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. Our management has recently reduced its operating expenses and we have turned our focus to our funding portal business, which generates cash revenues and has seen a growth in revenues on a year-to-year basis. We plan to continue operating with lower fixed overhead amounts and seek to raise money from private placements, public offerings and/or bank financing. Our management has determined, based on its recent history and the negative cash flow from operations, that it is unlikely that its plan will sufficiently alleviate or mitigate, to a sufficient level, the relevant conditions or events noted above. To the extent that funds generated from any private placements, public offerings and/or bank financing, if available, are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. Accordingly, our management has concluded that these conditions raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to achieve its business plan objectives or be able to achieve or maintain cash-flow-positive operating results. If we are unable to generate adequate funds from operations or raise sufficient additional funds, we may not be able to repay our existing debt, continue to operate our business network, respond to competitive pressures or fund our operations. As a result, we may be required to significantly reduce, reorganize, discontinue, or shut down our operations.

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

On September 1, 2023, we received written notice from Nasdaq that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. We initially had 180 calendar days, or until February 28, 2024, to regain compliance with the minimum bid price requirement. We were unable to regain compliance with the minimum bid price requirement by February 28, 2024. On February 29, 2024, we received a letter from Nasdaq notifying us that our request for an extension to regain compliance with the minimum bid price requirement has been granted, and we have an additional 180 calendar days, or until August 26, 2024, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least 10 consecutive business days during this 180-calendar day period. In the event we do not regain compliance by August 26, 2024, then Nasdaq will notify us of its determination to delist our common stock, at which point we would have an option to appeal the delisting determination to a Nasdaq hearings panel. We intend to actively monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to regain compliance with the minimum bid price under the Nasdaq Listing Rules.

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

A significant portion of our total assets are held in equity securities of early-stage companies, which securities are illiquid and subject to volatility, which factors could have a material adverse effect on our financial condition and results of operations.

Payment related to the consulting and advisory services provided by Netcapital Advisors is often made through equity stakes from such customers. As of January 31, 2024 and April 30, 2023, approximately $21.8 million and $22.9 million, respectively, of our holdings are issued by companies whose securities do not trade on public markets. The securities issued are typically in private companies with no established trading market for their securities, that often have limited operating histories, limited operating cash, and negative cash flows. Additionally, these securities are primarily restricted, and are subject to legal holding periods pursuant to Rule 144 or other applicable exemptions. The stock price of such issuers is often volatile, unpredictable, and with limited liquidity, and the value of such securities on the date of receipt compared to the date when we are able to legally sell the securities may decrease significantly. The value ascribed to our assets in our financial statements as of a particular date may be materially greater than or less than the value that would be realized if our assets were to be liquidated as of such date. Accordingly, the value of such holding may change over time due to factors that we do not control, such as issuance of securities by such companies at lower prices or other market factors. For the period ended January 31, 2024, we recognized an unrealized loss of approximately $2.7 million on the value of our equity securities due to the decline in value of a single issuer, which represented an impairment of more than 80% of the previous value of our holdings in such issuer, which resulted in a reduction of our retained earnings. Changes to the value of our holdings could have a material adverse effect on our financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit No.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2024 is formatted in Inline XBRL

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: March 18, 2024	NETCAPITAL INC.

	By:	/s/ Martin Kay
Martin Kay
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Coreen Kraysler
Coreen Kraysler Chief Financial Officer
(Principal Financial and Accounting Officer)

-33-