Form 10-K
period 2024-04-30
Netcapital Inc.
filed 2024-07-29
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on October 31, 2023 was $3,055,133.

As of July 29, 2024 the registrant has one class of common equity, and the number of shares outstanding of such common equity was 40,540,680.

Documents Incorporated By Reference: Portions of the registrant’s definitive proxy statement for the annual stockholder meeting to be held in 2024 are incorporated by reference into Part III of this Annual Report on Form 10-K as noted herein. The registrant intends to file its proxy statement within 120 days after its fiscal year end.

TABLE OF CONTENTS

PART I

Item 1.	Business.	4
Item 1A.	Risk Factors.	16
Item 1B.	Unresolved Staff Comments.	32
Item 1C	Cybersecurity	32
Item 2.	Properties.	33
Item 3.	Legal Proceedings.	33
Item 4.	Mine Safety Disclosures.	33

PART II
See
Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	34
Item 6.	Selected Financial Data.	35
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	35
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	45
Item 8.	Financial Statements.	45
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.	45
Item 9A.	Controls and Procedures.	46
Item 9B.	Other Information.	46
Item 9C.	Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.	46

PART III

	Certain information called for by Part III (Items 10, 11, 12, 13 and 14) has been omitted as Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A.	47

PART IV

Item 15.	Exhibits, Financial Statements Schedules.	48
Item 16.	Form 10-K Summary	49

SIGNATURES		50

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

Risks Related to our Business and Growth Strategy

●	Our financial situation creates doubt whether we will continue as a going concern.

●	We have a limited operating history and cannot assure you that our business will maintain profitability.

●	We operate in a highly regulated industry and those regulations are constantly evolving and may be interpreted in ways that could impact our business.

●	Our wholly owned subsidiary, Netcapital Funding Portal Inc. has licensed the technology necessary to operate our funding portal and if Netcapital Funding Portal Inc. fails to comply with any obligations under this license agreement, it may be subject to termination which could severely impact our ability to operate our funding portal and would adversely affect our business, financial position and results of operations.

●	Our products face significant competition, and if they are unable to compete successfully, our business may suffer.

Risks Related to Receipt of Securities for Services

●	A significant portion of our total assets are held in equity securities of early-stage companies, which securities are illiquid and subject to volatility, which factors could have a material adverse effect on our financial condition and results of operations.

●	We are not, and do not intend to become, regulated as an investment company under the U.S. Investment Company Act of 1940, as amended, or the 40 Act, (and similar legislation in other jurisdictions) and if we are deemed an “investment company” under the 40 Act applicable restrictions would make it impractical for us to operate as contemplated.

Risks Related to Operation of our Proposed Secondary Trading Platform

●	We will be dependent on a third-party for operation of our proposed secondary trading platform. Any disruption in the services provided by such third-party provider could adversely affect our business.

●	We may become involved in disputes or litigation matters between customers with respect to failed transactions on our proposed secondary trading platform (such as in the event of delayed delivery or a failure to deliver securities).

●	Failure to launch our proposed secondary trading platform could result in continued lack of liquidity for investors in our target market. Should this lack of liquidity cause reduced investor interest in investing in the unregistered or private securities offered by our clients, they may be less inclined to use our platform which could have a material adverse effect on our business or results of operations.

Risks Related to our Proposed Broker-Dealer Activities

●	Regulatory and legal uncertainties related to broker-dealers could harm our business.

●	Should our subsidiary Netcapital Securities Inc. receive its broker-license, it may be fined or subject to other disciplinary or corrective actions if it does not maintain the capital and liquidity levels required by regulators.

Risk Factors Related to Our Common Stock

●	Our ability to have our securities traded on the Nasdaq Capital Market is subject to us meeting applicable listing criteria.

●	There can be no assurance that we will be able to comply with Nasdaq’s continued listing standards, a failure of which could result in a delisting of our common stock and warrants.

●	We recently sold a substantial number of shares of our common stock and warrants to purchase common stock in a public offering, which could cause the price of our common stock to decline

●	The market price of our common stock is highly volatile and could be subject to volatility related or unrelated to our operations.

●	Market and economic conditions may negatively impact our business, financial condition and share price.

●	Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.

●	We do not intend to pay cash dividends on our shares of common stock so any returns will be limited to the value of our shares.

ITEM 1. BUSINESS.

Overview

Netcapital Inc. is a fintech company with a scalable technology platform that allows private companies to raise capital online from accredited and non-accredited investors. We give all investors the opportunity to access investments in private companies. Our model is disruptive to traditional private equity investing and is based on Title III, Regulation Crowdfunding (“Reg CF”) of the Jumpstart Our Business Startups Act (“JOBS Act”). In addition, we have recently expanded our model to include Regulation A (“Reg A”) offerings. We generate fees from listing private companies on our funding portal located at www.netcapital.com. We also generate fees from advising companies with respect to their Reg A offerings posted on www.netcapital.com. Our consulting group, Netcapital Advisors Inc. (“Netcapital Advisors”), which is a wholly owned subsidiary, provides marketing and strategic advice to companies in exchange for cash fees and/or equity positions. The Netcapital funding portal is registered with the SEC, is a member of the Financial Industry Regulatory Authority (“FINRA”), a registered national securities association, and provides investors with opportunities to invest in private companies. Neither Netcapital Advisors, nor any Netcapital entity or subsidiary, is a broker- dealer, nor do any of such entities operate as a broker-dealer with respect to any Reg A offering listed on the www.netcapital.com website.

Our Business

We provide private company investment access to accredited and non-accredited investors through our online portal (www.netcapital.com), which is operated by our wholly owned subsidiary Netcapital Funding Portal, Inc. The Netcapital funding portal charges a $5,000 listing fee, a 4.9% portal fee for capital raised at closing, and beginning in fiscal year 2024, a 1% success fee paid for with equity of the funding portal customer. In addition, the portal generates fees for other ancillary services, such as rolling closes. Netcapital Advisors generates fees and equity stakes from consulting in select portfolio (“portfolio Companies”) and non-portfolio clients. With respect to its services for Reg A offerings, Netcapital Advisors charges a monthly flat fee for each month the offering is listed on the netcapital.com website as well as a nominal administrative flat fee for each investor that is processed to cover out-of-pocket costs.

We generated revenues of $4,951,435, with costs of service of $108,060, in the year ended April 30, 2024 for a gross profit of $4,843,375 (consisting of $3,537,700 in equity securities for payment of services and $1,413,736 in cash-based revenues, offset by $108,060 for costs of services) as compared to revenues of $8,493,985 with costs of service of $85,038 in the year ended April 30, 2023 for a gross profit of $8,408,947 (consisting of $7,105,000 in equity securities for the payment of services and $1,388,985 in cash-based revenues, offset by $85,038 for costs of services). We provided additional services for two (2) and four (4) of our Portfolio Companies during the years ended April 30, 2024 and 2023, respectively, and our cash-based gross profits as a percentage of gross profits were approximately 1% in both fiscal years.

In fiscal 2024 and 2023, the average amount raised in an offering on the Netcapital funding portal was $280,978 and $128,170, respectively. The total number of offerings on the Netcapital funding portal in fiscal 2024 and 2023 that closed was 70 and 63, respectively, of which 17 and 13 offerings hosted on the Netcapital funding platform in fiscal 2024 and 2023, respectively, terminated their listings without raising the required minimum dollar amount of capital. As of the date of this report, we own minority equity positions in 20 Portfolio Companies that have utilized the funding portal to facilitate their offerings, for which equity was received as payment for services.

Funding Portal

Netcapital.com is an SEC-registered funding portal that enables private companies to raise capital online, while investors are able to invest from almost anywhere in the world, at any time, with just a few clicks. Securities offerings on the portal are accessible through individual offering pages, where companies include product or service details, market size, competitive advantages, and financial documents. Companies can accept investments from virtually anyone, including friends, family, customers, employees, etc. Customer accounts on our platform are not permitted to hold digital securities.

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

Proposed Broker-Dealer Business

Our recently formed wholly owned subsidiary, Netcapital Securities Inc. has applied for broker-dealer registration with the Financial Industry Regulatory Authority (“FINRA”). We that by having a registered broker-dealer, it will create opportunities to expand revenue base by hosting and generating additional fees from Reg A+ and Reg D offerings on the Netcapital platform;, earning additional fees in connection with offerings that may result from the introduction of clients to other FINRA broker-dealers and expanding our distribution capabilities by leveraging strategic partnerships with other broker-dealers to distribute offerings of issuers that utilize the Netcapital platform to a wider range of investors in order to maximize market penetration and optimize capital raising efforts. Netcapital Securities Inc.’s application to become a registered broker-dealer remains subject to regulatory approval and/or licensing from the Financial Regulatory Authority (FINRA) and the Securities and Exchange Commission (SEC). No assurance can be given as to when or if such approvals may be granted or when, if at all, Netcapital will be able to expand the services it offers. As of the date of this Annual Report, Netcapital Securities Inc. has not conducted any business activities.

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

Reg CF has several important features that changed the landscape for private capital raising and investment. For the first time, this regulation:

●	Allowed the general public to invest in private companies, no longer limiting early-stage investment opportunities to less than 10% of the population;

●	Enabled private companies to advertise their securities offerings to the public (general solicitation); and

●	Conditionally exempted securities sold under Section 4(a)(6) from the registration requirements of the Securities and Exchange Act of 1934.

The SEC had also adopted rules to implement Section 401 of the Jumpstart Our Business Startups (JOBS) Act by expanding Reg A into two tiers

●	Tier 1, for securities offerings of up to $20 million in a 12-month period; and

●	Tier 2, for securities offerings of up to $75 million in a 12-month period.

We are subject, both directly and indirectly, to various laws and regulations relating to our business. If any of the laws are amended, compliance could become more expensive and directly affect our income. We intend to comply with such laws, but new restrictions may arise that could materially adversely affect our Company. Specifically, the SEC regulates our funding portal business, and our funding portal is also a member of FINRA and is regulated by FINRA. We are also subject to the USA Patriot Act of 2001, which contains anti-money laundering and financial transparency laws and mandates various regulations applicable to financial services companies, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. Anti-money laundering laws outside of the United States contain some similar provisions. In the event that our wholly-owned subsidiary receives a broker-dealer license, we will become subject to additional regulation and supervision of the SEC and FINRA, including without limitation Rule 15c3-1 under the Securities Exchange Act of 1934 (the Uniform Net Capital Rule). The Uniform Net Capital Rule specifies minimum capital requirements intended to ensure the general financial soundness and liquidity of broker-dealers. The Uniform Net Capital Rule prohibits broker-dealers from paying cash dividends, making unsecured advances or loans or repaying subordinated loans if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement. Our failure to comply with these requirements as applicable to us could have a material adverse effect on us.

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

The JOBS Act helped provide a solution to these issues by establishing the funding portal industry, which is currently in its infancy. Title III of the JOBS Act outlines Reg CF, which traditionally allowed private companies to raise up to $1.07 million from all Americans. In March 2021, regulatory enhancements by the SEC went into effect and increased the limit to $5 million every 12 months. These amendments increased the offering limits for Reg CF, Regulation A and Regulation D, Rule 504 offerings as follows: Reg CF increased to $5 million; Regulation D, Rule 504 increased to $10 million from $5 million; and Regulation A Tier 2 increased to $75 million from $50 million.

There was $494 million raised via Reg CF in 2022, according to Crowdwise. We believe a significant opportunity exists to disrupt private capital markets via the Netcapital funding portal. Private capital markets reached $12 trillion by the first half of 2022, per McKinsey. Within this market, private equity represents the largest share, with assets in excess of $3 trillion and a 10-year compound annual growth rate (CAGR) of 10%. Since 2000, global private equity (“PE”), net asset value has increased almost tenfold, nearly three times faster than the size of the public equity market. Both McKinsey and Boston Consulting Group predict that this strong growth will continue, as investors allocate increasing amounts to private equity, due to historically higher returns and lower volatility than public markets. In addition, Boston Consulting Group estimates that there are $42 trillion held in retail investment accounts, which we believe represents a large pool of potential account holders for us.

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

The technology necessary to operate our funding portal is licensed from Netcapital Systems LLC, a Delaware limited liability company, of which Jason Frishman, Netcapital Founder, owns a 29% interest, under a license agreement with the Funding Portal. Payments under the licensing agreement amounted to $195,000 and $430,000 in the years ended April 30, 2024 and 2023, respectively.

Proposed Alternative Trading (“ATS”) Relationship

We believe that lack of liquidity is a key issue for investors in private companies in our targeted market. We also recognize that secondary trading of securities in private companies is subject to extensive regulation and oversight. Such regulation and oversight includes, but is not limited to, the need to be a registered broker-dealer that is licensed to operate an ATS, or to partner with an entity that is licensed to do so. In order to try to address what we believe is a large, unmet need, our wholly-owned subsidiary, Netcapital Systems LLC, a Utah limited liability company (“Netcapital UT LLC”), entered into a software license and services agreement on January 2, 2023 (the “Templum License Agreement”) with Templum Markets LLC (“Templum”), to provide issuers and investors on the Netcapital platform with the potential for greater distribution and liquidity. Templum is a company that provides capital markets infrastructure for trading private equity securities, and operates an ATS with approval in 53 U.S. states and territories for the trading of unregistered or private securities. We are currently working with Templum to design the software required to allow issuers and investors on the Netcapital platform to access the Templum ATS in order to engage in secondary trading of securities in a regulatorily compliant manner. The operation of the Templum ATS, however, remains subject to extensive regulation and oversight. Accordingly, any regulatory delays or objections will result in delays in our ability to launch the proposed platform. While we are currently working with Templum on the design of the required software to enable the access to secondary trading on the Templum ATS, no assurance can be given as to when, or if, we will be able to successfully complete this project in order to enable access to a secondary trading feature beta (testing) version to a closed group of users for testing before any final launch is made to the public, and Templum’s approval. Milestones required to launch the platform include, but are not limited to, plug-in of Templum’s KYC and AML requirements to enable interested users to directly send to the Templum ATS any KYC/AML information required by Templum for review and approval, as well as the launch of a beta version to a closed group of users. In July 2024, we announced the launch of our beta version for this secondary trading platform and our goal is to offer such secondary trading platform through the Templum ATS to all issuers and investors on the Netcapital funding portal before the end of 2024 subject to compliance with all regulatory requirements, however, we do not know when, or if, this feature will be fully completed and launched, as there are many details that remain to be completed.

The operation of the Templum ATS is subject to extensive regulation and oversight. Accordingly, any regulatory delays or objections will result in delays in our ability to launch the proposed platform. In addition, because we cannot easily switch between operators of secondary trading platforms of this nature, any disruption of or interference, whether due to regulatory issues or natural disasters, cyber-attacks, terrorist attacks, power losses, telecommunications failures, or other similar events, would impact our operations and may adversely affect the ability of issuers and investors to utilize this platform. There is no obligation for Templum to renew its agreements with us on commercially reasonable terms or at all.

Institutions and individual investors may face significant risk when buying securities on our proposed secondary trading platform. These risks include the following:

●	private companies are not required to make periodic public filings, and therefore certain capitalization, operational and financial information may not be available for evaluation;

●	an investment may only be appropriate for investors with a long-term investment horizon and a capacity to absorb a loss of some or all of their investment;

●	the securities, when purchased, are generally highly illiquid, are often subject to further transfer restrictions, and no public market exists for such securities; and

●	transactions may fail to settle, which could harm our reputation.

Further, we may become involved in disputes and litigation matters between customers with respect to transactions on our proposed secondary trading platform. There is a risk that clients may increasingly look to us to make them whole for delayed and/or broken trades. Customers may litigate over a failure of sellers to deliver securities or over the untimely deliveries of securities. Any litigation to which we are a party could be expensive and time consuming, regardless of the ultimate outcome, and the potential costs and risks of such litigation may incentivize us to settle, which could harm our reputation or have a material adverse effect on our business or results or operations.

We estimate that the cost for developing this platform will not exceed $1.0 million, most of which has already been incurred and consists of salaries or fees paid to engineers and consultants. We have and continue to pay these expenses from our working capital. We do not currently have a revenue model associated with the sales of securities on the proposed ATS. However, we may seek incorporate this revenue model in the future, provided that we determine any such revenue model is in strict compliance with all regulatory guidelines.

We currently anticipate that we will also be able to sell our interests in any portfolio company using the Templum ATS provided such sales are made in a regulatorily compliant matter. We expect to place a restriction on any sales during any period in which an issuer is offering its securities for sale on the Netcapital funding platform. In addition, securities issued in a Reg CF transaction generally cannot be resold for a period of one year, unless the securities are transferred: (1) to the issuer of the securities; (2) to an “accredited investor”; (3) as part of an offering registered with the SEC; or (4) to a member of the family of the purchaser or the equivalent, to a trust controlled by the purchaser, to a trust created for the benefit of a member of the family of the purchaser or the equivalent, or in connection with the death or divorce of the purchaser or other similar circumstance. Accordingly, any shares owned by us would also be subject to these restrictions. Additional restrictions may be implemented, and there can be no assurance that we will ever sell any of our interests in any portfolio company using the Templum ATS. Further, our insider trading policy prohibits all of our employees, officers, consultants and directors from buying or selling securities while in possession of material non-public information and all such parties are also required to maintain strict confidentiality of all such information. In addition, in order to maintain compliance with our insider trading policies, any affiliate or employee seeking to trade securities in any issuer listed on the funding portal must receive prior approval and clearance from our Chief Financial Officer and all such requests for clearance will be documented and maintained with our compliance department.

Our Netcapital funding portal is currently registered with the SEC and is a member of FINRA. For so long as we continue to operate our Netcapital platform solely for primary offerings by issuers under Reg CF, we believe that we are not required to register under Regulation ATS.

Competitive Advantages

Based upon publicly available information either published on the websites of our peer group (StartEngine Crowdfunding, Inc., Wefunder Inc. and Republic Core LLC) or included in offering statements of issuers hosted on such offering platforms, we believe that we provide the lowest cost solution for online capital raising. We also believe, based upon our facilitated technology platforms, our strong emphasis on customer support, and feedback received from clients that have onboarded to our platform, that our access and onboarding of new clients are superior due to our facilitated technology platforms. Our network continues to rapidly expand as a result of our enhanced marketing and broad distribution to reach new investors.

Our competitors include StartEngine Crowdfunding, Inc., Wefunder Inc. and Republic Core LLC. Given the rapid growth in the industry and its potential to disrupt the multi-billion dollar private capital market, we believe there is sufficient room for multiple players.

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

There are numerous industry drivers and tailwinds that complement investor demand for access to investments in private companies. To capitalize on these, our strategy is to:

●	Generate New Investor Accounts. Growing the number of investor accounts on our platform is a top priority. Investment dollars continuing to flow through our platform is a key revenue driver. When issuers advertise their offerings, they are generating new investor accounts for us at no cost to Netcapital. We plan to supplement our issuers’ spend on advertising by increasing our online marketing spend as well, which may include virtual conferences going forward.

●	Hire Additional Business Development Staff. We seek to hire additional business development staff that is technology and financially passionate about capital markets to handle our growing backlog of potential customers.

●	Increase the Number of Companies on Our Platform via Marketing. When a new company lists on our platform, they bring their customers, supporters, and brand ambassadors as new investors to Netcapital. We plan to increase our marketing budget to help grow our portal and advisory clients.

●	Invest in Technology. Technology is critical to everything that we do. We plan to invest in developing innovative technologies that enhance our platform and allow us to pursue additional service offerings.

●	Incubate and Accelerate Our Advisory Portfolio Clients. The advisory portfolio and our equity interests in select advisory clients represent potential upside for our shareholders. We seek to grow this model of advisory clients.

●	Expand Internationally. We believe there is a significant opportunity to expand into Europe and Asia as an appetite abroad grows for U.S. stocks.

●	Provide a secondary trading feature. We believe that lack of liquidity is a key issue for investors in private companies in our targeted market. Accordingly, we are exploring ways in which we can provide our clients with the ability to access a secondary trading feature. In January 2023, we entered into the Templum License Agreement to provide issuers and investors on the Netcapital platform with the potential for greater distribution and liquidity. Templum is an operator of an ATS with approval in 53 U.S. states and territories for the trading of unregistered or private securities to provide issuers and investors on the Netcapital platform with the potential for greater distribution and liquidity. We are currently working with Templum on the design of the required software to enable issuers and investors on the Netcapital platform the ability to access the Templum ATS in order to engage in secondary trading of securities. In July 2024, we announced the launch of our beta version for this secondary trading platform and our goal is to offer such secondary trading platform through the Templum ATS to all issuers and investors on the Netcapital funding portal before the end of 2024 subject to compliance with all regulatory requirements, however, we do not know when, or if, this feature will be fully completed and launched, as there are many details that remain to be completed.

●	New Verticals Represent a Compelling Opportunity. We operate in a regulated market supported by the JOBS Act. We are working on expanding our model to include Regulation A and Regulation D offerings.

●	Secure Broker-Dealer License. In May 2024, we announced that our wholly-owned subsidiary, Netcapital Securities Inc. applied for broker-dealer registration with the Financial Industry Regulatory Authority (“FINRA”). We that by having a registered broker-dealer, it will create opportunities to expand revenue base by hosting and generating additional fees from Reg A+ and Reg D offerings on the Netcapital platform;, earning additional fees in connection with offerings that may result from the introduction of clients to other FINRA broker-dealers and expanding our distribution capabilities by leveraging strategic partnerships with other broker-dealers to distribute offerings of issuers that utilize the Netcapital platform to a wider range of investors in order to maximize market penetration and optimize capital raising efforts. Netcapital Securities Inc.’s application to become a registered broker-dealer remains subject to regulatory approval and/or licensing from the Financial Regulatory Authority (FINRA) and the Securities and Exchange Commission (SEC). No assurance can be given as to when or if such approvals may be granted or when, if at all, Netcapital will be able to expand the services it offers.

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

Risks related to an investment in KingsCrowd include, but are not limited to the following:

●	Many of the key responsibilities of KingsCrowd’s business have been assigned to one individual, and its ability to implement adequate internal controls depends, in part, on its ability to attract trained professional staff that allows it to segregate duties among several individuals.
●	KingsCrowd may become subject to any number of laws and regulations that may be adopted with respect to the Internet and electronic commerce; and
●	KingsCrowd’s success depends in part on its ability to grow and take advantage of efficiencies of scale;

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

Risks related to an investment in ChipBrain include, but are not limited to the following:

●	ChipBrain’s future growth depends to a large extent on its ability to effectively anticipate and adapt to customer requirements and offer services that meet customer demands;
●	The failure to attract and retain key employees could hurt the business, and the management team does not have extensive experience in the operation of businesses such as ChipBrain; and
●	An intentional or unintentional disruption, failure, misappropriation or corruption of its network and information systems could severely affect its business.

Zelgor

Industry: Mobile Games

Backed by famous venture capitalist Tim Draper, napster founder, Shawn Fanning, and co-creator of Guitar Hero, Kai Huang, Zelgor Inc.(“Zelgor”) is an interactive entertainment company featuring a new species of rambunctious alien characters called The Noobs. The Noobs are a unique and original intellectual property introduced to the world through mobile games, multimedia content, and strategic partnerships.

Risks related to an investment in Zelgor include, but are not limited to the following:

●	Many of the key responsibilities of Zelgor’s business have been assigned to four individuals;
●	Zelgor may become subject to any number of laws and regulations that may be adopted with respect to the Internet and electronic commerce; and
●	The business of mobile applications is competitive and is expected to become increasingly competitive in the future.

MustWatch

Industry: Technology

MustWatch LLC (“MustWatch”) brings your friends and favorite shows together all in one place. The Watch Party app makes it easy to find new shows, see what your friends are watching, and recommend great shows to each other. The company’s platform delivers targeted show recommendations based on the television viewing tastes of users’ friends and family. It’s not a single streaming platform’s media catalog, but a cross-platform television guide, crowdsourced from your friends and family.

Risks related to an investment in MustWatch include, but are not limited to the following:

●	MustWatch’s inability to use software licensed from third parties, or to use open source software under license terms that interfere with its proprietary rights, could disrupt its business;
●	The business depends on continued, unimpeded access to the Internet by MustWatch and its users, but Internet access providers and Internet backbone providers may be able to block, degrade or charge for access to or bandwidth use of certain of our products and services, which could lead to additional expenses and the loss of users; and
●	Failure to comply with laws and contractual obligations related to data privacy and protection could have a material adverse effect on the business, financial condition and operating results of MustWatch.

C-Reveal Therapeutics

Industry: Cancer Immunotherapy

C-Reveal Therapeutics’s (“C-Reveal”) proprietary technology, developed at Massachusetts General Hospital and Harvard University, helps the body’s immune system to identify and destroy cancer cells by inhibiting key enzymes that conceal the disease. This patent pending approach is designed to improve the efficacy of treating a broad range of cancers.Risks related to an investment in C-Reveal include, but are not limited to the following:

●	It may not be able to secure and maintain relationships with research institutions and clinical investigators that are capable of conducting and have access to necessary patient populations for the conduct of C-Reveal’s clinical trials;
●	C-Reveal’s product development programs will be based on novel technologies and are inherently risky; and
●	C-Reveal’s clinical trials may not be successful.

Hiveskill LLC

Industry: AI

The product is an AI-powered database and CRM hybrid that uses data and emotionally intelligent AI to boost direct one-to-one marketing efforts. It also provides specialized experts who know how to leverage your company’s data.

Risks related to an investment in Hiveskill LLC (“Hiveskill”) include, but are not limited to the following:

●	Competition in the markets in which Hiveskill competes could prevent it from generating or sustaining revenue growth and generating or maintaining profitability;
●	Hiveskill operates in an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products, and continuing and rapid technological advancement; and
●	Maintaining its reputation is critical to Hiveskill’s ability to attract and retain clients, and any failure, or perceived failure, to appropriately operate its business or deal with matters that give rise to reputation risk may materially and adversely harm the business, prospects and results of operations

Caesar Media Group Inc.

Industry: Marketing

Caesar Media Group, Inc. is an advanced marketing and technology solutions provider. Caesar Media Group is designed to leverage its technology and data to provide lead generation, search engine optimization (SEO) website development, project development, digital marketing, content management, customer service, and sales management.

Risks related to an investment in Caesar Media include, but are not limited to the following:

●	Caesar Media has a ability to prevent competitors from marketing similar products or services; and
●	Third parties may infringe on its technology.

The following table summarizes the components of investments as of April 30, 2024 and 2023:

	April 30, 2024	April 30, 2023

Netcapital DE LLC	$48,128	$48,128
MustWatch LLC	440,000	440,000
Zelgor Inc.	1,400,000	1,400,000
ChipBrain LLC	3,366,348	3,366,348
Vymedic Inc.	11,032	11,032
C-Reveal Therapeutics LLC	50,000	50,000
Deuce Drone LLC	2,350,000	2,350,000
Hiveskill LLC	712,500	712,500
ScanHash LLC	425,000	425,000
Caesar Media Group Inc.	1,999.127	1,632,751
Cust Corp.	1,200,000	1,200,000
Reper LLC	1,200,000	1,200,000
Dark LLC	2,100,000	2,100,000
Netwire LLC	1,300,000	1,300,000
CountSharp LLC	1,170,000	1,170,000
CupCrew LLC	1,170,000	1,170,000
HeadFarm LLC	1,170,000	1,170,000
AceHedge LLC	1,110,000	—
Fantize LLC	1,110,000	—
StockText LLC	1,220,000	—
RealWorld LLC	1,170,000	—
30 issuers that paid a 1% equity fee to the funding portal	97,700	—
KingsCrowd Inc.	513,550	3,209,685
Total Investments at fair value	$25,333,386	$22,955,444

Major Customers

For the year ended April 30, 2024, the Company had one customer that constituted 25% of its revenues, a second customer that constituted 22% of its revenues, and a third customer that constituted 22% of its revenues. For the year ended April 30, 2023, the Company had one customer that constituted 25% of its revenues, and four customers that each constituted 14% of its revenues.

Recent Developments

Nasdaq Delisting Determination

As previously disclosed on a Current Report on Form 8-K filed by the Company on September 1, 2023, the Company received a notification from The Nasdaq Stock Market, LLC (“Nasdaq”) notifying the Company that it was not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Specifically, Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Therefore, in accordance with Listing Rule 5810(c)(3)(A), the Company was provided 180 calendar days, or until February 28, 2024, to regain compliance with the Rule. Subsequently, on February 29, 2024, Nasdaq determined the Company was eligible for an additional 180 calendar days, or until August 26, 2024, to regain compliance with the Rule. Since then, Nasdaq has determined that as of July 22, 2024, the Company’s securities had a closing bid price of $0.10 or less for ten consecutive trading days.1 Accordingly, the Company is subject to the provisions contemplated under Listing Rule 5810(c)(3)(A)(iii) (the “Low Priced Stocks Rule”).

As a result, on July 23, 2024, Nasdaq delivered written notice to the Company under which it advised the Company that Nasdaq has determined to delist the Company’s securities from The Nasdaq Capital Market (the “Nasdaq Letter”).

The Company may appeal Nasdaq’s determination to a Hearings Panel (the “Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. A hearing request will stay any further action pending final resolution of the Hearing Panel or any extension provided by the Panel.

The Company intends to appeal Nasdaq’s determination and will timely submit a plan to a hearing panel to regain compliance to the Nasdaq Listing Qualifications Department.

Notwithstanding the Company’s intention to request a hearing, there can be no assurance that the Panel will grant the Company any compliance period or that the Company will ultimately regain compliance with all applicable requirements for continued listing on The Nasdaq Capital Market. The Company is monitoring the closing bid price of its common stock and will consider options to regain compliance with Nasdaq’s minimum bid price requirement, including effectuating a reverse stock split. On July 24, 2024, the Company’s stockholders approved the implementation of a reverse stock split of the Company’s common stock at a ratio between 1-for-2 and 1-for-100, inclusive, with the ultimate ratio to be determined by the Company’s board of directors in its sole discretion. On September 25, 2024, our Board approved a reverse split ratio of 1-for-70 for the reverse split of the issued shares of our common stock. The Company intends to promptly effectuate a reverse split to regain compliance with Nasdaq Listing Rules related to minimum bid price for its common stock.

Launch of Beta Version for Secondary Trading Platform

In July 2024, we announced the launch of our beta version of a secondary trading platform through the Templum ATS to a closed group of users. This secondary trading platform has been designed to provide investors who purchase stock through the Netcapital funding portal with the potential for secondary trading through access to the Templum ATS.

May 2024 Warrant Inducement

On May 24, 2024, we entered into inducement offer letter agreements with certain investors that hold certain outstanding Series A-2 warrants to purchase up to an aggregate of 14,320,000 shares of our common stock, originally issued in December 2023 at a reduced exercise price of $0.155 per share in partial consideration for the Company’s agreement to issue in a private placement (i) new Series A-3 common stock purchase warrants to purchase up to 14,320,000 shares of our common stock and (ii) new Series A-4 common stock purchase warrants to purchase up to 14,320,000 shares of our common stock for aggregate gross proceeds of approximately $2.2 million from the exercise of the existing warrants, before deducting placement agent fees and other expenses payable by the Company. The Series A-3 Warrants and Series A-4 Warrants are exercisable beginning on the effective dates of stockholder approval of the issuance with such warrants expiring on (i) the five year anniversary of the initial exercise date for the Series A-3 Warrants and (ii) the eighteen month anniversary of the initial exercise date for the Series A-4 Warrants. This transaction closed on May 29, 2024. H.C. Wainwright was the exclusive agent for transaction for which we paid them a cash fee equal to 7.5% from the exercise of the Series A-2 warrant at the reduced exercise price and a management fee equal to 1.0% of such aggregate gross proceeds. We also issued warrants to designees of H.C. Wainwright to purchase up to 1,074,000 shares of our common stock at an exercise price of $0.1938 per share.

Application for Broker-Dealer License

In May 2024, we announced that our wholly-owned subsidiary, Netcapital Securities Inc. applied for broker-dealer registration with the Financial Industry Regulatory Authority (“FINRA”). We believe that by having a registered broker-dealer, it will create opportunities to expand revenue base by hosting and generating additional fees from Reg A+ and Reg D offerings on the Netcapital platform, earning additional fees in connection with offerings that may result from the introduction of clients to other FINRA broker-dealers and expanding our distribution capabilities by leveraging strategic partnerships with other broker-dealers to distribute offerings of issuers that utilize the Netcapital platform to a wider range of investors in order to maximize market penetration and optimize capital raising efforts. Netcapital Securities Inc.’s application to become a registered broker-dealer remains subject to regulatory approval and/or licensing from the Financial Regulatory Authority (FINRA) and the Securities and Exchange Commission (SEC). No assurance can be given as to when or if such approvals may be granted or when, if at all, Netcapital will be able to expand the services it offers.

Temporary Cessation of our Valuation Business

In April 2024, we determined to cease activities with respect to our valuation business conducted by our subsidiary MSG Development Corp. The person who operated MSG Development Corp. retired in fiscal 2024 due to health reasons and we were unsuccessful in transitioning the valuation consulting work performed by MSG Development Corp. to another person. Consequently, in fiscal 2024, we recorded an impairment loss for the intangible assets associated with our acquisition of MSG. We intend to re-start valuation activities through MSG Development Corp. in the future if we can find and hire the necessary personnel although there is no current timeframe for when we could re-start such activities and we may ultimately never continue such valuation activities.

April 2024 Common Stock Issuance

On April 24, 2024, we issued an aggregate of 681,198 shares of our common stock at a price per share of $0.1324 to Steven Geary, a member of the Company’s board of directors, and Paul Riss, a member of the board of directors of Netcapital Funding Portal, Inc. our wholly-owned subsidiary, in consideration of the cancellation of $90,204 in outstanding indebtedness owed to Mr. Geary and Mr. Riss by us. The shares were issued as restricted securities as defined in Rule 144 of the Securities Act of 1933, as amended. We did not receive any proceeds from these issuances.

Employees

As of April 30, 2024, the Company had three members of its senior corporate personnel. As of April 30, 2024, we had approximately 21 employees, all of which were full time. None of our employees are unionized or covered by collective bargaining agreements, and we consider our current employee relations to be good.

Corporate History and Information

The Company was incorporated in Utah in 1984 as DBS Investments, Inc. (“DBS”), merged with ValueSetters L.L.C. in December of 2003 and changed its name to ValueSetters, Inc. In November 2010, the Company purchased NetGames.com to drive subscription revenue through online games such as chess.net. In the summer of 2017, Dr. Cecilia Lenk and Coreen Kraysler, CFA were hired to bring in consulting and advisory business. In November 2020, the Company purchased Netcapital Funding Portal Inc. and changed the name of the parent company from ValueSetters, Inc. to Netcapital Inc., while the name of the consulting business was changed to Netcapital Advisors. In November 2021, the Company purchased MSG Development Corp. We formed Netcapital Securities Inc. in 2024.

Our principal executive offices are located at One Lincoln Street, Boston, Massachusetts and our telephone number is 781-925-1700. We maintain a corporate website with the address http://www.netcapitalinc.com, our funding portal maintains a website with the address http://www.netcapital.com, Netcapital Advisors maintains a website at http://www.netcapitaladvisors.com and our valuation business maintains a website at https://valucorp.com/. We have not incorporated by reference into this Report on Form 10-K the information on any of our websites and you should not consider any of such information to be a part of this document. Our website addresses are included in this document for reference only.

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

Risks Related to Our Business and Growth Strategy

Our financial situation creates doubt whether we will continue as a going concern.

As of April 30, 2024, the Company had negative working capital of $2,074,163 and for the year ended April 30 2024, the Company had an operating loss of $3,442,388 and net cash used in operating activities amounted to $4,879,838.There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. Our management has recently reduced its operating expenses and we have turned our focus to our funding portal business, which generates cash revenues and has seen a growth in revenues on a year-to-year basis. We plan to continue operating with lower fixed overhead amounts and seek to raise money from private placements, public offerings and/or bank financing. Our management has determined, based on its recent history and the negative cash flow from operations, that it is unlikely that its plan will sufficiently alleviate or mitigate, to a sufficient level, the relevant conditions or events noted above. To the extent that funds generated from any private placements, public offerings and/or bank financing, if available, are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. Accordingly, our management has concluded that these conditions raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to achieve its business plan objectives or be able to achieve or maintain cash-flow-positive operating results. If we are unable to generate adequate funds from operations or raise sufficient additional funds, we may not be able to repay our existing debt, continue to operate our business network, respond to competitive pressures or fund our operations. As a result, we may be required to significantly reduce, reorganize, discontinue, or shut down our operations.

We have a limited operating history and our profits have been generated primarily by unrealized gains from equity securities we own in other companies. Although we have been profitable, the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

We were incorporated in the State of Utah in April 1984. We reported a net loss of $4,986,317 in the year ended April 30, 2024. Although we reported earnings in the years ended April 30, 2023 and 2022, the majority of our earnings came from unrealized gains in equity securities that we own. These securities have a value on our books, but are not liquid. Furthermore, the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will maintain profitability.

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenues.

We currently derive a significant portion of our revenues from a limited number of customers. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. For the year ended April 30, 2024, the Company had one customer that constituted 25% of its revenues, a second customer that constituted 22% of its revenues, and a third customer that constituted 22% of its revenues. For the year ended April 30, 2023, the Company had one customer that constituted 25% of its revenues, and four customers that each constituted 14% of its revenues. It is not possible for us to predict the future level of demand for our services that will be generated by these customers or new customers, or the future demand for the products and services of these customers or new customers. If any of these customers experience declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our products which could have an adverse effect on our margins and financial position and could negatively affect our revenues and results of operations and/or trading price of our common stock.

Our debt level could negatively impact our financial condition, results of operations and business prospects.

As of April 30, 2024, we had $2,420,124 of principal indebtedness outstanding and we have borrowed money on three occasions from the SBA. Our level of debt could have significant consequences to our shareholders, including the following:

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

We are subject to extensive regulation and failure to comply with such regulation could have an adverse effect on our business. Further, our subsidiary Netcapital Funding Portal Inc is registered as a funding portal. As a funding portal we have to comply with stringent regulations, and the operation of our funding portal is frequently subject to examination, constraints on its business, and in some cases fines. Our wholly-owned subsidiary Netcapital Securities Inc has applied for broker-dealer registration with FINRA. In the event Netcapital Securities Inc. receives a broker-dealer license, it will become subject to additional regulation and supervision of the SEC and FINRA, including without limitation Rule 15c3-1 under the Securities Exchange Act of 1934 (the Uniform Net Capital Rule). In addition, some of the restrictions and rules applicable to our subsidiary could adversely affect and limit some of our business plans.

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

We may be liable for misstatements made by issuers in offerings through our funding portal.

Under the Securities Act and the Exchange Act, issuers making offerings through our funding portal may be liable for inappropriate disclosures, including untrue statements of material facts or for omitting information that could make the statements misleading. This liability may also extend in Reg CF offerings to funding portals, such as our subsidiary. Even though due diligence defenses may be available, there can be no assurance that if we were sued, we would prevail. Further, even if we do succeed, lawsuits are time consuming and expensive, and being a party to such actions may cause us reputational harm that would negatively impact our business. Moreover, even if we are not liable or a party to a lawsuit or enforcement action, some of our clients have been and will be subject to such proceedings. Any involvement we may have, including responding to document production requests, may be time-consuming and expensive as well.

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

We have an evolving business model.

Our business model is one of innovation, including continuously working to expand our product lines and services to our clients. For example, our subsidiary Netcapital Securities has applied for broker-dealer registration with FINRA and we are continuing our relationship with Templum into becoming an alternative trading system. It is unclear whether these services will be successful. Further, we continuously try to offer additional types of services, and we cannot offer any assurance that any of them will be successful. From time to time, we may also modify aspects of our business model relating to our service offerings. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.

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

Most of our cash-flow generating services are variants on one type of service: providing a platform for online capital formation. Our revenues are therefore dependent upon the market for online capital formation. As such, any downturn in the market could have a material adverse effect on our business and financial condition.

We depend on key personnel and face challenges recruiting needed personnel.

Our future success depends on the efforts of a small number of key personnel, including the founder of our subsidiary, Netcapital Funding Portal Inc., our Chief Executive Officer, Chief Financial Officer, and our compliance, engineering and marketing teams. Our software engineering team, as well as our compliance team and our marketing team are critical to continually innovate and improve our products while operating in a highly regulated industry. In addition, due to the specialized expertise required, we may not be able to recruit the individuals needed for our business needs. There can be no assurance that we will be successful in attracting and retaining the personnel we require to operate and be innovative.

We are vulnerable to hackers and cyber-attacks.

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

Netcapital Systems LLC relies on third-party software for the technology subject to the license agreement with Netcapital Funding Portal Inc. that may be difficult to replace, or which could cause errors or failures of our funding portal.

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

Our profitability may depend in part on our ability to effectively protect our proprietary rights, including obtaining trademarks for our brand names, protecting our products and websites, maintaining the secrecy of our internal workings and preserving our trade secrets, as well as our ability to operate without inadvertently infringing on the proprietary rights of others. There can be no assurance that we will be able to obtain future protection for our intellectual property or defend our current trademarks and future trademarks and patents. Further, policing and protecting our intellectual property against unauthorized use by third parties is time-consuming and expensive, and certain countries may not even recognize our intellectual property rights. There can also be no assurance that a third party will not assert infringement claims with respect to our products or technologies. Any litigation for both protecting our intellectual property or defending our use of certain technologies could have a material adverse effect on our business, operating results and financial condition, regardless of the outcome of such litigation.

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

We face significant market competition.

We facilitate online capital formation. Though this is a new market, we compete against a variety of entrants in the market as well as likely new entrants into the market. Some of these follow a regulatory model that is different from ours and might provide them with competitive advantages. New entrants could include those that may already have a foothold in the securities industry, including some established broker-dealers. Further, online capital formation is not the only way to address helping start-ups raise capital, and the Company has to compete with a number of other approaches, including traditional venture capital investments, loans and other traditional methods of raising funds and companies conducting crowdfunding raises on their own websites. Additionally, some competitors and future competitors may be better capitalized than us, which would give them a significant advantage in marketing and operations.

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

It is difficult to accurately forecast our revenues and operating results, and these could fluctuate in the future due to a number of factors. These factors may include adverse changes in: number of investors and amount of investors’ dollars, the success of world securities markets, general economic conditions, our ability to market our platform to companies and investors, headcount and other operating costs, and general industry and regulatory conditions and requirements. The Company’s operating results may fluctuate from year to year due to the factors listed above and others not listed. At times, these fluctuations may be significant and could impact our ability to operate our business.

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

Payment related to the consulting and advisory services provided by Netcapital Advisors is often made through equity stakes from such customers. As of April 30, 2024, approximately $25.2 million of our holdings are issued by companies whose securities do not trade on public markets. The securities issued are typically in private companies with no established trading market for their securities, that often have limited operating histories, limited operating cash, and negative cash flows. Additionally, these securities are primarily restricted, and are subject to legal holding periods pursuant to Rule 144 or other applicable exemptions. The stock price of such issuers is often volatile, unpredictable, and with limited liquidity, and the value of such securities on the date of receipt compared to the date when we are able to legally sell the securities may decrease significantly. The value ascribed to our assets in our financial statements as of a particular date may be materially greater than or less than the value that would be realized if our assets were to be liquidated as of such date. Accordingly, the value of such holdings may change over time due to factors that we do not control, such as issuance of securities by such companies at lower prices or other market factors. During the year ended April 30, 2024, we recognized an unrealized loss of approximately $2.7 million on the value of our equity securities due to the decline in value of a single issuer, which represented an impairment of more than 80% of the previous value of our holdings in such issuer, which resulted in a reduction of our retained earnings. Changes to the value of our holdings could have a material adverse effect on our financial condition and results of operations.

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

Risks Related to Operation of our Proposed Secondary Trading Platform

We will be dependent on a third-party for operation of our proposed secondary trading platform. Any disruption in the services provided by such third-party provider could adversely affect our business.

In January 2023, we entered into the Templum License Agreement, to provide issuers and investors on the Netcapital platform with the potential for greater distribution and liquidity. Templum is a company that provides capital markets infrastructure for trading private equity securities, and operates an ATS with approval in 53 U.S. states and territories for the trading of unregistered or private securities. We are currently working with Templum on the design of the required software to enable issuers and investors on the Netcapital platform the ability to access the Templum ATS in order to have the ability to engage in secondary trading of securities. We do not control the operations of Templum or own the equipment used to provide such services. Further, the operation of the Templum ATS is subject to extensive regulation and oversight. Accordingly, any regulatory delays or objections will result in delays in our ability to launch the proposed platform. In addition, because we cannot easily switch between operators of secondary trading platforms of this nature, any disruption of or interference, whether due to regulatory issues or natural disasters, cyber-attacks, terrorist attacks, power losses, telecommunications failures, or other similar events, would impact our operations and may adversely affect the ability of issuers and investors to utilize this platform. There is no obligation for Templum to renew their agreements with us on commercially reasonable terms or at all. If we are unable to renew our agreements on commercially reasonable terms, we may be forced to identify another suitable operator or develop our own secondary trading capabilities, and we may incur significant costs and possible service interruption in connection with doing so.

In addition, Templum may take actions beyond our control that could seriously harm our business, including:

●	discontinuing or limiting our access to its platform;

●	increasing pricing terms;

●	terminating or seeking to terminate our contractual relationship altogether; and

●	modifying or interpreting its terms of service or other policies in a manner that impacts our ability to run our business and operations.

Our customers may encounter difficulties with investing through our proposed secondary trading platform.

Institutions and individual investors may face significant risk when buying securities on our proposed secondary trading platform. These risks include the following:

●	private companies are not required to make periodic public filings, and therefore certain capitalization, operational and financial information may not be available for evaluation;

●	an investment may only be appropriate for investors with a long-term investment horizon and a capacity to absorb a loss of some or all of their investment;

●	the securities, when purchased, are generally highly illiquid, are often subject to further transfer restrictions, and no public market exists for such securities; and

●	transactions may fail to settle, which could harm our reputation.

We may become involved in disputes or litigation matters between customers with respect to failed transactions on our proposed secondary trading platform (such as in the event of delayed delivery or a failure to deliver securities).

We may become involved in disputes and litigation matters between customers with respect to transactions on our proposed secondary trading platform. There is a risk that clients may increasingly look to us to make them whole for delayed and/or broken trades. Customers may litigate over the failure of sellers to deliver securities or over the untimely deliveries of securities. Any litigation to which we are a party could be expensive and time consuming, regardless of the ultimate outcome, and the potential costs and risks of such litigation may incentivize us to settle, which could harm our reputation or have a material adverse effect on our business or results or operations.

Failure to launch our proposed secondary trading platform could result in continued lack of liquidity for investors in our target market. Should this lack of liquidity cause reduced investor interest in investing in the unregistered or private securities offered by our clients, they may be less inclined to use our platform which could have a material adverse effect on our business or results of operations.

Lack of liquidity is a key issue for investors in private companies as private markets lack a liquidity feature in our targeted market. If we fail to launch our proposed secondary trading market, investors purchasing our clients’ securities may continue to have a lack of liquidity. Should such continued illiquidity cause reduced investor interest in investing in unregistered or private securities, our clients may be less inclined to use our funding platform and may seek additional alternatives for raising capital, which could have a material adverse effect on our business or results of operations.

Risks Related to our Proposed Broker-Dealer Activities

Regulatory and legal uncertainties related to broker-dealers could harm our business.

The securities and derivatives businesses are heavily regulated. Firms in financial service industries have been subject to an increasingly regulated environment over recent years, and penalties and fines sought by regulatory authorities have increased accordingly. Should our subsidiary, Netcapital Securities Inc. receive its broker-dealer license, it will become subject to regulations in the U.S. and abroad covering all aspects of their business. Regulatory bodies in U.S., include without limitation, the SEC and FINRA. Our mode of operation and profitability may be directly affected by additional legislation changes in rules promulgated by various government agencies and self-regulatory organizations that oversee our businesses, and changes in the interpretation or enforcement of existing laws and rules, including the potential imposition of transaction taxes. Noncompliance with applicable laws or regulations could result in sanctions being levied against us, including fines and censures, suspension or expulsion from a certain jurisdiction or market or the revocation or limitation of licenses. Noncompliance with applicable laws or regulations could adversely affect our reputation, prospects, revenues and earnings. In addition, changes in current laws or regulations or in governmental policies could adversely affect our business, financial condition and results of operations.

Domestic and foreign stock exchanges, other self-regulatory organizations and state and foreign securities commissions can censure, fine, issue cease-and-desist orders, suspend or expel a broker-dealer or any of its officers or employees. Our ability to comply with all applicable laws and rules is largely dependent on our internal systems to ensure compliance, as well as our ability to attract and retain qualified compliance personnel. We could be subject to disciplinary or other actions in the future due to claimed noncompliance, which could have a material adverse effect on our business, financial condition and results of operations. To continue to operate and to expand our services internationally, we may have to comply with the regulatory controls of each country in which we conduct, or intend to conduct business, the requirements of which may not be clearly defined. The varying compliance requirements of these different regulatory jurisdictions, which are often unclear, may limit our ability to continue existing international operations and further expand internationally.

Should our subsidiary Netcapital Securities Inc. receive its broker-license, it may be fined or subject to other disciplinary or corrective actions if it does not maintain the capital and liquidity levels required by regulators.

The SEC, FINRA, and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Should our subsidiary, Netcapital Securities Inc. receive its broker-dealer license, failure to maintain the required net capital could result in suspension or revocation of registration by the SEC or suspension or expulsion by FINRA, and could ultimately lead to liquidation of Netcapital Securities Inc. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require an intensive use of capital could be limited. Such operations may include investing activities, marketing and the financing of customer account balances. Also, our ability to withdraw capital from our brokerage subsidiary could be restricted.

Risk Factors Related to our Common Stock

Our ability to have our securities traded on the Nasdaq Capital Market is subject to us meeting applicable listing criteria.

We are currently listed on the Nasdaq Capital Market, a national securities exchange. Nasdaq requires companies desiring to list their common stock to meet certain listing criteria including total number of shareholders: minimum stock price, total value of public float, and in some cases total shareholders’ equity and market capitalization. Our failure to meet such applicable listing criteria could prevent us from listing our common stock on Nasdaq. In the event we are unable to have our shares traded on Nasdaq, our common stock could potentially trade on the OTCQX or the OTCQB, each of which is generally considered less liquid and more volatile than Nasdaq. Our failure to have our shares traded on the Nasdaq could make it more difficult for you to trade our shares, could prevent our common stock trading on a frequent and liquid basis and could result in the value of our common stock being less than it would be if we were able to list our shares on Nasdaq.

As previously disclosed on a Current Report on Form 8-K filed by the Company on September 1, 2023, the Company received a notification from The Nasdaq Stock Market, LLC (“Nasdaq”) notifying the Company that it was not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Specifically, Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Therefore, in accordance with Listing Rule 5810(c)(3)(A), the Company was provided 180 calendar days, or until February 28, 2024, to regain compliance with the Rule. Subsequently, on February 29, 2024, Nasdaq determined the Company was eligible for an additional 180 calendar days, or until August 26, 2024, to regain compliance with the Rule. Since then, Nasdaq has determined that as of July 22, 2024, the Company’s securities had a closing bid price of $0.10 or less for ten consecutive trading days.1 Accordingly, the Company is subject to the provisions contemplated under Listing Rule 5810(c)(3)(A)(iii) (the “Low Priced Stocks Rule”).

As a result, on July 23, 2024, Nasdaq delivered written notice to the Company under which it advised the Company that Nasdaq has determined to delist the Company’s securities from The Nasdaq Capital Market (the “Nasdaq Letter”).

The Company may appeal Nasdaq’s determination to a Hearings Panel (the “Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. A hearing request will stay any further action pending final resolution of the Hearing Panel or any extension provided by the Panel.

The Company intends to appeal Nasdaq’s determination and will timely submit a plan to a hearing panel to regain compliance to the Nasdaq Listing Qualifications Department.

Notwithstanding the Company’s intention to request a hearing, there can be no assurance that the Panel will grant the Company any compliance period or that the Company will ultimately regain compliance with all applicable requirements for continued listing on The Nasdaq Capital Market. The Company is monitoring the closing bid price of its common stock and will consider options to regain compliance with Nasdaq’s minimum bid price requirement, including effectuating a reverse stock split. On July 24, 2024, the Company’s stockholders approved the implementation of a reverse stock split of the Company’s common stock at a ratio between 1-for-2 and 1-for-100, inclusive, with the ultimate ratio to be determined by the Company’s board of directors in its sole discretion. On September 25, 2024, our Board approved a reverse split ratio of 1-for-70 for the reverse split of the issued shares of our common stock. The Company intends to promptly effectuate a reverse split to regain compliance with Nasdaq Listing Rules related to minimum bid price for its common stock.

If we are unable to regain compliance with the Nasdaq minimum bid price requirement and Nasdaq delists our common stock and warrants and we are unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our shareholders:

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

In a December 2023 offering, we sold 4,800,000 shares of common stock, pre-funded warrants to purchase up to 11,200,000 shares of our common stock and common stock warrants to purchase up to 32,000,000 shares of common stock. In May 2024, we induced some of the warrant holders to exercise their warrants, and we issued additional warrants to purchase up to 28,640,000 shares of our common stock. The existence of the potential additional shares of our common stock in the public market, or the perception that such additional shares may be in the market, could adversely affect the price of our common stock. We cannot predict the effect, if any, that market sales of those shares of common stock or the availability of those shares of common stock for sale will have on the market price of our common stock.

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

Our issuance of common stock upon the exercise of options granted under our 2021 Equity Incentive Plan and our 2023 Omnibus Equity Incentive Plan may dilute all other stockholders.

We have issued options to purchase 2,202,000 shares of common stock under our 2021 Equity Incentive Plan and our 2023 Omnibus Equity Incentive Plan and we expect to issue options to purchase the remaining 98,000 shares of common stock in the future to officers, directors, employees and consultants under our 2023 Omnibus Equity Incentive Plan. Any such issuances of common stock underlying stock options may cause stockholders to experience dilution of their ownership interests and the per share value of our common stock to decline. As options are forfeited we plan to reissue options to other officers, directors, employees and consultants.

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

ITEM 1C. CYBERSECURITY

We believe cybersecurity is critical to advancing our technological advancements. As a biopharmaceutical company, we face a multitude of cybersecurity threats that range from attacks common to most industries, such as ransomware and denial-of service. Our customers, suppliers, subcontractors, and business partners face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our operations, performance, and results of operations. These cybersecurity threats and related risks make it imperative that we expend resources on cybersecurity.

Our Board of Directors oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Senior leadership, including our cybersecurity consultant, regularly briefs the Board of Directors on our cybersecurity and information security posture and the Board of Directors is apprised of cybersecurity incidents deemed to have a moderate or higher business impact, even if immaterial to us. The full Board retains oversight of cybersecurity because of its importance. In the event of an incident, we intend to follow our detailed incident response playbook, which outlines the steps to be followed from incident detection to mitigation, recovery, and notification, including notifying functional areas (e.g., legal), as well as senior leadership and the Board, as appropriate. Our Cybersecurity consultant has extensive information technology and program management experience. We have implemented a governance structure and processes to assess, identify, manage, and report cybersecurity risks.

We work with our cybersecurity consultant on assessing cybersecurity risk and on policies and practices aimed at mitigating these risks. We believe we are positioned to meet the requirements of the SEC. In addition to following SEC guidance and implementing pre-existing third party frameworks, we have developed our own practices and frameworks, which we believe enhance our ability to identify and manage cybersecurity risks. Third parties also play a role in our cybersecurity. We engage third-party services to conduct evaluations of our security controls, whether through penetration testing, independent audits, or consulting on best practices to address new challenges. Assessing, identifying, and managing cybersecurity related risks are factored into our overall business approach.

We require that our subcontractors report cybersecurity incidents to us so that we can assess the impact of the incident on us. Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured.

ITEM 2. PROPERTIES

We utilize an office at 1 Lincoln Street in Boston, Massachusetts. We currently pay rent of approximately $6,400 a month, and our membership agreement is through March 2025 for approximately 400 square feet in a virtual office-suite location. Almost all of our employees work remotely. We believe our current office space is suitable and adequate for its intended purposes and our near-term expansion plans.

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

Not applicable.

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

Recent Issuances of Unregistered Securities

(a) None

(b) Holders

There are 270 shareholders of record of our common stock as of July 29, 2024.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

2021 Equity Incentive Plan. In November 2021, our Board adopted the 2021 Equity Incentive Plan, or the Plan. An aggregate of 300,000 shares of our common stock is reserved for issuance and available for awards under the Plan, including incentive stock options granted under the Plan. The Plan administrator may grant awards to any employee, director, consultant or other person providing services to us or our affiliates. As of July 29, 2024, outstanding option grants, net of forfeitures, amounted to 187,000 options to purchase shares of common stock and there remain 113,000 shares for grant under the Plan.

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

2023 Omnibus Equity Incentive Plan. On January 3, 2023, the Board of Directors of the Company approved and adopted the Netcapital Inc., 2023 Omnibus Equity Incentive Plan (the “2023 Plan”), which was subsequently approved by the Company’s stockholders. The total number of shares of common stock authorized for issuance under the 2023 Plan is (i) 2,000,000 shares of common stock plus (ii) an annual increase on the first day of each calendar year beginning with May 1, 2024 and ending with the last May 1 during the initial ten-year term of the 2023 Plan, equal to the lesser of (A) five percent (5%) of the shares of common stock outstanding (on an as-converted basis, which shall include shares issuable upon the exercise or conversion of all outstanding securities or rights convertible into or exercisable for shares of common stock, including without limitation, preferred stock, warrants and employee options to purchase any shares of common stock) on the final day of the immediately preceding calendar year and (B) such lesser number of shares of common stock as determined by the Board; provided, that, shares of common stock issued under the 2023 Plan with respect to an exempt award shall not count against such share limit. No more than 2,000,000 Shares, and as increased on an annual basis, on the first day of each calendar year beginning with May 1, 2024 and ending with the last May 1 during the initial ten-year term of the Plan, by the lesser of (A) five percent (5%) of the shares of common stock outstanding (on an as-converted basis, which shall include shares of common stock issuable upon the exercise or conversion of all outstanding securities or rights convertible into or exercisable for shares of common stock, including without limitation, preferred stock, warrants and employee options to purchase any shares of common stock) on the final day of the immediately preceding calendar year; (B) 300,000 shares of common stock, and (C) such lesser number of shares of common stock as determined by the Board, shall be issued pursuant to the exercise of ISOs. As of April 30, 2024, we had awarded an aggregate of 1,950,000 options to purchase shares of common stock, 58,500 options have been forfeited and there remain 108,500 shares for grant under the 2023 Plan. On May 1, 2024, pursuant to the annual increase provision described above, the amount reserved for issuance under the Plan increased by 3,154,105 shares based on the fully diluted shares outstanding as of April 30, 2024, or 3,262,605 shares in the aggregate.

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

Purchase of Equity Securities

No repurchase of equity securities were made during the 2024 fiscal year.

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

We provide private company investment access to accredited and non-accredited investors through our online portal (www.netcapital.com), which is operated by our wholly owned subsidiary Netcapital Funding Portal, Inc. The Netcapital funding portal charges a $5,000 listing fee, a 4.9% portal fee for capital raised at closing, and beginning in fiscal year 2024, a 1% success fee paid for with equity of the funding portal customer. In addition, the portal generates fees for other ancillary services, such as rolling closes. Netcapital Advisors generates fees and equity stakes from consulting in select portfolio and non-portfolio clients. With respect to its services for Reg A offerings, Netcapital Advisors charges a monthly flat fee for each month the offering is listed on the netcapital.com website as well as a nominal administrative flat fee for each investor that is processed to cover out-of-pocket costs.

We generated revenues of $4,951,435, with costs of service of $108,060, in the year ended April 30, 2024 for a gross profit of $4,843,375 (consisting of $3,537,700 in equity securities for payment of services and $1,413,736 in cash-based revenues, offset by $108,060 for costs of services) as compared to revenues of $8,493,985 with costs of service of $85,038 in the year ended April 30, 2023 for a gross profit of $8,408,947 (consisting of $7,105,000 in equity securities for the payment of services and $1,388,985 in cash-based revenues, offset by $85,038 for costs of services). Our cash-based gross profits as a percentage of gross profits were approximately 1% and 1%, respectively, in the years ended April 30, 2024 and 2023, for entities (for which we performed services) in which we own equity during such periods. The total number of offerings on the Netcapital funding portal in fiscal 2024 and 2023 that closed was 70 and 63, respectively, of which 17 and 13 offerings hosted on the Netcapital funding platform in fiscal 2024 and 2023, respectively, terminated their listings without raising the required minimum dollar amount of capital. As of the date of this report, we own minority equity positions of greater than 1% in 20 portfolio companies that have utilized the funding portal to facilitate their offerings, which equity was received as payment for services.

Netcapital.com is an SEC-registered funding portal that enables private companies to raise capital online, while investors are able to invest from almost anywhere in the world, at any time, with just a few clicks. Securities offerings on the portal are accessible through individual offering pages, where companies include product or service details, market size, competitive advantages, and financial documents. Companies can accept investments from virtually anyone, including friends, family, customers and employees. Customer accounts on our platform are not permitted to hold or use digital securities to make an investment.

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

Proposed Broker-Dealer Business

Our newly formed wholly owned subsidiary, Netcapital Securities Inc. has applied for broker-dealer registration with the Financial Industry Regulatory Authority (“FINRA”). We that by having a registered broker-dealer, it will create opportunities to expand revenue base by hosting and generating additional fees from Reg A+ and Reg D offerings on the Netcapital platform;, earning additional fees in connection with offerings that may result from the introduction of clients to other FINRA broker-dealers and expanding our distribution capabilities by leveraging strategic partnerships with other broker-dealers to distribute offerings of issuers that utilize the Netcapital platform to a wider range of investors in order to maximize market penetration and optimize capital raising efforts. Netcapital Securities Inc.’s application to become a registered broker-dealer remains subject to regulatory approval and/or licensing from the Financial Regulatory Authority (FINRA) and the Securities and Exchange Commission (SEC). No assurance can be given as to when or if such approvals may be granted or when, if at all, Netcapital will be able to expand the services it offers. As of the date of this Annual Report, Netcapital Securities Inc. has not conducted any business activities

Our limited operating history and the uncertain nature of our future operations and the markets we address or intend to address make predictions of our future results of operations difficult. Our operations may never generate significant revenues, and we may not consistently achieve profitable operations.

Proposed Alternative Trading (“ATS”) Relationship

We believe that lack of liquidity is a key issue for investors in private companies in our targeted market. We also recognize that secondary trading of securities in private companies is subject to extensive regulation and oversight. Such regulation and oversight includes, but is not limited to, the need to be a registered broker-dealer that is licensed to operate an ATS, or to partner with an entity that is licensed to do so. In order to try to address what we believe is a large, unmet need, our wholly-owned subsidiary, Netcapital Systems LLC, a Utah limited liability company (“Netcapital UT LLC”), entered into a software license and services agreement on January 2, 2023 (the “Templum License Agreement”) with Templum Markets LLC (“Templum”), to provide issuers and investors on the Netcapital platform with the potential for greater distribution and liquidity. Templum is a company that provides capital markets infrastructure for trading private equity securities, and operates an ATS with approval in 53 U.S. states and territories for the trading of unregistered or private securities. We are currently working with Templum to design the software required to allow issuers and investors on the Netcapital platform to access the Templum ATS in order to engage in secondary trading of securities in a regulatorily compliant manner. The operation of the Templum ATS, however, remains subject to extensive regulation and oversight. Accordingly, any regulatory delays or objections will result in delays in our ability to launch the proposed platform. While we are currently working with Templum on the design of the required software to enable the access to secondary trading on the Templum ATS, no assurance can be given as to when, or if, we will be able to successfully complete this project in order to enable access to a secondary trading feature beta (testing) version to a closed group of users for testing before any final launch is made to the public, and Templum’s approval. Milestones required to launch the platform include, but are not limited to, plug-in of Templum’s KYC and AML requirements to enable interested users to directly send to the Templum ATS any KYC/AML information required by Templum for review and approval, as well as the launch of a beta version to a closed group of users. In July 2024, we announced the launch of our beta version for this secondary trading platform and our goal is to offer such secondary trading platform through the Templum ATS to all issuers and investors on the Netcapital funding portal before the end of 2024 subject to compliance with all regulatory requirements, however, we do not know when, or if, this feature will be fully completed and launched, as there are many details that remain to be completed.

The operation of the Templum ATS is subject to extensive regulation and oversight. Accordingly, any regulatory delays or objections will result in delays in our ability to launch the proposed platform. In addition, because we cannot easily switch between operators of secondary trading platforms of this nature, any disruption of or interference, whether due to regulatory issues or natural disasters, cyber-attacks, terrorist attacks, power losses, telecommunications failures, or other similar events, would impact our operations and may adversely affect the ability of issuers and investors to utilize this platform. There is no obligation for Templum to renew its agreements with us on commercially reasonable terms or at all.

Recent Developments

Nasdaq Delisting Determination

As previously disclosed on a Current Report on Form 8-K filed by the Company on September 1, 2023, the Company received a notification from The Nasdaq Stock Market, LLC (“Nasdaq”) notifying the Company that it was not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Specifically, Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Therefore, in accordance with Listing Rule 5810(c)(3)(A), the Company was provided 180 calendar days, or until February 28, 2024, to regain compliance with the Rule. Subsequently, on February 29, 2024, Nasdaq determined the Company was eligible for an additional 180 calendar days, or until August 26, 2024, to regain compliance with the Rule. Since then, Nasdaq has determined that as of July 22, 2024, the Company’s securities had a closing bid price of $0.10 or less for ten consecutive trading days.1 Accordingly, the Company is subject to the provisions contemplated under Listing Rule 5810(c)(3)(A)(iii) (the “Low Priced Stocks Rule”).

As a result, on July 23, 2024, Nasdaq delivered written notice to the Company under which it advised the Company that Nasdaq has determined to delist the Company’s securities from The Nasdaq Capital Market (the “Nasdaq Letter”).

The Company may appeal Nasdaq’s determination to a Hearings Panel (the “Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. A hearing request will stay any further action pending final resolution of the Hearing Panel or any extension provided by the Panel.

The Company intends to appeal Nasdaq’s determination and will timely submit a plan to a hearing panel to regain compliance to the Nasdaq Listing Qualifications Department.

Notwithstanding the Company’s intention to request a hearing, there can be no assurance that the Panel will grant the Company any compliance period or that the Company will ultimately regain compliance with all applicable requirements for continued listing on The Nasdaq Capital Market. The Company is monitoring the closing bid price of its common stock and will consider options to regain compliance with Nasdaq’s minimum bid price requirement, including effectuating a reverse stock split. On July 24, 2024, the Company’s stockholders approved the implementation of a reverse stock split of the Company’s common stock at a ratio between 1-for-2 and 1-for-100, inclusive, with the ultimate ratio to be determined by the Company’s board of directors in its sole discretion. On September 25, 2024, our Board approved a reverse split ratio of 1-for-70 for the reverse split of the issued shares of our common stock. The Company intends to promptly effectuate a reverse split to regain compliance with Nasdaq Listing Rules related to minimum bid price for its common stock.

May 2024 Warrant Inducement

On May 24, 2024, we entered into inducement offer letter agreements with certain investors that hold certain outstanding Series A-2 warrants to purchase up to an aggregate of 14,320,000 shares of our common stock, originally issued in December 2023 at a reduced exercise price of $0.155 per share in partial consideration for the Company’s agreement to issue in a private placement (i) new Series A-3 common stock purchase warrants to purchase up to 14,320,000 shares of our common stock and (ii) new Series A-4 common stock purchase warrants to purchase up to 14,320,000 shares of our common stock for aggregate gross proceeds of approximately $2.2 million from the exercise of the existing warrants, before deducting placement agent fees and other expenses payable by the Company. The Series A-3 Warrants and Series A-4 Warrants are exercisable beginning on the effective dates of stockholder approval of the issuance with such warrants expiring on (i) the five year anniversary of the initial exercise date for the Series A-3 Warrants and (ii) the eighteen month anniversary of the initial exercise date for the Series A-4 Warrants. This transaction closed on May 29, 2024. H.C. Wainwright was the exclusive agent for the transaction for which we paid them a cash fee equal to 7.5% from the exercise of the Series A-2 warrant at the reduced exercise price and a management fee equal to 1.0% of such aggregate gross proceeds. We also issued warrants to designees of H.C. Wainwright to purchase up to 1,074,000 shares of our common stock at an exercise price of $0.1938 per share.

Application for Broker-Dealer License

In May 2024, we announced that our wholly-owned subsidiary, Netcapital Securities Inc. applied for broker-dealer registration with the Financial Industry Regulatory Authority (“FINRA”). We that by having a registered broker-dealer, it will create opportunities to expand revenue base by hosting and generating additional fees from Reg A+ and Reg D offerings on the Netcapital platform;, earning additional fees in connection with offerings that may result from the introduction of clients to other FINRA broker-dealers and expanding our distribution capabilities by leveraging strategic partnerships with other broker-dealers to distribute offerings of issuers that utilize the Netcapital platform to a wider range of investors in order to maximize market penetration and optimize capital raising efforts. Netcapital Securities Inc.’s application to become a registered broker-dealer remains subject to regulatory approval and/or licensing from the Financial Regulatory Authority (FINRA) and the Securities and Exchange Commission (SEC). No assurance can be given as to when or if such approvals may be granted or when, if at all, Netcapital will be able to expand the services it offers.

Temporary Cessation of our Valuation Business

In April 2024, we determined to cease activities with respect to our valuation business conducted by our subsidiary MSG Development Corp. The person who operated MSG Development Corp. retired in fiscal 2024 due to health reasons and we were unsuccessful in transitioning the valuation consulting work performed by MSG Development Corp. to another person. Consequently, in fiscal 2024, we recorded an impairment loss for the intangible assets associated with our acquisition of MSG. We intend to re-start valuation activities through MSG Development Corp. in the future if we can find and hire the necessary personnel although there is no current timeframe for when we could re-start such activities and we may ultimately never continue such valuation activities.

April 2024 Common Stock Issuance

On April 24, 2024, we issued an aggregate of 681,198 shares of our common stock at a price per share of $0.1324 to Steven Geary, a member of the Company’s board of directors, and Paul Riss, a member of the board of directors of Netcapital Funding Portal, Inc. our wholly-owned subsidiary, in consideration of the cancellation of $90.204 in outstanding indebtedness owed to Mr. Geary and Mr. Riss by us. The shares were issued as restricted securities as defined in Rule 144 of the Securities Act of 1933, as amended. We did not receive any proceeds from these issuances.

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

Results of Operations

Fiscal Year 2024 Compared to Fiscal Year 2023

Our revenues for fiscal 2024 decreased by $3,542,550, or 42%, to $4,951,435, as compared to $8,493,985 reported for fiscal 2023. The decrease in revenues is attributable to decreased revenues from consulting services for equity securities, which recorded a decrease in fees of $3,665,000, or 52% to $3,440,000 in fiscal 2024 as compared to $7,105,000 in fiscal 2023. The components of revenue are as follows:

	April 30, 2024	April 30, 2023
Consulting services for equity securities	$3,440,000	$7,105,000
Consulting revenue	96,200	455,320
Portal fees	874,368	418,513
Listing fees	442,040	513,960
Portal 1% equity fee	97,700	-
Game website revenue	1,127	1,192
Total	$4,951,435	$8,493,985

The aggregate decrease of $3,665,000 in consulting services for equity securities in fiscal 2024 occurred because we provided consulting services to only 3 companies in fiscal 2024, as compared to 6 companies in fiscal 2023. We strive to provide more than $1 million worth of consulting services to this type of client, and the average fee that we earned per client in fiscal 2024 and 2023 amounted to $1,146,667 and $1,184,167, respectively. These services are provided by our consulting subsidiary, Netcapital Advisors, Inc. (“Advisors”), and Advisors did not earn any equity securities from consulting work in the fourth quarter of fiscal 2024 or the first quarter of fiscal 2025. However, our subsidiary Netcapital Funding Portal Inc. (“Funding Portal”) began charging a fee of 1% of the equity raised by issuers that engage with the Funding Portal and in fiscal 2024, the Funding Portal earned equity securities from 30 clients, with an aggregate value of $97,700, as compared to $0 in fiscal 2023.

Consulting revenue consists of fees earned by two of our subsidiaries, Advisors and MSG Development Corp. (“MSG”). Revenue generated by Advisors decreased by $109,320 to $96,200 in fiscal 2024 from $205,520 in fiscal 2023 and revenues generated by MSG decreased to $0 in fiscal 2024 from $249,800 in fiscal 2023. The person who operated MSG retired in fiscal 2024 due to health reasons and we were unsuccessful in transitioning the valuation consulting work performed by MSG to another person. Consequently, in fiscal 2024, we recorded an impairment loss for the intangible assets associated with our acquisition of MSG. The decrease in consulting fees from Advisors in fiscal 2024 is the result of fewer consulting engagements and personnel cuts.

Revenue from portal fees increased by $455,855, or 109%, in fiscal 2024 to $874,368, from $418,513 in fiscal 2023. Revenue from portal fees consists of a 4.9% fee of the total capital raised by an issuer plus fixed miscellaneous charges for administrative fees, such as a rolling close, or the filing of an amended offering statement. The increase in portal fees is attributable to the increase in the amount of capital raised on the Netcapital funding portal and the increase in the number of issuers that completed an offering. In fiscal 2024 and 2023, the average amount raised in an offering on the Netcapital funding portal was $280,978 and $128,170, respectively. The total number of issuers on the Netcapital funding portal in fiscal 2024 and 2023 that successfully closed an offering was 53 and 50, respectively

Revenue from listing fees decreased by $71,920, or 14%, to $442,040 in fiscal 2024 as compared to $513,960 in fiscal 2023. Listing fees are typically $5,000 per issuer, and they are the first form of revenue earned by our Funding Portal when an issuer signs a contract with us to sell securities on the funding portal. After the listing contract is signed, an issuer typically takes two months before it is ready to launch an offering. Most issuers remain on the funding portal, marketing their offering, for a period of six to nine months.

Our costs of revenues increased by $23,022 or 27%, to $108,060 in fiscal 2024, from $85,038 in fiscal 2023. The increase is attributable to Funding Portal, which experienced an increase in revenues from portal fees of $455,855 in fiscal 2024.

Consulting expenses increased by $20,860, or 4%, to $610,209 for fiscal 2024 from $589,349 reported in the prior fiscal year. The increase is consistent with inflation costs. Consulting expenses are payments for services rendered by non-employees.

Payroll and payroll related expenses increased by $192,150, or 5%, to $3,838,640 in fiscal 2024, as compared to $3,646,490 in fiscal 2023. The increase was attributed to pay increases to keep up with inflation.

General and administrative expenses increased by $1,686,328 or 97%, to $3,427,026 for the year ended April 30, 2024, as compared to $1,740,698 for the prior fiscal year. The primary increase in expenses is attributable to professional fees, which includes costs of attorneys, proxy solicitation, investor relations and stock-based compensation, and an increase in our allowance for doubtful accounts.

Marketing expense increased by $248,289, or approximately 291%, to $333,771 for the year ended April 30, 2024, as compared to $85,482 in fiscal 2023. The increase was to bring awareness to the funding portal operations and the Company to attract new issuers and investors.

Rent expense increased by $1,065, or approximately 1%, to $76,117 for fiscal 2024, as compared to $75,052 in fiscal 2023. The increase was primarily attributed to a new office-space agreement that became effective in the current fiscal year.

Interest expense decreased by $47,852 to $45,990 for the year ended April 30, 2024, as compared to $93,842 for the prior fiscal year. The decrease in interest expense is attributed to a reduction in debt owed to a secured lender that was paid in full during the first quarter of fiscal 2024.

A realized loss of $406,060 was recorded in the year ended April 30, 2023, as compared to no realized losses in the year ended April 30, 2024. The Company sold 606,060 shares of KingsCrowd Inc. in June 2022 for proceeds of $200,000 that had been valued at $606,060 and recorded a realized loss on the sale of the investment of $406,060.

We recognized an unrealized loss in the value of our equity securities of $2,696,135 in fiscal 2024, as compared to an unrealized gain of $1,857,500 in the value of our equity securities in fiscal 2023. The loss in fiscal 2024 was attributable to a decrease in value to $0.16 per share from $1.00 per share for 3,209,685 shares of common stock that we own of KingsCrowd, Inc. The gain in fiscal 2023 resulted from an increase in value of $204,000 for our 110,000 units of MustWatch LLC, from $2.14 per unit to $4.00 per unit, and an increase in value of $1,661,868 in our 710,200 units of ChipBrain LLC, from $0.93 per unit to $4.74 per unit, less an unrealized loss of $8,968 in the value of the 4,000 shares of Vymedic Inc. from $5.00 per share to $2.76 per share.

We recorded an impairment loss of $1,048,430 and $0 in fiscal 2024 and 2023. The loss in fiscal 2024 consists of a reduction in value from $647,264 to $0 for the intangible assets we acquired in the purchase of MSG, and a reduction in value from $401,167 to $0 for the intangible assets we own that are associated with the website 1on1.fans. The person who operated MSG retired due to health reasons during fiscal 2024 and we were unsuccessful in transitioning the valuation consulting work performed by MSG to another person. Consequently, in fiscal 2024, we recorded an impairment loss for the intangible assets associated with our acquisition of MSG. We may continue providing business valuation services in the future, but at this point in time we cannot attribute any value to the assets we purchased. Similarly, the person who was designated to operate our 1on1.fans website left the Company in May 2024, and without his expertise and connections with professional hockey players, we determined the value to be $0.

Liquidity and Capital Resources

As of April 30, 2024, we had cash and cash equivalents of $863,182 and negative working capital of $2,074,163 as compared to cash and cash equivalents of $569,441 and negative working capital of $2,622,670 as of April 30, 2023.

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

Year over Year Changes

Net cash used in operating activities amounted to $4,879,838 in fiscal 2024, as compared to net cash used in operating activities of $4,617,200 in fiscal 2023.

In fiscal 2024, the principal sources of cash from operating activities were an unrealized loss on equity securities of $2,696,135, an impairment loss of $1,048,430 and stock-based compensation of $1,324,917. However, the sources of cash were offset by a net loss of $4,724,817, a receipt of equity in lieu of cash of $3,427,699, changes in deferred taxes of $1,657,000 and an increase in accounts receivable of $293,849.

In fiscal 2023, the primary sources of cash were net income of $2,954,972, changes in deferred taxes of $680,000, a realized loss on the sale of investments of $406,060, a decrease in accounts receivable of $1,039,957 and stock-based compensation of $269,577. However, these items were offset by non-cash revenue from the receipt of equity of $8,110,000, and an unrealized gain on equity securities of $1,857,500.

Net cash used in investing activities in fiscal 2024 consisted of a $20,000 note receivable. Net cash provided by investing activities in fiscal 2023 consisted of proceeds of $200,000 from the sale of 606,060 shares of an investment in KingsCrowd Inc.

For the year ended April 30, 2024, net cash provided by financing activities amounted to $5,193,579, which consisted of proceeds from the sale of common stock of $5,538,611 and proceeds from warrant exercises of $4,968, which were offset by repayment of $350,000 of principal to our secured lender. For the year ended April 30, 2023, net cash provided from financing activities amounted to $4,512,716, which included proceeds from the sale of common stock of $5,570,576, which was offset by a payment of $7,860 for a related party note, and payment of $1,050,000 to a secured lender.

In fiscal 2024 and 2023, there were no expenditures for capital assets. We do not anticipate any capital expenditures in the next fiscal year.

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

The Company identifies performance obligations in contracts with customers, which primarily are professional services, listing fees on our funding portal, and a portal fee of 4.9% of the money raised on the funding portal. Beginning in fiscal year 2024, the funding portal also receives a fee of 1% of the equity sold by an issuer that utilized the funding portal’s services. The transaction price is determined based on the amount the Company expects to be entitled to receive in exchange for transferring the promised services to the customer. The transaction price in the contract is allocated to each distinct performance obligation in an amount that represents the relative amount of consideration expected to be received in exchange for satisfying each performance obligation. Revenue is recognized when performance obligations are satisfied. The Company usually bills its customers before it provides any services and begins performing services after the first payment is received. Contracts are typically one year or less. For larger contracts, in addition to the initial payment, the Company may allow for progress payments throughout the term of the contract.

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

Remaining Performance Obligations

The Company’s subscription terms are typically less than one year. All of the Company’s revenues in the years ended April 30, 2024 and 2023, which amounted to $4,951,435 and $8,493,985, respectively, are considered contract revenues. Contract revenue as of April 30, 2024 and 2023, which has not yet been recognized, amounted to $466 and $661, respectively, and is recorded on the balance sheet as deferred revenue. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Allowance for Doubtful Accounts

In order to record the Company’s accounts receivable at their net realizable value, the Company must assess their collectability. A considerable amount of judgment is required in order to make this assessment, including an analysis of historical bad debts and other adjustments, a review of the aging of the Company’s receivables, and the current creditworthiness of the Company’s customers. Generally, when a customer account reaches a certain level of delinquency, the Company provides an allowance for the related amount receivable from the customer. The Company writes off the accounts receivable balance from a customer and the related allowance established when it believes it has exhausted all reasonable collection efforts. Net accounts receivable of $134,849 and $1,388,500 were recorded as of April 30, 2024 and 2023, respectively, and an allowance for doubtful accounts of $353,455 and $91,955 was recorded as of April 30, 2023 and 2022, respectively.

Impairment of Long-Lived Assets

Financial Accounting Standards Board (“FASB”) authoritative guidance requires that certain assets be reviewed for impairment and, if impaired, remeasured at fair value whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment loss estimates are primarily based upon management’s analysis and review of the carrying value of long-lived assets at each balance sheet date, utilizing an undiscounted future cash flow calculation. We recorded an impairment loss $1,048,430 in fiscal 2024. We did not recognize an impairment loss in fiscal 2023.

Investment in Equity Securities

The Company holds investments in equity securities that are within the scope of ASC 321. These securities are typically received as payment for invoices and initially recorded at cost, which represents the fair value of the consideration received at the time of the transaction.

The Company monitors these investments for changes in observable prices from orderly transactions for the identical or similar securities. When observable price changes are identified or an impairment is recognized, the investments are remeasured to fair value, with changes recognized in earnings.

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

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Principal Executive Officer (the “PEO”) and Principal Financial Officer (the “PFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of April 30, 2024. Based on that evaluation, the PEO and the PFO concluded that, as of April 30, 2024, such controls and procedures were effective.

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

Under the supervision and with the participation of management, including the PEO and the PFO, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of April 30, 2024, based on the criteria established in a report entitled “2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of April 30, 2024.

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item regarding our directors, executive officers and corporate governance will be included in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item regarding executive compensation will be included in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item regarding security ownership of certain beneficial owners and management will be included in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED PERSON TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2024 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item regarding principal accounting fees and services will be included in our 2024 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. FINANCIAL STATEMENTS AND EXHIBITS.

Exhibit
Number	Description
1.1	Underwriting Agreement incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K dated July 12, 2022.
1.2	Underwriting Agreement dated July 19, 2023 between the Registrant and ThinkEquity LLC, incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K dated July 19, 2023.
2.1	Asset Purchase Agreement dated November 23, 2010 between ValueSetters, Inc. and NetGames.com, incorporated by reference to Exhibit 2.1 to our Form 10/A dated July 25, 2014
2.2	Agreement and Plan of Merger by and Among Netcapital Funding Portal Inc., ValueSetters Inc. and Netcapital Acquisition Vehicle Inc., incorporated by reference to our Current Report on Form 8-K dated August 23, 2020
3.1	Articles of Incorporation filed on April 25, 1984, incorporated by reference to Exhibit 3.1 to our Form 10 dated September 3, 2013
3.2	Amendment to Articles of Incorporation filed on September 7, 1999, incorporated by reference to Exhibit 3.2 to our Form 10 dated September 3, 2013
3.3	Amendment to Articles of Incorporation filed on December 4, 2003, incorporated by reference to Exhibit 3.2 to our Form 10 dated September 3, 2013
3.4	Amendment to Articles of Incorporation filed on April 13, 2015, incorporated by reference to Exhibit 3.1.3 to our Form S-1 dated February 14, 2022
3.5	Amendment to Articles of Incorporation filed on September 29, 2020, incorporated by reference to Exhibit 3.1 to our Form 8-K dated November 5, 2020
3.6	By-Laws of ValueSetters, Inc, incorporated by reference to Exhibit 3.4 to our Form 10 dated September 3, 2013
4.1	Specimen stock certificate evidencing shares of common stock, incorporated by reference to Exhibit 4.1 to our Form S-1/A dated April 8, 2022
4.2	Form of Unsecured Convertible Notes, incorporated by reference to Exhibit 4.3 to our Form S-1 dated February 14, 2022.
4.3	Form of Representative’s Warrant incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated July 15, 2022
4.4	Warrant Agent Agreement, dated July 15, 2022 between Netcapital Inc. and Equity Stock Transfer LLC incorporated by reference to our Current Report on Form 8-K dated July 15, 2022
4.5	Form of Public Warrant incorporated by reference to our Current Report on Form 8-K dated July 15, 2022
4.6	Form of Unsecured Convertible Notes incorporated by reference to our Current Report on Form 8-K dated July 15, 2022
4.7	Form of Representative Warrant incorporated by reference to our Current Report on Form 8-K dated December 16, 2022
4.8	Form of Placement Agent Warrant, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 23, 2023
4.9	Form of Representative Warrant incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated July 19, 2023
4.10	Form of Pre-Funded Warrant incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated December 27, 2023.
4.11	Form of Series A-1 Common Warrant incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated December 27, 2023.
4.13	Form of Series A-2 Common Warrant incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated December 27, 2023.
4.12	Form of Placement Agent’s Warrant incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated December 27, 2023.
4.13	Form of New Series A-3 Warrant, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 24, 2024.
4.14	Form of New Series A-4 Warrant, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated May 24, 2024.
4.15	Form of Placement Agent Warrant, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated May 24, 2024.

4.16*	Description of capital stock
10.1+	2021 Equity Incentive Plan, filed as Exhibit 4.1 to the registrant’s registration statement on Form S-8 on January 27, 2022, and incorporated herein by reference.
10.2+	Employment Agreement with Carole Murko, incorporated by reference to Exhibit 10.12 to our Form S-1 dated February 14, 2022
10.3+	Separation Agreement with Carole Murko, incorporated by reference to Exhibit 10.13 to our Form S-1 dated February 14, 2022
10.4	Form of Note Purchase Agreement, incorporated by reference to Exhibit 10.14 to our Form S-1 dated February 14, 2022
10.5	License Agreement between Netcapital Systems LLC, a Delaware limited liability company, and Netcapital Funding Portal Inc., filed as Exhibit 10.1 to our Current Report on Form 8-K dated April 18, 2022 and filed on June 28, 2022 and incorporated by reference herein.
10.6+	Employment Agreement with Cecilia Lenk, filed as Exhibit 10.2 to our Current Report on Form 8-K dated April 18, 2022 and filed on June 28, 2022 and incorporated by reference herein.
10.7+	Employment Agreement with Coreen Kraysler, filed as Exhibit 10.3 to our Current Report on Form 8-K dated April 18, 2022 and filed on June 28, 2022 and incorporated by reference herein.
10.8+	Employment Agreement with Jason Frishman, filed as Exhibit 10.4 to our Current Report on Form 8-K dated April 18, 2022 and filed on June 28, 2022 and incorporated by reference herein.
10.9+	Netcapital Inc 2023 Omnibus Equity Incentive Plan incorporated by reference to our Current Report on Form 8-K dated January 5, 2023.
10.10+	Employment Agreement with Martin Kay dated January 3, 2023 incorporated by reference to our Current Report on Form 8-K dated January 5, 2023.
10.11+	Form of Stock Option Agreement incorporated by reference to our Current Report on Form 8-K dated January 5, 2023.
10.12	Software License and Services Agreement between Templum, Inc. and Netcapital Systems LLC dated January 2, 2023 incorporated by reference to our Current Report on Form 8-K dated January 6, 2023.
10.13	Form of Securities Purchase Agreement between Netcapital Inc. and certain institutional investors dated May 23, 2023, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 23, 2023.
10.14	Form of Securities Purchase Agreement incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 27, 2023.
10.15	Stock Purchase Agreement dated April 24, 2024 between Netcapital Inc. and Steven Geary, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 24, 2024
10.16	Stock Purchase Agreement dated April 24, 2024 between Netcapital Inc. and Paul Riss incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 24, 2024.
10.17	Form of Inducement Letter dated May 24, 2024, incorporated by reference to our Current Report on Form 8-K dated May 24, 2024.
14.1	Code of Ethics, incorporated by reference to Exhibit 14.1 to our Form S-1/A dated April 8, 2022
21.1*	Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm
31.1*	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Schema
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Label Linkbase
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Indicates a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETCAPITAL INC.

Date: July 29, 2024	By:	/s/ Martin Kay
Martin Kay
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Martin Kay	Chief Executive Officer and Director	July 29, 2024
Martin Kay	(Principal Executive Officer)

/s/ Coreen Kraysler	Chief Financial Officer,	July 29, 2024
Coreen Kraysler	(Principal Accounting and Financial Officer)

/s/ Avi Liss	Director	July 29, 2024
Avi Liss

/s/ Cecilia Lenk	Director	July 29, 2024
Cecilia Lenk

/s/ Arnold Scott	Director	July 29, 2024
Arnold Scott

/s/ Steven Geary	Director	July 29, 2024
Steven Geary

NETCAPITAL INC.

YEARS ENDED APRIL 30, 2024 AND 2023

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Netcapital Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Netcapital Inc. and Subsidiaries (“the Company”) as of April 30, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has an negative working capital, net operating losses, and negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Valuation of Investments

Description of the Critical Audit Matter

As discussed in Note 12 to the consolidated financial statements, the Company has investments in several entities which require the Company to initially value based on offering prices that are not considered observable and to periodically evaluate potential impairment by assessing whether the carrying value of the investments exceeds the estimated fair value, or by monitoring observable price changes from orderly transactions to measure estimated fair value. Auditing management’s analysis includes tests that are complex and highly judgmental due to the estimation required to determine the fair value of each of the underlying investees. In particular, fair value estimates are sensitive to significant assumptions and factors such as expectations about future market and economic conditions, revenue growth rates, strategic plans, and historical operating results, among others.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures to evaluate management’s valuation of investments consisted of the following, among others:

1.Obtain and test management assumptions and analysis, including review of third-party market data, public filings, and funding activities of investee entities.

2.Confirmed investee shares held by the Company, relative ownership percentages, active reported share prices, and the occurrence of additional capital raises involving sales of investee shares.

3.Performed a recalculation of significant inputs used in the valuation for reasonableness.

Fruci & Associates II, PLLC – PCAOB ID #05525
We have served as the Company’s auditor since 2017.

Spokane, Washington
July 29, 2024

NETCAPITAL INC.

CONSOLIDATED BALANCE SHEETS

	April 30, 2024	April 30, 2023
Assets:
Cash and cash equivalents	$863,182	$569,441
Accounts receivable net	134,849	1,388,500
Note receivable	20,000	-
Interest receivable	1,200	-
Prepaid expenses	23,304	583,030
Total current assets	1,042,535	2,540,971

Deposits	6,300	6,300
Notes receivable - related parties	202,000	202,000
Purchased technology, net	14,733,005	15,875,297
Investment in affiliate	240,080	240,080
Equity securities	25,333,386	22,955,445
Total assets	$41,557,306	$41,820,093

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable
Trade	$793,325	$578,331
Related party	-	75,204
Accrued expenses	310,300	285,065
Stock subscription payable	-	10,000
Deferred revenue	466	661
Interest payable	92,483	98,256
Current taxes payable	-	174,000
Deferred tax liability, net	-	1,657,000
Related party debt	-	15,000
Secured note payable	-	350,000
Current portion of SBA loans	1,885,800	1,885,800
Loan payable - bank	34,324	34,324
Total current liabilities	3,116,698	5,163,641

Long-term liabilities:
Long-term SBA loans, less current portion	500,000	500,000
Total liabilities	3,616,698	5,663,641

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, $.001 par value; 900,000,000 shares authorized, 22,880,680 and 6,440,527 shares issued and outstanding	22,880	6,441
Shares to be issued	122,124	183,187
Capital in excess of par value	37,316,041	30,500,944
Retained earnings	479,563	5,465,880
Total stockholders’ equity	37,940,608	36,156,452
Total liabilities and stockholders’ equity	$41,557,306	$41,820,093

See Accompanying Notes to the Consolidated Financial Statements

NETCAPITAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	April 30, 2024	April 30, 2023

Revenues	$4,951,435	$8,493,985
Costs of services	108,060	85,038
Gross profit	4,843,375	8,408,947

Costs and expenses:
Consulting expense	610,209	589,349
Marketing	333,771	85,482
Rent	76,117	75,052
Payroll and payroll related expenses	3,838,640	3,646,490
General and administrative costs	3,427,026	1,740,698
Total costs and expenses	8,285,763	6,137,071
Operating income (loss)	(3,442,388)	2,271,876

Other income (expense):
Interest expense	(45,990)	(93,842)
Gain on debt conversion	-	224,260
Amortization of intangible assets	(93,862)	(96,407)
Impairment expense	(1,048,430)	-
Other income	1,200	51,645
Unrealized gain (loss) on equity securities	(2,696,135)	1,857,500
Realized loss on sale of investment	-	(406,060)
Total other income (expense)	(3,883,217)	1,537,096
Net income (loss) before taxes	(7,325,605)	3,808,972
Income tax expense (benefit)	(2,339,288)	854,000
Net income (loss)	$(4,986,317)	$2,954,972

Basic earnings (loss) per share	$(0.41)	$0.63
Diluted earnings (loss) per share	$(0.41)	$0.63

Weighted average number of common shares outstanding:
Basic	12,105,577	4,677,214
Diluted	12,105,577	4,677,464

See Accompanying Notes to the Consolidated Financial Statements

NETCAPITAL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended April 30, 2024 and 2023

	Common Stock		Shares to Be	Capital in Excess of	Retained	Total
	Shares	Amount	Issued	Par Value	Earnings	Equity
Balance, April 30, 2022	2,934,344	$2,934	$244,250	$22,479,769	$2,510,908	$25,237,861

Shares issued for debt conversion	133,333	134	-	379,852	-	379,986
Sale of common stock	1,205,000	1,205	-	3,947,912	-	3,949,117
Vesting of stock options	-	-	-	32,953	-	32,953
Net income for July 31, 2022 quarter	-	-	-	-	64,477	64,477
Balance, July 31, 2022	4,272,677	4,273	244,250	26,840,486	2,575,385	29,664,394

Sale of common stock	2,600	3	-	23,397	-	23,400
Purchase of equity interest	37,500	37	-	366,338	-	366,375
Vesting of stock options	-	-	-	32,953	-	32,953
Net income for Oct. 31, 2022 quarter	-	-	-		183,138	183,138
Balance October 31, 2022	4,312,777	4,313	244,250	27,263,174	2,758,523	30,270,260

Sale of common stock	1,434,000	1,434	-	1,620,025	-	1,621,459
Purchase of equity interest	18,750	19	-	171,105	-	171,124
Purchase of intellectual property	300,000	300	-	434,700	-	435,000
Reduction in shares to be issued	6,250	6	(61,063)	61,057	-	-
Vesting of stock options	-	-	-	63,057	-	63,057
Net income for Jan. 31, 2023 quarter	-	-	-	-	1,696,499	1,696,499
Balance January 31, 2023	6,071,777	6,072	183,187	29,613,118	4,455,022	34,257,399

Purchase of equity interest	18,750	19	-	195,233	-	195,252
Vesting of stock options	-	-	-	132,943	-	132,943
Stock-based compensation	350,000	350	-	559,650	-	560,000
Net income Q4	-	-	-		1,010,858	1,010,858
Balance April 30, 2023	6,440,527	6,441	183,187	30,500,944	5,465,880	36,156,452

Vesting of stock options	-	-	-	139,371	-	139,371
Stock-based compensation	100,000	100	-	143,900	-	144,000
Sale of common stock	2,825,000	2,825	-	2,272,375	-	2,275,200
Purchase of equity interest	18,750	18	-	183,170	-	183,188
Stock-based settlement	49,855	50	-	58,779	-	58,829
Net loss July 31, 2023 quarter	-	-	-	-	(491,655)	(491,655)
Balance July 31, 2023	9,434,132	9,434	183,187	33,298,539	4,974,225	38,465,385

Vesting of stock options	-	-	-	139,371	-	139,371
Reduction in shares to be issued	6,250	6	(61,063)	61,057	-	-
Purchase of equity interest	18,750	19	-	183,170	-	183,189
Net income October 31, 2023 quarter	-	-	-	-	339,616	339,616
Balance October 31, 2023	9,459,132	9,459	122,124	33,682,137	5,313,841	39,127,561

Vesting of stock options	-	-	-	139,371	-	139,371
Sale of common stock	4,800,000	4,800	-	3,255,639	-	3,260,439
Warrant exercise	2,972,000	2,972	-	-	-	2,972
Net loss January 31, 2024 quarter	-	-	-	-	(2,227,542)	(2,227,542)

Balance January 31, 2024	17,231,132	17,231	122,124	37,077,147	3,086,299	40,302,801

Vesting of stock options	-	-	-	139,371	-	139,371
Stock-based settlement	681,548	681	-	99,523	-	100,204
Warrant exercise	4,968,000	4,968	-	-	-	4,968
Net loss April 30, 2024 quarter	-	-	-	-	(2,606,736)	(2,606,736)
	22,880,680	$22,880	$122,124	$37,316,041	$479,563	$37,940,608

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	April 30, 2024	April 30, 2023
OPERATING ACTIVITIES
Net income (loss)	$(4,986,317)	$2,954,972
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	1,324,917	269,577
Receipt of equity in lieu of cash	(3,427,699)	(8,110,000)
Unrealized (gain) loss on equity securities	2,696,135	(1,857,500)
Gain on debt conversion	-	(224,260)
Provision for bad debts	267,500	5,443
Realized loss on investment	-	406,060
Changes in deferred taxes	(1,657,000)	680,000
Amortization of intangible assets	93,862	96,407
Impairment of assets	1,048,430	-
Changes in non-cash working capital balances:
Accounts receivable	(293,849)	1,039,957
Prepaid expenses	(4,878)	(25,007)
Interest receivable	(1,200)	-
Related party receivable	-	668
Accounts payable and accrued expenses	240,229	97,020
Accounts payable - related party	-	(8,819)
Income taxes payable	(174,000)	174,000
Deferred revenue	(195)	(1,871)
Accrued interest payable	(5,773)	(113,847)
Net cash used in operating activities	(4,879,838)	(4,617,200)

INVESTING ACTIVITIES
Note receivable	(20,000)	-
Proceeds from sale of investment	-	200,000
Net cash provided by (used in) investing activities	(20,000)	200,000

FINANCING ACTIVITIES
Payment to secured lender	(350,000)	(1,050,000)
Proceeds from exercise of warrants	4,968	-
Payment of related party note	-	(7,860)
Proceeds from sale of common stock	5,538,611	5,570,576
Net cash provided by financing activities	5,193,579	4,512,716

Net increase in cash	293,741	95,516
Cash and cash equivalents, beginning of the period	569,441	473,925
Cash and cash equivalents, end of the period	$863,182	$569,441

Supplemental disclosure of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$50,265	$207,690

Supplemental Non-Cash Financing Information:
Common stock issued to pay promissory notes	$-	$266,272
Common stock issued to purchase 10% interest in Caesar Media Group Inc.	$366,377	$732,751
Common stock issued to pay related party payable	$90,204	$113,714
Common stock issued as prepaid compensation	$-	$552,329
Common stock issued to purchase intellectual property	$-	$435,000

See Accompanying Notes to the Consolidated Financial Statements

NETCAPITAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED APRIL 30, 2024 AND 2023

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after the elimination of significant intercompany balances and transactions. The wholly owned subsidiaries are Netcapital Funding Portal Inc., an equity-based funding portal registered with the SEC, Netcapital Advisors Inc., which provides marketing and strategic advice to select companies, MSG Development Corp, a business valuation company, which was acquired in November 2021, and Netcapital Securities Inc., which was organized in 2024 and has applied to FINRA to operate as a broker dealer.

Segment Reporting

The Company operates in a single operating segment, which is the provision of fintech services. This determination is based on the following factors:

1.	Centralized Decision-Making: The Company’s Chief Executive Officer, who is the Chief Operating Decision Maker (CODM), makes strategic and resource allocation decisions across all subsidiaries and entities within the Company. This centralized approach ensures that the operations are managed as a single, cohesive unit.

2.	Integrated Operational Ecosystem: The Company’s subsidiaries and entities operate within a unified fintech ecosystem, sharing resources, technology, and objectives. This integration reflects a singular operational framework focused on delivering cohesive fintech solutions.

3.	Uniform Review Process: The performance of all entities and subsidiaries is reviewed as a whole by the CODM. This holistic review process supports the identification of the Company as a single operating segment rather than discrete financial segments.

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

The Company identifies performance obligations in contracts with customers, which primarily are professional services, listing fees on our funding portal, and a portal fee of 4.9% of the money raised on the funding portal. Beginning in fiscal year 2024, the funding portal also receives a fee of 1% of the equity sold by an issuer that utilized the funding portal’s services. The transaction price is determined based on the amount the Company expects to be entitled to receive in exchange for transferring the promised services to the customer. The transaction price in the contract is allocated to each distinct performance obligation in an amount that represents the relative amount of consideration expected to be received in exchange for satisfying each performance obligation. Revenue is recognized when performance obligations are satisfied. The Company usually bills its customers before it provides any services and begins performing services after the first payment is received. Contracts are typically one year or less. For larger contracts, in addition to the initial payment, the Company may allow for progress payments throughout the term of the contract.

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

Remaining Performance Obligations

The Company’s subscription terms are typically less than one year. All of the Company’s revenues in the years ended April 30, 2024 and 2023, which amounted to $4,951,435 and $8,493,985, respectively, are considered contract revenues. Contract revenue as of April 30, 2024 and 2023, which has not yet been recognized, amounted to $466 and $661, respectively, and is recorded on the balance sheet as deferred revenue. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Disaggregation of Revenue

Our revenue is from U.S.-based companies with no notable geographical concentrations in any area. A distinction exists in revenue source; our revenues are either generated online or from personal services.

Revenues disaggregated by revenue source consist of the following:

	Year Ended April 30, 2024	Year Ended April 30, 2023
Consulting services	$3,633,900	$7,560,320
Fees from online services	1,317,536	933,665
Total revenues	$4,951,436	$8,493,985

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents during fiscal 2024 and 2023. The Company uses three financial institutions for its cash balances and has maintained cash balances that exceed federally insured limits.

Accounts Receivable

The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers, maintaining an allowance for potential credit losses. Accounts receivable are reported net of the allowance for doubtful accounts.

The allowance for doubtful accounts is based on management’s estimate of the dollar amount of accounts receivable that will not be collected. This estimate is determined through a detailed review process, which includes several factors:

1.	Historical Loss Experience: The Company analyzes its historical write-offs to establish a baseline for expected credit losses.
2.	Aging of Receivables: Accounts receivable are categorized based on the age of the outstanding balance. Older balances generally have a higher likelihood of being uncollectible.
3.	Customer Creditworthiness: The Company performs credit evaluations on its customers to assess their financial health and payment history.
4.	Economic Conditions: Current and forecasted economic conditions are considered, as they may impact the ability of customers to pay their invoices.
5.	Industry Trends: Trends and conditions specific to the industry in which the Company operates are evaluated.

Based on management’s comprehensive review, the Company recorded an allowance for doubtful accounts of $353,455 and $91,955 as of April 30, 2024 and 2023, respectively.

Notes Receivable

The Company lends money to companies in limited instances, performs ongoing credit evaluations of its notes receivable and establishes an allowance for potential credit losses when appropriate. The methodology for determining the allowance for notes receivable includes:

1.	Credit Evaluations: The Company assesses the creditworthiness of the borrower at the inception of the loan and on an ongoing basis.
2.	Historical Loss Experience: Historical data on loan defaults is analyzed to estimate potential credit losses.
3.	Loan Performance Monitoring: Regular monitoring of loan performance, including payment history and current financial condition of the borrower.
4.	Collateral Valuation: If the notes are secured, the Company evaluates the value and condition of the collateral.
5.	Economic Conditions: The impact of current and anticipated economic conditions on the borrower’s ability to repay the loan.

Adjustments to the allowance are made based on these evaluations.

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

Impairment of Long-Lived Assets

Authoritative guidance requires that certain assets be reviewed for impairment and, if impaired, remeasured at fair value whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment loss estimates are primarily based upon management’s analysis and review of the carrying value of long-lived assets at each balance sheet date, utilizing an undiscounted future cash flow calculation. The Company recorded an impairment loss of $1,048,430 and $0 in fiscal 2024 and 2023.

Stock Subscription Payable

The Company recognizes a stock subscription payable when the Company receives payment from an investor under a stock subscription agreement, and the investor has yet to fulfill all conditions necessary for the issuance of stock, such as providing required information to the transfer agent. A stock subscriptions payable is classified as a liability until the stock is issued or the subscription is otherwise settled. This classification reflects the company’s obligation to issue equity to the subscriber upon fulfillment of the remaining conditions. The liability is measured at the cash or fair value of other consideration received, in accordance with the terms of the subscription agreement. The subscribers do not have the right to cancel their subscription once payment is made, which reinforces the non-refundable nature of the subscription payment and the commitment to issue stock once all the conditions of the subscription agreement are met. Upon receipt of all required information from the subscriber, the stock subscriptions payable liability will be settled, and equity will be issued. The issuance of common stock is reflected in the equity section of the Company’s balance sheet, and the stock subscriptions payable liability is removed. Stock subscriptions payable amounted to $0 and $10,000 as of April 30, 2024 and 2023, respectively. In fiscal 2024, the Company issued 250 shares of common stock as payment of the $10,000 stock subscription liability.

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

The Company has elected the measurement alternative for equity securities without readily determinable fair values. Under this alternative, if the Company identifies an observable price change in an orderly transaction for an identical or similar investment of the same issuer, the Company measures the equity security at fair value as of the date that the observable transaction occurred. Any adjustments resulting from observable price changes are recognized in earnings.

The Company monitors these investments for changes in observable prices from orderly transactions and assesses them for impairment. If an equity security is deemed to be impaired, an impairment loss is recognized in earnings, measured as the difference between the investment’s cost and its fair value at the impairment assessment date.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments-Credit Losses. The new guidance provides better representation about expected credit losses on financial instruments. This update requires the use of a methodology that reflects expected losses and requires consideration of a broader range of reasonable and supportive information to inform credit loss estimates. This ASU is effective for reporting periods beginning after December 15, 2022. The adoption of this standard did not have a material impact on the Company’s financial statements.

In March 2023, the FASB issued ASU 2023-01, which provides additional guidance on the accounting for leasehold improvements associated with leases and clarifies certain lessor transactions. The standard is effective for fiscal years beginning after December 15, 2023. The Company has evaluated the potential impact of this ASU on its financial statements and related disclosures. As the Company does not have any leases, we do not anticipate that the adoption of ASU 2023-01 will have a material impact on our financial position, results of operations, or cash flows.

In June 2022, the FASB issued ASU 2022-03, which clarifies the guidance on the fair value measurement of equity securities that are subject to contractual sale restrictions. The standard provides specific guidance on measuring the fair value of these securities and requires additional disclosures. This ASU is effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company has evaluated the impact of ASU 2022-03 and determined that it does not currently hold any equity securities subject to contractual sale restrictions. Therefore, the adoption of this standard is not expected to have a material impact on our financial position, results of operations, or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 2 – Concentrations

For the year ended April 30, 2024, the Company had one customer that constituted 25% of its revenues, a second customer that constituted 22% of its revenues, and a third customer that constituted 22% of its revenues. For the year ended April 30, 2023, the Company had one customer that constituted 25% of its revenues, and four customers that each constituted 14% of its revenues.

Note 3 – Earnings Per Common Share

Net income per common and diluted share were calculated as follows for the year ended April 30, 2024 and 2023:

	Year Ended April 30, 2024	Year Ended April 30, 2023
Net income (loss) attributable to common stockholders – basic	$(4,986,317)	$2,954,972
Adjustments to net income	—	—
Net income (loss) attributable to common stockholders – diluted	$(4,986,317)	$2,954,972

Weighted average common shares outstanding - basic	12,105,577	4,677,214
Effect of dilutive securities	—	250
Weighted average common shares outstanding – diluted	12,105,577	4,677,464

Earnings (loss) per common share - basic	$(0.41)	$0.63
Earnings (loss) per common share - diluted	$(0.41)	$0.63

250 shares of common stock that were issuable pursuant to a stock subscription agreement are included in the calculation of diluted earnings per share for the year ended April 30, 2023.

Outstanding vested warrants to purchase 38,142,932 and 1,469,982 shares of common stock are not included in the calculation of earnings per share for the years ended April 30, 2024 and 2023, respectively, because their effect is anti-dilutive.

Outstanding vested options to purchase 764,219 and 293,625 shares of common stock are not included in the calculation of earnings per share for the years ended April 30, 2024 and 2023, respectively, because their effect is anti-dilutive.

Note 4 – Principal Financing Arrangements

The following table summarizes components debt as of April 30, 2024 and 2023:

	April 30, 2024	April 30, 2023	Interest Rate

Secured lender	$—	$350,000	12.0%
Notes payable – related parties	—	15,000	0.0%
U.S. SBA loan	500,000	500,000	3.75%
U.S. SBA loan	1,885,800	1,885,800	1.0%
Loan payable – bank	34,324	34,324	11.2%
Total Debt	2,420,124	2,785,124
Less: current portion of long-term debt	1,920,124	2,285,124
Total long-term debt	$500,000	$500,000

As of April 30, 2024 and 2023, the Company owed its principal lender $0 and $350,000, respectively, under an amended loan and security agreement dated July 26, 2014, amended several times thereafter and paid in full in May 2023.

As of April 30, 2024 and 2023, the Company’s related-party unsecured notes payable totaled $0 and $15,000, respectively.

The Company owes $34,324 as of April 30, 2024 and 2023 to Chase Bank. For the loan from Chase Bank, the Company pays interest only on a monthly basis, which represents a rate of 11.2% per annum as of April 30, 2024.

On June 17, 2020 the Company borrowed $500,000 (the “June 2020 Loan”), and on February 2, 2021, the Company borrowed $1,885,800 (the “February 2021 Loan”) from a U.S. Small Business Administration (“SBA”) loan program.

The June 2020 Loan required installment payments of $2,437 monthly, beginning on June 17, 2021, over a term of thirty years. However, the SBA postponed the first installment payment for 18 months, and the first payment became due on December 17, 2022. The monthly payments of $2,437 are first applied to accrued interest payable. The monthly payments will not be applied to any of the outstanding principal balance until 2026. Consequently, the entire loan balance of $500,000 is classified as a long term liability. Interest accrues at a rate of 3.75% per annum. The Company agreed to grant a continuing security interest in its assets to secure payment and performance of all debts, liabilities, and obligations to the SBA. The June 2020 Loan was personally guaranteed by the Company’s Chief Financial Officer.

The February 2021 Loan bears interest at a rate of 1% per annum and the due date of the first payment has been postponed by the SBA because the Company has applied for forgiveness of the February 2021 Loan.

As of April 30, 2024, future payments under debt obligations over each of the next five years and thereafter were as follows:

Twelve months ended April 30:
2025	$1,920,124
2026	-
2027	9,837
2028	13,972
2029	14,475
Thereafter	461,716
Minimum future payments of principal	$2,420,124

Note 5 – Income Taxes

For fiscal 2023, our income tax expense was $854,000, with an effective tax rate of 22%, Our effective tax rate and the resulting provision for income taxes were impacted by tax benefits related to a net operating loss carryforward of $1.6 million.

For fiscal 2024, we recorded an income tax benefit of $2,339,288, resulting in an effective tax benefit rate of 32%. Included in the income tax benefit is an employee retention credit (“ERC”) of $508,292, as provided under the Coronavirus Aid, Relief and Economic Security Act. The ERC is a tax incentive available to the Company for retaining employees during the economic challenges posed by the COVID-19 pandemic.

The Company did not have any material unrecognized tax benefits as of April 30, 2024 and 2023. The Company does not expect the unrecognized tax benefits to significantly increase or decrease within the next twelve months. The Company recorded no interest and penalties relating to unrecognized tax benefits as of and during the years ended April 30, 2024 and 2023. The Company is subject to U.S. federal income tax, as well as taxes by various state jurisdictions. The Company is currently open to audit under the statute of limitations by the federal and state jurisdictions for the years ending April 30, 2021 through 2024.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of April 30, 2024 and 2023 were as follows:

	2024	2023
Deferred tax assets, net:
Net operating loss carry forwards	$2,532,000	$-
Impairment loss on assets	298,000	-
Bad debt allowance	103,000	27,000
Stock-based compensation	595,000	433,000
Deferred tax assets	3,528,000	460,000

Deferred tax liability:
Unrealized gains	(3,395,000)	(2,117,000)
Net deferred tax assets (liabilities)	133,000	(1,657,000)
Valuation allowance	(133,000)	-
Net deferred tax assets (liabilities)	$—	$(1,657,000)

The valuation allowance increased to $133,000 as of April 30, 2024 from $0 at April 30, 2023.

Note 6 – Related Party Transactions

Netcapital Systems LLC, a Delaware limited liability company (“Systems DE”), of which Jason Frishman, Founder, owns a 29% interest, owns 1,711,261 shares of common stock, or 7.5% of the Company’s 22,880,680 outstanding shares as of April 30, 2024. The company paid Systems DE $175,000 and $430,000 in the years ended April 30, 2024 and 2023, respectively, for use of the software that runs the website www.netcapital.com. and owes Systems DE $20,000 in unpaid invoices as of April 20, 2024. The Company provided professional services to Systems DE in the year ended April 30, 2023 and recorded revenue of $4,660.

Cecilia Lenk, the Chief Executive Officer of Netcapital Advisors Inc., (“Advisors”), our wholly owned subsidiary, is a member of the board of directors of KingsCrowd Inc. As of April 30, 2024 and 2023, the Company owned 3,209,685 shares of KingsCrowd Inc., valued at $513,550 and $3,209,685, respectively.

Cecilia Lenk, the Chief Executive Officer of Advisors is a member of the board of directors of Deuce Drone LLC. As of April 30, 2024 and 2023, the Company owns 2,350,000 membership interest units of Deuce Drone LLC., valued at $2,350,000. The Company has notes receivable aggregating to $152,000 from Deuce Drone LLC as of April 30, 2024 and 2023.

Compensation to officers in the year ended April 30, 2024 consisted of stock-based compensation valued at $369,545 and cash salary of $936,111. Compensation to officers in the year ended April 30, 2023 consisted of stock-based compensation valued at $137,994 and cash salary of $598,077.

Compensation to a related party consultant, John Fanning Jr., son of our CFO, in the years ended April 30, 2024 and 2023 consisted of cash wages of $54,880 and $60,039, respectively. This consultant is also the controlling shareholder of Zelgor Inc. and $33,000 and $66,000 of the Company’s revenues in the years ended April 30, 2024 and 2023, respectively, were from Zelgor Inc. As of April 30, 2024 and 2023, the Company owned 1,400,000 shares which are valued at $1,400,000.

As of April 30, 2024 and 2023, the Company has invested $240,080 in an affiliate, 6A Aviation Alaska Consortium, Inc., in conjunction with a land lease in an airport in Alaska. Cecilia Lenk, the Chief Executive Officer of Advisors is also the Chief Executive Officer of 6A Aviation Alaska Consortium, Inc.

We owed Steven Geary, a director, $0 and $31,680 as of April 30, 2024 and 2023, respectively. This obligation was paid in full by the issuance on April 24, 2024 of 239,274 shares of our common stock at a price per share of $0.1324 We owed Paul Riss, a director of our Netcapital Funding Portal Inc., $0 and $58,524, as of April 30, 2024 and 2023. This obligation was paid in full by the issuance on April 24, 2024 of 442,024 shares of our common stock at a price per share of $0.1324

During the year ended April 30, 2023, we paid $12,019 to Paul Riss to retire a note payable of $3,200 and expenses payable of $8,819.

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

Note 7 – Stockholders’ Equity

The Company is authorized to issue 900,000,000 shares of its common stock, par value $0.001. 22,880,680 and 6,440,527 shares were outstanding as of April 30, 2024 and 2023, respectively.

During the quarter ended July 31, 2022, the Company issued 39,901 shares of common stock with a value of $113,714 to settle a related party payable of $294,054. The Company also issued 93,432 shares of common stock valued at $266,272 to retire $300,000 of convertible promissory notes plus accrued interest of $10,192. The convertible note holders also received warrants to purchase shares of common stock at a per share exercise price of $5.19, that are exercisable immediately, and expire five years from the date of issuance. These equity issuances resulted in a gain from the conversion of debt totaling $224,260, which is recorded as other income in the income statement for the year ended April 30, 2023.

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

On January 5, 2023, the Company approved the adoption of the Netcapital Inc. 2023 Omnibus Equity Incentive Plan (the “Plan”), which was subsequently approved by a vote of the shareholders. In January 2023, the Company granted stock options to four individuals to purchase an aggregate of 1,600,000 of the Company’s common stock at a price of $1.43 per share and on April 25, 2023 also granted 350,000 stock options under the Plan to employees, consultants, and directors at an exercise price of $1.40 per share. All stock options in the Plan vest monthly on a straight-line basis over a 4-year period and expire in 10 years.

In May 2023, the Company issued 100,000 shares of its common stock, valued at $144,000, in conjunction with a consulting agreement with a business.

On May 23, 2023, the Company entered into securities purchase agreements with certain institutional investors, pursuant to which the Company agreed to issue and sell to such investors, in a registered direct offering (the “May 2023 Offering”), 1,100,000 shares of the Company’s common stock, par value $0.001 per share, at a price of $1.55 per Share, for aggregate gross proceeds of $1,705,000, before deducting the placement agent’s fees and other offering expenses payable by the Company. The Offering closed on May 25, 2023.

Also, in connection with the May 2023 Offering, on May 23, 2023, the Company entered into a placement agency agreement with ThinkEquity LLC, pursuant to which, the Company issued warrants to purchase up to 55,000 shares of common stock at an exercise price of $1.94, which were issued on May 25, 2023.

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

On March 20, 2024 the Company received a warrant exercise notice of Prefunded Warrants to purchase 1,758,000 Warrant Shares and issued 1,758,000 shares of its common stock upon the receipt of the exercise price of $1,758. On April 2, 2024 the Company received a warrant exercise notice of Prefunded Warrants to purchase 430,000 Warrant Shares and issued 430,000 shares of its common stock upon the receipt of the exercise price of $430,000.

On April 24,2024, the Company issued 239,274 shares of its common stock at a price per share of $0.1324 to pay in full a $31,680 obligation that the Company owed to its director, Steven Geary. On that date, the Company also issued 442,024 shares of its common stock at a price per share of $0.1324 to pay in full a $58,524 obligation that the Company owed to Paul Riss, a director of our subsidiary, Netcapital Funding Portal Inc.

On April 29, 2024, the Company issued 250 shares of its common stock to fulfill a stock subscription payable of $10,000.

The following tables summarize information about warrants outstanding as of April 30, 2024 and 2023:

	Warrants Outstanding			Warrants Exercisable
Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Outstanding	Price

As of April 30, 2024
$1.75 - $5.19	38,142,932	3.06	$0.43	38,142,932	$0.43

As of April 30, 2023
$1.75 - $5.19	1,541,682	4.25	$5.03	1,469,982	$5.19

	Number of Shares	Exercise Price Per Share	Average Exercise Price
Outstanding May 1, 2022	—	—	$—

Issued during year ended April 30, 2023	1,541,682	$1.75 - $5.19	$5.03

Exercised/canceled during year ended April 30, 2023	—	—	$—

Outstanding April 30, 2023	1,541,682	$1.75 - $5.19	$5.03

Issued during year ended April 30, 2024	44,541,250	$0.001 - $5.19	$5.03

Exercised/canceled during year ended April 30, 2024	(7,940,000)	—	$—

Warrants outstanding April 30, 2024	38,142,932	$0.001 - $5.19	$0.43

Warrants exercisable, April 30, 2024	38,142,932	$0.001 - 5.19	$0.43

Note 8 – Fair Value

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

Level 3 inputs are unobservable inputs for the asset or liability.

Financial assets measured at fair value on a recurring basis are summarized below as of April 30, 2024 and 2023:

	Level 1	Level 2	Level 3	Total
April 30, 2024
Equity securities at fair value	$—	$25,333,386	$—	$25,333,386

April 30, 2023
Equity securities at fair value	$—	$22,955,445	$—	$22,955,445

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

Note 9 – Stock-Based Compensation Plans

In addition to cash payments, the Company enters agreements to issue common stock and options to purchase common stock, and records the applicable non-cash expense in accordance with the authoritative guidance of the Financial Accounting Standards Board.

For the years ended April 30, 2024 and 2023, stock-based compensation expense amounted to $1,324,917 and $269,577, respectively.

The table below presents the components of compensation expense for the issuance of shares of common stock and stock options to employees and consultants for the years ended April 30, 2024 and 2023.

Stock-based compensation expense	Year Ended April 30, 2024	Year Ended April 30, 2023
Chief Executive Officer	$249,972	$81,309
Chief Financial Officer	57,240	25,927
Chief Executive Officer, Advisors	5,093	4,833
Founder	57,240	25,927
Marketing consultant	144,000	—
Marketing consultant	58,829	—
Employee and consultant options	187,939	131,581
Business consultant	564,604	—
Total stock-based compensation expense	$1,324,917	$269,577

The following tables summarize information about stock options outstanding as of April 30, 2024 and 2023:

	Options Outstanding			Options Exercisable
Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Outstanding	Price

As of April 30, 2024
$1.40 - $10.50	2,078,500	8.65	$2.24	764,219	$3.23

As of April 30, 2023
$1.40 - $10.50	2,202,000	9.63	$2.46	294,333	$3.69

	Number of Shares	Exercise Price Per Share	Average Exercise Price
Outstanding April 30, 2022	271,000	$10.50 - $10.50	$10.50

Issued during year ended April 30, 2023	1,950,000	$1.40 - $1.43	$1.42

Exercised/canceled during year ended April 30, 2023	(19,000)	$10.50 - $10.50	$10.50

Options outstanding April 30, 2023	2,202,000	$1.40 - $10.50	$2.46

Issued during year ended April 30, 2024	-	$1.40 - $1.43	$1.42

Exercised/canceled during year ended April 30, 2024	(123,500)	$10.50 - $10.50	$10.50

Options outstanding April 30, 2024	2,078,500	$1.40 - $10.50	$2.24

Options exercisable, April 30, 2024	764,219	$1.40 - $10.50	$3.23

Note 10 – Deposits and Commitments

We utilize an office at 1 Lincoln Street in Boston, Massachusetts. We currently pay a membership fee of approximately $6,400 a month, under a virtual office agreement that expires in March 2025 and includes a deposit of $6,300.

Note 11 – Intangible Assets

Intangible assets with defined useful lives are generally measured at cost less straight-line amortization. The useful life is determined using the period of the underlying contract or the period of time over which the intangible asset can be expected to be used. The Netcapital Funding Portal acquired brand of $532,118 is subject to amortization over a 15 year period. The acquired users valued at $14,271,836 have an indefinite life. Impairments are recognized if the recoverable amount of the asset is lower than the carrying amount. The recoverable amount is the higher of either the fair value less costs to sell or the value in use. The value in use is determined on the basis of future cash inflows and outflows, and the weighted average cost of capital. Intangible assets with indefinite useful lives, such as trade names and trademarks, that have been acquired as part of acquisitions are measured at cost and tested for impairment annually, or if there is an indication that their value has declined. As of April 30, 2024, the Company determined that the intangible assets associated with its acquisition of MSG Development Corp. and a website that focused on booking live video calls with retired professional hockey players was impaired, and the Company recorded an impairment expense of $1,048,430 for the year ended April 30, 2024.

The following table sets forth the major categories of the intangible assts as of April 30, 2024 and 2023.

	April 30, 2024	April 30, 2023

Acquired users	$14,271,836	$14,288,695
Acquired brand	532,118	583,429
Acquired IP and Website	-	435,000
Professional practice	-	556,830
Literary works and contracts	-	107,750
Total intangible assets	14,803,954	15,971,704
Less: accumulated amortization	70,949	96,407
Net intangible assets	$14,733,005	$15,875,297

As of April 30, 2024, the weighted average remaining useful life for acquired brand is 13 years. Accumulated amortization amounted to $70,949 as of April 30, 2024 resulting in net intangible assets of $14,733,005.

Note 12 – Investments

Beginning in fiscal 2024, the Company’s funding portal charges issuers a fee of 1% of the equity securities sold on the funding portal, along with a fee of 4.9% of the cash proceeds from the sale of these securities. The value of the 1% equity fee ranged from $117, from an issuer that raised approximately $11,700, to $44,945 from an issuer that raised approximately $4,494,500. As of April 30, 2024, the Company received equity securities from 30 issuers, valued at a total of $97,700, which resulted in non-cash revenue of $97,700 for the year ended April 30, 2024.

In March 2024, the Company received 2,440,000 units of StockText LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.50 per unit based on a sales price of $0.50 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,220,000. As of April 30, 2024, the Company owned 2,440,000 units which are valued at $1,220,000.

In March 2024, the Company received 2,816,154 units of Fantize LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.39 per unit based on a sales price of $0.39 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,110,000. As of April 30, 2024, the Company owned 2,816,154 units which are valued at $1,110,000.

In February 2024, the Company received 2,816,154 units of AceHedge LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.39 per unit based on a sales price of $0.39 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,110,000. As of April 30, 2024, the Company owned 2,816,154 units which are valued at $1,110,000.

In May 2023, the Company received 2,853,659 units of RealWorld LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.41 per unit based on a sales price of $0.41 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,170,000. As of April 30, 2024, the Company owned 2,853,659 units which are valued at $1,170,000.

In April 2023, the Company received 2,853,659 units of HeadFarm LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.41 per unit based on a sales price of $0.41 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,170,000. As of April 30, 2024 and 2023, the Company owned 2,853,659 units which are valued at $1,170,000.

In April 2023, the Company received 2,853,659 units of CupCrew LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.41 per unit based on a sales price of $0.41 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,170,000. As of April 30, 2024 and 2023, the Company owned 2,853,659 units which are valued at $1,170,000.

In April 2023, the Company received 2,853,659 units of CountSharp LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.41 per unit based on a sales price of $0.41 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,170,000. As of April 30, 2024 and 2023, the Company owned 2,853,659 units which are valued at $1,170,000.

In January 2023, the Company received 2,100,000 units of Dark LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $1.00 per unit based on a sales price of $1.00 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $2,100,000. As of April 30, 2024 and 2023, the Company owned 2,100,000 units which are valued at $2,100,000.

In August 2022, the Company received 1,911,765 units of NetWire LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.68 per unit based on a sales price of $0.68 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,300,000. As of April 30, 2024 and 2023, the Company owned 1,911,765 units which are valued at $1,300,000.

In May 2022, the Company received 1,764,706 units of Reper LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.68 per unit based on a sales price of $0.68 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,200,000. As of April 30, 2024 and 2023, the Company owned 1,764,706 units which are valued at $1,200,000.

In April 2022, the Company received 3,000,000 units of Cust Corp. as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.40 per unit based on a sales price of $0.40 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,200,000. As of April 30, 2024 and 2023, the Company owned 3,000,000 units which are valued at $1,200,000.

In January 2022, the Company received 1,700,000 units of ScanHash LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.25 per unit based on a sales price of $0.25 per unit on an online funding portal. The receipt of the units satisfied $425,000 of an accounts receivable balance. As of April 30, 2024 and 2023, the Company owned 1,700,000 units which are valued at $425,000.

In January 2022, the Company received 2,850,000 units of Hiveskill LLC as payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.25 per unit based on a sales price of $0.25 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $712,500. As of April 30, 2024 and 2023, the Company owned 2,850,000 units which are valued at $712,500.

In fiscal 2022, the Company purchased a 10% interest, or 400 shares of common stock, in Caesar Media Group Inc. (“Caesar”) for an initial purchase price of 50,000 shares of the Company’s common stock, valued at $500,000. Caesar is a marketing and technology solutions provider. The purchase agreement included additional contractual requirements for the Company and Caesar, including the issuance of an additional 150,000 shares of common stock of the Company over a two-year period, which have all been issued as of October 31, 2023. As of April 30, 2024, there have been no observable price changes in the value of the Caesar’s common stock and the Company has valued its ownership in Caesar at cost, which amounted to $1,999,128 as of April 30, 2024, and $1,632,752 as of April 30, 2023.

In May 2020, the Company entered a consulting contract with Watch Party LLC (“WP”), which allowed the Company to receive 110,000 membership interest units of WP in return for consulting services. The Company earned 97,500 membership interest units in the quarter ended July 31, 2020. The WP units are valued at $2.14 per unit based on a sales price of $2.14 per unit on an online funding portal. As of April 30, 2024 and 2023, the Company owned 110,000 WP units, which are valued at $440,000.

In May 2020, the Company entered a consulting contract with ChipBrain LLC (“Chip”), which allowed the Company to receive 710,200 membership interest units of Chip in return for consulting services. The Chip units were initially valued at $0.93 per unit based on a sales price of $0.93 per unit on an online funding portal. Subsequently, Chip sold identical units for $2.40 per unit, and as of April 30, 2024 and 2023, the 710,200 units owned by the Company are valued at $3,366,348.

In May 2020, the Company entered a consulting contract with a related party, Zelgor Inc. (“Zelgor”), which allowed the Company to receive 1,400,000 shares of common stock of Zelgor in return for consulting services. The Zelgor shares are valued at $1.00 per share based on a sales price of $1.00 per share on an online funding portal. As of April 30, 2024 and 2023, the Company owned 1,400,000 shares which are valued at $1,400,000.

On January 2, 2020, the Company entered a consulting contract with Deuce Drone LLC (“Drone”), which allowed the Company to receive 2,350,000 membership interest units of Drone in return for consulting services. The Drone units were originally valued at $0.35 per unit based on a sales price of $0.35 per unit when the units were earned, or $822,500. Drone subsequently sold identical Drone units for $1.00 per unit on an online funding portal and as of April 30, 2024 and 2023, the units owned by the Company are valued at $2,350,000.

In August 2019, the Company entered into a consulting contract with KingsCrowd LLC (“KingsCrowd”), which allowed the Company to receive 300,000 membership interest units of KingsCrowd in return for consulting services. The KingsCrowd units were valued at $1.80 per unit based on a sales price of $1.80 per unit when the units were earned, or $540,000. In December 2020, KingsCrowd converted from a limited liability company to a corporation to facilitate raising capital under Regulation A. KingsCrowd filed a Form 1-A Offering Statement under the Securities Act of 1933 and sold shares at $1.00 per share. In connection with the conversion to a corporation, each membership interest unit converted into 12.71915 shares of common stock. The Company sold 606,060 shares of KingsCrowd in June 2022 for proceeds of $200,000 and recorded a realized loss on the sale of the investment of $406,060. KingsCrowd filed a post qualification offering circular amendment on July 21, 2022 and continued to sell shares of common stock to the public for $1.00 per share. On March 1, 2024, KingsCrowd filed a Form 1-SA that disclosed it had sold shares of common stock at a price of $0.16 per share and on March 5, 2024, KingsCrowd filed a Form C offering shares of its common stock for sale at a price of $0.16 per share. The Company noted this observable price change and consequently record an unrealized loss on equity securities of $2,696,135 for the year ended April 30, 2024. As of April 30, 2024 and 2023, the Company owned 3,209,685 shares of KingsCrowd valued at $513,550 and $3,209,685, respectively.

During fiscal 2019, the Company entered a consulting contract with Systems DE, which allowed the Company to receive up to 1,000 membership interest units of Systems DE in return for consulting services. The Company earned all 1,000 Systems DE units but sold a portion of the units in fiscal 2020 at a sales price of $91.15 per unit. As of April 30, 2024 and 2023, the Company owned 528 Systems DE, at a value of $48,128.

In July 2020 the Company entered a consulting agreement with Vymedic, Inc. for a $40,000 fee over a 5-month period. Half the fee was payable in stock and half was payable in cash. As of April 30, 2024 and 2023, the Company owned 4,000 units, at a value of $11,032.

In August 2020 the Company entered a consulting agreement with C-Reveal Therapeutics LLC (“CRT”). for a $120,000 fee over a 12-month period. $50,000 of the fee was payable in CRT units. As of April 30, 2024 and 2023, the Company owned 5,000 units, at a value of $50,000.

The following table summarizes the components of investments as of April 30, 2024 and 2023:

	April 30, 2024	April 30, 2023

Systems DE	$48,128	$48,128
MustWatch LLC	440,000	440,000
Zelgor Inc.	1,400,000	1,400,000
ChipBrain LLC	3,366,348	3,366,348
Vymedic Inc.	11,032	11,032
C-Reveal Therapeutics LLC	50,000	50,000
Deuce Drone LLC	2,350,000	2,350,000
Hiveskill LLC	712,500	712,500
ScanHash LLC	425,000	425,000
Caesar Media Group Inc.	1,999,128	1,632,752
Cust Corp.	1,200,000	1,200,000
Kingscrowd Inc.	513,550	3,209,685
Reper LLC	1,200,000	1,200,000
Dark LLC	2,100,000	2,100,000
Netwire LLC	1,300,000	1,300,000
CountSharp LLC	1,170,000	1,170,000
CupCrew LLC	1,170,000	1,170,000
HeadFarm LLC	1,170,000	1,170,000
RealWorld LLC	1,170,000	—
Acehedge LLC	1,110,000	—
Fantize LLC	1,110,000	—
StockText LLC	1,220,000	—
30 issuers that paid a 1% equity fee to the funding portal	97,700	—
Total	$25,333,386	$22,955,445

The above investments in equity securities are within the scope of ASC 321. The Company monitors the investments for any changes in observable prices from orderly transactions. All investments are initially measured at cost and evaluated for changes in estimated fair value.

In accordance with ASC 321, the Company uses the measurement alternative for equity securities without readily determinable fair values. The table below summarizes the annual and cumulative adjustments for these investments. The Company evaluates these investments for impairment and adjusts their carrying amounts based on observable price changes in orderly transactions for identical or similar investments of the same issuer.

	Original Cost	Value at April 30, 2024	Value at April 30, 2023	Annual Adjustment 2024	Annual Adjustment 2023	Cumulative Adjustment

Systems DE	$234,080	$48,128	$48,128	$-	$-	$(185,952)
MustWatch LLC	235,400	440,000	440,000	-	204,600	204,600
Zelgor Inc.	1,400,000	1,400,000	1,400,000	-	-	-
ChipBrain LLC	660,486	3,366,348	3,366,348	-	1,661,868	2,705,862
Vymedic Inc.	20,000	11,032	11,032	-	(8,968)	(8,986)
C-Reveal Therapeutics LLC	50,000	50,000	50,000	-	-	-
Deuce Drone LLC	822,500	2,350,000	2,350,000	-	-	1,527,500
Hiveskill LLC	712,500	712,500	712,500	-	-	-
ScanHash LLC	425,000	425,000	425,000	-	-	-
Caesar Media Group Inc.	1,999,128	1,999,128	1,632,752	-	-	-
Cust Corp.	1,200,000	1,200,000	1,200,000	-	-	-
Kingscrowd Inc.	454,231	513,550	3,209,685	(2,696,135)	-	59,319
Reper LLC	1,200,000	1,200,000	1,200,000	-	-	-
Dark LLC	2,100,000	2,100,000	2,100,000	-	-	-
Netwire LLC	1,300,000	1,300,000	1,300,000	-	-	-
CountSharp LLC	1,170,000	1,170,000	1,170,000	-	-	-
CupCrew LLC	1,170,000	1,170,000	1,170,000	-	-	-
HeadFarm LLC	1,170,000	1,170,000	1,170,000	-	-	-
RealWorld LLC	1,170,000	1,170,000	-	-	-	-
Acehedge LLC	1,110,000	1,110,000	-	-	-	-
Fantize LLC	1,110,000	1,110,000	-	-	-	-
StockText LLC	1,220,000	1,220,000	-	-	-	-
30 Issuers as a group	97,700	97,700	-	-	-	-
	$21,031,025	$25,333,386	$22,955,445	$(2,696,135)	$1,857,500	$4,302,361

Note 13 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, as of April 30, 2024, the Company had negative working capital of $2,074,163 and for the year ended April 30 2024, the Company had an operating loss of $3,442,388 and net cash used in operating activities amounted to $4,879,838.

There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. The Company has recently reduced its operating expenses and has turned its focus to its funding portal business, which generates cash revenues and has seen a growth in revenues on a year-to-year basis. The Company seeks to operate with lower fixed overhead amounts and plans to raise money from private placements, public offerings and/or bank financing. The Company’s management has determined, based on its recent history and the negative cash flow from operations, that it is unlikely that its plan will sufficiently alleviate or mitigate, to a sufficient level, the relevant conditions or events noted above. To the extent that funds generated from any private placements, public offerings and/or bank financing, if available, are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the Company’s management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements. There can be no assurance that the Company will be able to achieve its business plan objectives or be able to achieve or maintain cash-flow-positive operating results. If the Company is unable to generate adequate funds from operations or raise sufficient additional funds, the Company may not be able to repay its existing debt, continue to operate its business network, respond to competitive pressures or fund its operations. As a result, the Company may be required to significantly reduce, reorganize, discontinue or shut down its operations. The financial statements do not include any adjustments that might result from this uncertainty.

Note 14 – Subsequent Events

The Company evaluated subsequent events through the date these financial statements were available to be issued.

On May 24, 2024, the Company’ board of directors (the “Board”) approved an amendment to its articles of incorporation, as amended, to effect a reverse split of the issued shares of our common stock at a ratio that is not less than 1-for-2 and not greater than 1-for-100, without reducing the authorized number of shares of its common stock, with the exact ratio to be selected by the Board in its discretion, and to be effected, if at all, in the sole discretion of the Board, which amendment to our articles of incorporation and reverse split are subject to approval by the Company’s shareholders The Company’s shareholders approved the reverse split proposal at a special meeting of shareholders on July 25, 2024. The primary purpose of this proposal was to regain compliance with Nasdaq Listing Rules related to minimum bid price for the Company’s common stock. On July 25, 2024, our Board approved a reverse split ratio of 1-for-70 for the reverse split of the issued shares of our common stock.

On May 24, 2024, the Company entered inducement offer letter agreements (the “Inducement Letters”) with certain investors (the “Participating Holders”) that held certain outstanding Series A-2 warrants to purchase up to an aggregate of 14,320,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), originally issued to the Participating Investors on December 27, 2023 (the “Existing Warrants”). The Series A-2 Warrants had an exercise price of $0.25 per share.

Pursuant to the Inducement Letters, the Participating Investors agreed to exercise for cash the Existing Warrants at a reduced exercise price of $0.155 per share in partial consideration for the Company’s agreement to issue in a private placement (x) new Series A-3 Common Stock purchase warrants (the “New Series A-3 Warrants”) to purchase up to 14,320,000 shares of Common Stock (the “New Series A-3 Warrant Shares”) and (y) new Series A-4 Common Stock Purchase Warrants (the “New Series A-4 Warrants” and, together with the New Series A-3Warrants, the “New Warrants”) to purchase up to 14,320,000 shares of Common Stock (the “New Series A-4 Warrant Shares” and, together with the New Series A-3 Warrant Shares, the “New Warrant Shares”). The New Warrants are exercisable beginning on the effective dates of stockholder approval of the issuance of the New Warrants and the New Warrant Shares (the “Initial Exercise Date”) with such warrants expiring on (i) the five year anniversary of the Initial Exercise Date for the Series A-3 Warrants and (ii) the eighteen month anniversary of the Initial Exercise Date for the Series A-4 Warrants.

The closing of the transactions contemplated pursuant to the Inducement Letters occurred on May 29, 2024. The Company received aggregate gross proceeds of $2,219,600 from the exercise of the Existing Warrants by the Holders, before deducting placement agent fees and other expenses payable by the Company. The Company intends to use the net proceeds for general corporate purposes.

The Company engaged H.C. Wainwright & Co., LLC (“H.C. Wainwright”) to act as its exclusive agent in connection with the transactions summarized above and paid H.C. Wainwright a cash fee equal to 7.5% of the aggregate gross proceeds from the exercise of the Existing Warrants at the reduced exercise price. In addition, the Company (i) reimbursed H.C. Wainwright for $50,000 of the fees and expenses of H.C. Wainwright’s legal counsel and other of its out-of-pocket expenses, and (ii) reimbursed H.C. Wainwright for its non-accountable expenses in the amount of $25,000. The Company also issued to H.C. Wainwright or its designees placement agent warrants (the “Placement Agent Warrants”) to purchase up to 2,148,000 shares of Common Stock. The Placement Agent Warrants have the same terms as the New Warrants, except that the Placement Agent Warrants have an exercise price equal to $0.19375 per share and expire on May 29, 2024.

In addition to the 14,320,000 shares issued in conjunction with the Inducement Letters, in May 2024 the Company also issued 3,260,000 shares of Common Stock and received cash proceeds of $3,260, for the exercise of two prefunded warrants. On June 11, 2024, the Company issued 80,000 shares of its Common Stock and received cash proceeds of $12,400, in conjunction with the exercise of a Series A-2 warrant.

In July 2024, we announced the launch of our beta version of a secondary trading platform through the Templum ATS to a closed group of users. This secondary trading platform has been designed to provide investors who purchase stock through the Netcapital funding portal with the potential for secondary trading through access to the Templum ATS.

There were no other material subsequent events that required recognition or additional disclosure in these financial statements.

