Form 10-Q
period 2024-07-31
Netcapital Inc.
filed 2024-09-16
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2024

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.001 per share	NCPL	The Nasdaq Stock Market LLC
Warrants to Purchase Common Stock	NCPLW	The Nasdaq Stock Market LLC

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

As of September 16, 2024 the registrant had 774,934 shares of its common stock, par value $0.001 per share, issued and outstanding.

TABLE OF CONTENTS

Page
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.	5

Condensed Consolidated Balance Sheets as of July 31, 2024 (unaudited) and April 30, 2024	5

Condensed Consolidated Statements of Operations for the three months ended July 31, 2024 and 2023 (unaudited)	6

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended July 31, 2024 and the year ended April 30, 2024 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2024 and 2023 (unaudited)	8

Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	24

Item 3. Quantitative and Qualitative disclosures about Market Risk.	31

Item 4. Controls and Procedures.	31

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.	32

Item1A. Risk Factors.	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	34

Item 3. Defaults Upon Senior Securities.	34

Item 4. Mine Safety Disclosures.	34

Item 5. Other Information.	34

Item 6. Exhibits.	34

Signatures.	35

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NETCAPITAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2024 (Unaudited)	April 30, 2024 (Audited)
Assets:
Cash and cash equivalents	$855,181	$863,182
Accounts receivable net	-	134,849
Note receivable	20,000	20,000
Interest receivable	1,600	1,200
Prepaid expenses	48,160	23,304
Total current assets	924,941	1,042,535

Deposits	6,300	6,300
Notes receivable - related parties	202,000	202,000
Purchased technology, net	14,724,136	14,733,005
Investment in affiliate	240,080	240,080
Equity securities	25,343,513	25,333,386
Total assets	$41,440,970	$41,557,306

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,180,487	$793,325
Accrued expenses	236,758	310,300
Deferred revenue	445	466
Interest payable	94,703	92,483
Current portion of SBA loans	1,885,800	1,885,800
Loan payable - bank	34,324	34,324
Total current liabilities	3,432,517	3,116,698

Long-term liabilities:
Long-term SBA loans, less current portion	500,000	500,000
Total liabilities	3,932,517	3,616,698

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, $.001 par value; 900,000,000 shares authorized, 579,153 and 326,867 shares issued and outstanding	579	327
Shares to be issued	122,264	122,124
Capital in excess of par value	39,433,217	37,338,594
Retained earnings (deficit)	(2,047,607)	479,563
Total stockholders’ equity	37,508,453	37,940,608
Total liabilities and stockholders’ equity	$41,440,970	$41,557,306

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	July 31, 2024	July 31, 2023

Revenues	$142,227	$1,519,809
Costs of services	10,220	18,053
Gross profit	132,007	1,501,756

Costs and expenses:
Consulting expense	97,381	163,942
Marketing	6,898	241,888
Rent	19,116	19,610
Payroll and payroll related expenses	1,136,593	1,037,042
General and administrative costs	1,380,256	788,294
Total costs and expenses	2,640,244	2,250,776
Operating loss	(2,508,237)	(749,020)

Other income (expense):
Interest expense	(10,464)	(13,304)
Amortization of intangible assets	(8,869)	(28,331)
Other income	400	-
Total other income (expense)	(18,933)	(41,635)
Net loss before taxes	(2,527,170)	(790,655)
Income tax expense (benefit)	-	(299,000)
Net loss	$(2,527,170)	$(491,655)

Basic loss per share	$(5.10)	$(4.61)
Diluted loss per share	$(5.10)	$(4.61)

Weighted average number of common shares outstanding:
Basic	495,319	106,732
Diluted	495,319	106,732

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the Three Months Ended July 31, 2024 and the Year Ended April 30, 2024

				Capital in	Retained
	Common Stock		Shares to	Excess of	Earnings	Total
	Shares	Amount	Be Issued	Par Value	(Deficit)	Equity
Balance April 30, 2023	92,008	$93	$183,187	$30,507,292	$5,465,880	$36,156,452

Vesting of stock options	-	-	-	557,484	-	557,484
Stock-based compensation	1,429	1	-	143,999	-	144,000
Sale of common stock	108,929	109	-	5,535,530	-	5,535,639
Purchase of equity interest	535	-	-	366,377	-	366,377
Stock-based settlement	10,448	10	-	159,023	-	159,033
Reduction in shares to be issued	89	1	(61,063)	61,062	-	-
Warrant exercise	113,429	113	-	7,827	-	7,940
Net loss year ended April 30, 2024	-	-	-	-	(4,986,317)	(4,986,317)
Balance April 30, 2024	326,867	327	122,124	37,338,594	479,563	37,940,608

Vesting of stock options	-	-	-	139,371	-	139,371
Round up of fractional shares			140	(140)	-	-
Warrant exercise	252,286	252	-	1,955,392	-	1,955,644
Net loss July 31, 2024 quarter	-	-	-	-	(2,527,170)	(2,527,170)
Balance July 31, 2024	579,153	$579	$122,264	$39,433,217	$(2,047,607)	$37,508,453

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	July 31, 2024	July 31, 2023
OPERATING ACTIVITIES
Net loss	$(2,527,170)	$(491,655)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	139,371	483,351
Receipt of equity in lieu of cash	(10,127)	(1,170,000)
Provision for bad debts	-	6,000
Changes in deferred taxes	-	(125,000)
Amortization of intangible assets	8,869	28,331
Changes in non-cash working capital balances:
Accounts receivable	134,849	27,500
Prepaid expenses	(24,856)	(2,958)
Other receivables	(400)	-
Accounts payable and accrued expenses	313,620	(33,460)
Income taxes payable	-	(174,000)
Deferred revenue	(21)	(61)
Accrued interest payable	2,220	(12,071)
Net cash used in operating activities	(1,963,645)	(1,464,023)

INVESTING ACTIVITIES	-	-
	-	-
Net cash provided by (used in) investing activities	-	-

FINANCING ACTIVITIES
Payment to secured lender	-	(350,000)
Proceeds from exercise of warrants	1,955,644	-
Proceeds from sale of common stock	-	2,275,200
Net cash provided by financing activities	1,955,644	1,925,200

Net increase (decrease) in cash	(8,001)	461,177
Cash and cash equivalents, beginning of the period	863,182	569,441
Cash and cash equivalents, end of the period	$855,181	$1,030,618

Supplemental disclosure of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$8,244	$25,374

Supplemental Non-Cash Financing Information:
Common stock issued to purchase 10% interest in Caesar Media Group Inc.	$-	$183,188

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1– Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of Netcapital Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2024, are not necessarily indicative of the results that may be expected for the fiscal year ended April 30, 2025. For further information, refer to the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 30, 2024.

Reverse Stock Split

On July 29, 2024, following shareholder approval we filed articles of amendment (the “Articles of Amendment”) to our Articles of Incorporation, as amended, with the Utah Department of Commerce, Division of Corporations and Commercial Code to effectuate a 1-for-70 reverse stock split (the “Reverse Stock Split”) of our issued and outstanding shares of common stock, which Articles of Amendment became effective on August 1, 2024. The Reverse Stock Split became effective at 4:01 pm Eastern Time on August 1, 2024, and our common stock began trading on a split-adjusted basis at the open of trading on The Nasdaq Capital Market on August 2, 2024. Upon effectiveness of the Reverse Stock Split, every seventy (70) shares of our common stock issued and outstanding were automatically reclassified and combined into one share of our common stock, without any change in the par value per share. Additionally, equitable adjustments corresponding to the Reverse Stock Split ratio were made to (i) the exercise prices of and number of shares of common stock underlying the Company’s public and private warrants in accordance with their terms, (ii) the number of shares of common stock underlying the Company’s outstanding equity awards in accordance with their terms, and (iii) the number of shares of common stock issuable under the Company’s equity incentive plan. No fractional shares were issued in connection with the Reverse Stock Split. Any stockholder who would otherwise be entitled to receive a fractional share instead became entitled to receive one whole share of Common Stock in lieu of such fractional share. Following the Reverse Stock Split, we had 718,934 shares of our common stock outstanding, which includes 139,781 shares of our common stock that were issued for rounding up fractional shares resulting from the Reverse Stock Split. All share and per share data in the accompanying financial statements have been retroactively adjusted to reflect the effect of the Reverse Stock Split.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after the elimination of significant intercompany balances and transactions. The wholly owned subsidiaries are Netcapital Funding Portal Inc., an equity-based funding portal registered with the SEC, Netcapital Advisors Inc., which provides marketing and strategic advice to select companies, MSG Development Corp, a business valuation company, which was acquired in November 2021, and Netcapital Securities Inc., which was acquired in 2024 and has applied to FINRA to operate as a broker dealer.

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

Significant Accounting Policies

There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the fiscal year ended April 30, 2024.

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

Note 2 – Concentrations

For the three months ended July 31, 2024, the Company had one customer that constituted 15% of revenues. For the three months ended July 31, 2023, the Company had one customer that constituted 37% of revenues, and a second customer that constituted 37% of revenues.

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

Remaining Performance Obligations

The Company’s subscription terms are typically less than one year. All of the Company’s revenues in the three months ended July 31, 2024 and 2023, which amounted to $142,227 and $1,519,809, respectively, are considered contract revenues. Contract revenue as of July 31, 2024 and April 30, 2024, which has not yet been recognized, amounted to $445 and $466, respectively, and is recorded on the balance sheet as deferred revenue. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Disaggregation of Revenue

Revenue is from U.S.-based companies with no notable geographical concentrations in any area. A distinction exists in revenue source; revenues are either generated online or from consulting services.

Revenues disaggregated by revenue source consist of the following:

	Three Months Ended July 31, 2024	Three Months Ended July 31, 2023
Consulting services	$—	$1,143,700
Fees from online services	142,227	376,109
Total revenues	$142,227	$1,519,809

Note 4 – Earnings Per Common Share

Net income per common and diluted share were calculated as follows for the three-month periods ended July 31, 2024 and 2023:

	Three Months Ended July 31, 2024	Three Months Ended July 31, 2023
Net loss attributable to common stockholders – basic	$(2,527,170)	$(491,655)
Adjustments to net income	—	—
Net loss attributable to common stockholders – diluted	$(2,527,170)	$(491,655)

Weighted average common shares outstanding - basic	495,319	106,732
Effect of dilutive securities	—	—
Weighted average common shares outstanding – diluted	495,319	106,732

Loss per common share - basic	$(5.10)	$(4.61)
Loss per common share - diluted	$(5.10)	$(4.61)

Four (4) shares of common stock that are issuable pursuant to a stock subscription agreement are not included in the calculation of diluted earnings per share for the three months ended July 31, 2023 because their effect is anti-dilutive.

Outstanding vested warrants to purchase 885,727 and 22,844 shares of common stock are not included in the calculation of earnings per share for the three months ended July 31, 2024 and 2023, respectively, because their effect is anti-dilutive.

Outstanding vested options to purchase 12,787 and 6,000 shares of common stock are not included in the calculation of earnings per share for the three months ended July 31, 2024 and 2023, respectively, because their effect is anti-dilutive.

Note 5 – Principal Financing Arrangements

The following table summarizes components debt as of July 31, 2024 and April 30, 2024:

	July 31, 2024	April 30, 2024	Interest Rate

U.S. SBA loan	$500,000	$500,000	3.75%
U.S. SBA loan	1,885,800	1,885,800	1.0%
Loan payable – bank	34,324	34,324	10.9%
Total Debt	2,420,124	2,420,124
Less: current portion of long-term debt	1,920,124	1,920,124
Total long-term debt	$500,000	$500,000

The Company owes $34,324 as of July 31, 2024 and April 30, 2024 to Chase Bank. For the loan from Chase Bank, the Company pays interest only on a monthly basis, which represents a rate of 10.9% per annum as of July 31, 2024.

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

Note 6 – Income Taxes

For the three months ended July 31, 2024, the Company recorded no income tax expense due to the operating loss in the three months ended July 31, 2024. For the three months ended July 31, 2023, the Company recorded income tax benefit of $299,000.

Note 7 – Related Party Transactions

Netcapital Systems LLC (“Systems”), of which Jason Frishman, Founder, owns a 29% interest, owns 24,447 shares of common stock, or 4.2% of the Company’s 579,153 outstanding shares as of July 31, 2024. The Company owns 528 membership interest units of Systems, or approximately 1%. The Company paid Systems $95,000 and $0 in the three-month periods ended July 31, 2024 and 2023, respectively, for use of the software that runs the website www.netcapital.com.

Cecilia Lenk, the Chief Executive Officer of Netcapital Advisors Inc., (“Advisors”), our wholly owned subsidiary, is a member of the board of directors of KingsCrowd Inc. As of July 31, 2024 and April 30, 2024, the Company owned 3,209,685 shares of KingsCrowd Inc., valued at $513,550.

Cecilia Lenk, the Chief Executive Officer of Advisors is a member of the board of directors of Deuce Drone LLC. As of July 31, 2024 and April 30, 2024, the Company owns 2,350,000 membership interest units of Deuce Drone LLC., valued at $2,350,000. The Company has notes receivable aggregating $152,000 from Deuce Drone LLC as of July 31, 2024 and April 30, 2024.

Compensation to officers in the three-month periods ended July 31, 2024 and 2023 consisted of stock-based compensation valued at $93,896 and $93,532, respectively, and cash salary of $340,394 and $244,317, respectively.

Compensation to a related party consultant, John Fanning Jr., son of our CFO, in the three-month periods ended July 31, 2024 and 2023 consisted of cash wages of $12,778 and $16,163, respectively. This consultant is also the controlling shareholder of Zelgor Inc. and $0 and $16,500 of the Company’s revenues in the three-month periods ended July 31, 2024 and 2023, respectively, were from Zelgor Inc. As of July 31, 2024 and April 30, 2024, the Company owned 1,400,000 shares which are valued at $1,400,000.

As of July 31, 2024 and April 30, 2024, the Company has invested $240,080 in an affiliate, 6A Aviation Alaska Consortium, Inc., in conjunction with a land lease in an airport in Alaska. Cecilia Lenk, the Chief Executive Officer of Advisors is also the Chief Executive Officer of 6A Aviation Alaska Consortium, Inc.

In January 2023 we granted stock options to purchase an aggregate of 22,860 shares of our common stock to four related parties as follows: our Chief Executive Officer, Martin Kay, 14,286 shares; our Chief Financial Officer, Coreen Kraysler 2,858 shares; our Founder, Jason Frishman, 2,858 shares; and a director of Netcapital Funding Portal, Inc., Paul Riss, 2,858 shares. The options have an exercise price of $100.10, vest monthly on a straight-line basis over a 4-year period and expire in 10 years.

On April 25, 2023, the Company granted an aggregate of 1,144 options, or 286 options each to the following board members: Cecilia Lenk, Avi Liss, Steven Geary and Arnold Scott, to purchase shares of our common stock at an exercise price of $98.00 per share. The options vest monthly on a straight-line basis over a 4-year period and expire in 10 years.

Coreen Kraysler, our Chief Financial Officer, has personally guaranteed a $500,000 promissory note from the U.S. Small Business Administration. The note bears interest at an annual rate of 3.75%, has a 30-year term, and monthly payments of $2,437 began on December 17, 2022.

Note 8 – Stockholders’ Equity

The Company is authorized to issue 900,000,000 shares of its common stock, par value $0.001. 579,153 and 326,867 shares were outstanding as of July 31, 2024 and April 30, 2024, respectively.

In May 2023, the Company issued 1,429 shares of its common stock, valued at $144,000, in conjunction with a consulting agreement with a business.

On May 23, 2023, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to issue and sell to such investors, in a registered direct offering (the “Offering”), 15,715 shares of the Company’s common stock, par value $0.001 per share, at a price of $108.50 per Share, for aggregate gross proceeds of $1,705,000, before deducting the placement agent’s fees and other offering expenses payable by the Company. The Offering closed on May 25, 2023.

Also, in connection with the Offering, on May 23, 2023, the Company entered into a placement agency agreement with ThinkEquity LLC, pursuant to which, the Company issued warrants to purchase up to 983 shares of common stock at an exercise price of $109.40, which were issued on May 25, 2023.

In July 2023, the Company issued 713 shares of its common stock in consideration of a release from an unrelated third party in conjunction with the settlement of an outstanding debt between such third party and Netcapital Systems LLC.

On July 24, 2023 the Company completed an underwritten public offering of 24,643 shares of the Company’s common stock, at a price to the public of $49.00 per share for aggregate gross proceeds of $1,207,500, before deducting underwriting discounts and offering expenses payable by the Company. In conjunction with this offering, the Company issued the underwriter, and its designees, warrants to purchase 1,537 shares of the Company’s common stock at an exercise price of $49.34.

On July 31, 2023 and on October 26, 2023, the Company issued 268 shares of its common stock in conjunction with the purchase of a 10% interest in Caesar Media Group Inc. October 26, 2023, the Company issued 89 shares of its common stock in conjunction with its purchase of MSG Development Corp. (“MSG”), a wholly owned subsidiary. As a result of the issuance to MSG, the equity account for shares to be issued decreased by $61,063 from $183,187 to $122,124. The Company did not receive any proceeds for the issuance of these shares.

On December 27, 2023, the Company completed a public offering of (i) 68,572 shares of common stock, par value $0.001 per share, of the Company (the “Common Share”); (ii) 160,000 prefunded warrants (the “Prefunded Warrants”) to purchase 160,000 shares of Common Stock of the Company (the “Prefunded Warrant Shares”); (iii) 228,572 Series A-1 warrants (the “Series A-1 Common Warrants”) to purchase 228,572 shares of Common Stock of the Company (the “Series A-1 Common Warrant Shares”) and (iv) 228,572 Series A-2 warrants (the “Series A-2 Common Warrants,” together with the Series A-1 Warrants, the “Common Warrants”) to purchase 228,572 shares of Common Stock of the Company (the “Series A-2 Common Warrant Shares,” together with the Series A-1 Common Warrants Shares, the “Common Warrant Shares”). The offering price of each Common Share and accompanying Series A-1 Common Warrant and Series A-2 Common Warrant was initially $17.50, and the offering price of each Prefunded Warrant and accompanying Series A-1 Common Warrant and Series A-2 Common Warrant was $17.43. The Common Shares, Prefunded Warrants, Prefunded Warrant Shares, Series A-1 Common Warrants, Series A-1 Common Warrant Shares, Series A-2 Common Warrants, Series A-2 Common Warrant Shares are collectively referred to as the “Securities.”

The Series A-1 Warrants have a current exercise price of $14.10 per share and are exercisable until February 23, 2029 and the Series A-2 Common Warrants have a current exercise price of $8.74 per share and are exercisable until August 23, 2025. Following adjustments in connection with the August 2024 reverse stock split, there are currently Series A-1 Warrants to purchase 283,752 shares of common stock outstanding and Series A-2 Warrant to purchase 28,386 shares of common stock outstanding. A holder may not exercise any portion of the Common Warrants to the extent the Purchaser would own more than 4.99% of the outstanding common stock immediately after exercise. A holder may increase or decrease this percentage with respect to either the Series A-1 Common Warrants or the Series A-2 Common Warrants to a percentage not in excess of 9.99%, except that any such increase shall require at least 61 days’ prior notice to the Company.

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

As compensation to H.C. Wainwright & Co., LLC as the exclusive placement agent in connection with the offering of the Securities (the “Placement Agent”), the Company paid the Placement Agent a cash fee of 7.5% of the aggregate gross proceeds raised in the offering, plus a management fee equal to 1.0% of the gross proceeds raised in the offering and reimbursement of certain expenses and legal fees. The Company also issued warrants to designees of the Placement Agent (the “Placement Agent Warrants”) to purchase up to 21,283 shares of common stock. The Placement Agent Warrants have substantially the same terms as the Common Warrants, except that the Placement Agent Warrants have an exercise price equal to $17.62 per share and expire on December 27, 2028.

On January 19, 2024, the Company issued 19,858 shares of common stock upon the exercise of Prefunded Warrants and receipt of the exercise price of $1,390. On January 31, 2024, the Company issued 22,600 shares of common stock upon the exercise of 22,600 Prefunded Warrants and receipt of the exercise price of $1,582.

On May 24, 2024, the Company entered into inducement offer letter agreements with certain investors that held certain outstanding Series A-2 warrants to purchase up to an aggregate of 204,572 shares of our common stock with an exercise price of $17.50 per share, originally issued in December 2023 at a reduced exercise price of $10.85 per share (which reduced exercise price was granted to all holders on Series A-2 warrants by the board on May 24, 2024) in partial consideration for the Company’s agreement to issue in a private placement (i) new Series A-3 common stock purchase warrants to purchase up to 253,947 shares of our common stock at an exercise price of $8.74 per share and (ii) new Series A-4 common stock purchase warrants to purchase up to 253,947 shares of our common stock at an exercise price of $8.74 per share for aggregate gross proceeds of approximately $2.2 million from the exercise of the existing warrants, before deducting placement agent fees and other expenses payable by the Company. The Series A-3 Warrants and Series A-4 Warrants are exercisable beginning on the effective dates of stockholder approval of the issuance with such warrants expiring on (i) the five year anniversary of the initial exercise date for the Series A-3 Warrants and (ii) the eighteen month anniversary of the initial exercise date for the Series A-4 Warrants. This transaction closed on May 29, 2024. H.C. Wainwright was the exclusive agent for the transaction for which we paid them a cash fee equal to 7.5% from the exercise of the Series A-2 warrant at the reduced exercise price and a management fee equal to 1.0% of such aggregate gross proceeds. We also issued warrants to designees of H.C. Wainwright to purchase up to 19,048 shares of our common stock at an exercise price of $10.93 per share.

Note 9 – Fair Value

The Fair Value Measurements Topic of the FASB Accounting Standards Codification establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

●	Level 1: inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the company has the ability to access at the measurement date.

●	Level 2: inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

●	Level 3: inputs are unobservable inputs for the asset or liability.

Financial assets measured at fair value on a recurring basis are summarized below as of July 31, 2024 and April 30, 2024:

	Level 1	Level 2	Level 3	Total
July 31, 2024
Equity securities at fair value	$—	$25,343,513	$—	$25,343,513

April 30, 2024
Equity securities at fair value	$—	$25,333,386	$—	$25,333,386

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

For the three months ended July 31, 2024 and 2023, stock-based compensation expense amounted to $139,371 and $483,351, respectively.

The table below presents the components of compensation expense for the issuance of shares of common stock and stock options to employees and consultants for the three-month periods ended July 31, 2024 and 2023.

Stock-based compensation expense	Three Months Ended July 31, 2024	Three Months Ended July 31, 2023
Chief Executive Officer	$62,493	$62,494
Chief Financial Officer	14,914	14,915
Chief Executive Officer, Advisors	1,575	1,208
Founder	14,914	14,915
Third-party contractor	—	58,829
Business consultant	—	141,151
Employee and consultant options	45,475	45,839
Business consultant	—	144,000
Total stock-based compensation expense	$139,371	$483,351

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

The following table sets forth the major categories of the intangible assts as of July 31, 2024 and April 30, 2024

	July 31, 2024	April 30, 2024

Acquired users	$14,271,836	$14,271,836
Acquired brand	532,118	532,118
Total intangible assets	14,803,954	14,803,954
Less: accumulated amortization	79,818	70,949
Net intangible assets	$14,724,136	$14,733,005

As of July 31, 2024, the weighted average remaining useful life for technology, trade names, professional practice, literary works and domains is 12.76 years. Accumulated amortization amounted to $79,818 and $70,949 as of July 31, 2024 and April 30, 2024, resulting in net intangible assets of $14,724,136 and $14,733,005, respectively.

Note 13 – Investments

In the three-month period ended July 31, 2024, the Company received equity securities from 7 issuers that closed on the sale of securities on the Netcapital Funding Portal. In addition to cash fees, various issuers pay the Company a fee of 1% of the equity securities sold on the funding portal. As of April 30, 2024, the Company received equity securities from 30 issuers, valued at a total of $97,700. As of July 31, 2024, the Company owns securities in 37 issuers at a value of $107,827, as compared to 30 issuers with an aggregate value of $97,700 as of April 30, 2024.

In May 2023, the Company received 2,853,659 units of RealWorld LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.41 per unit based on a sales price of $0.41 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,170,000. As of July 31, 2024 and April 30, 2024, the Company owned 2,853,659 units which are valued at $1,170,000.

In April 2023, the Company received 2,853,659 units of HeadFarm LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.41 per unit based on a sales price of $0.41 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,170,000. As of July 31, 2024 and April 30, 2024, the Company owned 2,853,659 units which are valued at $1,170,000.

In April 2023, the Company received 2,853,659 units of CupCrew LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.41 per unit based on a sales price of $0.41 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,170,000. As of July 31, 2024 and April 30, 2024, the Company owned 2,853,659 units which are valued at $1,170,000.

In April 2023, the Company received 2,853,659 units of CountSharp LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.41 per unit based on a sales price of $0.41 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,170,000. As of July 31, 2024 and April 30, 2024, the Company owned 2,853,659 units which are valued at $1,170,000.

In January 2023, the Company received 2,100,000 units of Dark LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $1.00 per unit based on a sales price of $1.00 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $2,100,000. As of July 31, 2024 and April 30, 2024, the Company owned 2,100,000 units which are valued at $2,100,000.

In August 2022, the Company received 1,911,765 units of NetWire LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.68 per unit based on a sales price of $0.68 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,300,000. As of July 31, 2024 and April 30, 2024, the Company owned 1,911,765 units which are valued at $1,300,000.

In May 2022, the Company received 1,764,706 units of Reper LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.68 per unit based on a sales price of $0.68 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,200,000. As of July 31, 2024 and April 30, 2024, the Company owned 1,764,706 units which are valued at $1,200,000.

In April 2022, the Company received 3,000,000 units of Cust Corp. as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.40 per unit based on a sales price of $0.40 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,200,000. As of July 31, 2024 and April 30, 2024, the Company owned 3,000,000 units which are valued at $1,200,000.

In January 2022, the Company received 1,700,000 units of ScanHash LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.25 per unit based on a sales price of $0.25 per unit on an online funding portal. The receipt of the units satisfied $425,000 of an accounts receivable balance. As of July 31, 2024 and April 30, 2024, the Company owned 1,700,000 units which are valued at $425,000.

In January 2022, the Company received 2,850,000 units of Hiveskill LLC as payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.25 per unit based on a sales price of $0.25 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $712,500. As of July 31, 2024 and April 30, 2024, the Company owned 2,850,000 units which are valued at $712,500.

In fiscal 2022, the Company purchased a 10% interest, or 400 shares of common stock, in Caesar Media Group Inc. (“Caesar”) for an initial purchase price of 50,000 shares of the Company’s common stock, valued at $500,000. Caesar is a marketing and technology solutions provider. The purchase agreement included additional contractual requirements for the Company and Caesar, including the issuance of an additional 150,000 shares of common stock of the Company over a two-year period, which have all been issued as of October 31, 2023. As of July 31, 2024 and April 30, 2024, there have been no observable price changes in the value of the Caesar’s common stock and the Company has valued its ownership in Caesar at cost, which amounted to $1,999,128 as of July 31, 2024 and April 30, 2024.

In May 2020, the Company entered a consulting contract with Watch Party LLC (“WP”), which allowed the Company to receive 110,000 membership interest units of WP in return for consulting services. The Company earned 97,500 membership interest units in the quarter ended July 31, 2020. The WP units are valued at $2.14 per unit based on a sales price of $2.14 per unit on an online funding portal. As of July 31, 2024 and April 30, 2024, the Company owned 110,000 WP units, which are valued at $440,000.

In May 2020, the Company entered a consulting contract with ChipBrain LLC (“Chip”), which allowed the Company to receive 710,200 membership interest units of Chip in return for consulting services. The Chip units were initially valued at $0.93 per unit based on a sales price of $0.93 per unit on an online funding portal. Subsequently, Chip sold identical units for $2.40 per unit, and as of July 31, 2024 and April 30, 2024, the 710,200 units owned by the Company are valued at $3,366,348.

In May 2020, the Company entered a consulting contract with a related party, Zelgor Inc. (“Zelgor”), which allowed the Company to receive 1,400,000 shares of common stock of Zelgor in return for consulting services. The Zelgor shares are valued at $1.00 per share based on a sales price of $1.00 per share on an online funding portal. As of July 31, 2024 and April 30, 2024, the Company owned 1,400,000 shares which are valued at $1,400,000.

On January 2, 2020, the Company entered a consulting contract with Deuce Drone LLC (“Drone”), which allowed the Company to receive 2,350,000 membership interest units of Drone in return for consulting services. The Drone units were originally valued at $0.35 per unit based on a sales price of $0.35 per unit when the units were earned, or $822,500. Drone subsequently sold identical Drone units for $1.00 per unit on an online funding portal and as of July 31, 2024 and April 30, 2024, the units owned by the Company are valued at $2,350,000.

In August 2019, the Company entered into a consulting contract with KingsCrowd LLC (“KingsCrowd”), which allowed the Company to receive 300,000 membership interest units of KingsCrowd in return for consulting services. The KingsCrowd units were valued at $1.80 per unit based on a sales price of $1.80 per unit when the units were earned, or $540,000. In December 2020, KingsCrowd converted from a limited liability company to a corporation to facilitate raising capital under Regulation A. KingsCrowd filed a Form 1-A Offering Statement under the Securities Act of 1933 and sold shares at $1.00 per share. In connection with the conversion to a corporation, each membership interest unit converted into 12.71915 shares of common stock. The Company sold 606,060 shares of KingsCrowd in June 2022 for proceeds of $200,000 and recorded a realized loss on the sale of the investment of $406,060. KingsCrowd filed a post qualification offering circular amendment on July 21, 2022 and continued to sell shares of common stock to the public for $1.00 per share. On March 1, 2024, KingsCrowd filed a Form 1-SA that disclosed it had sold shares of common stock at a price of $0.16 per share and on March 5, 2024, KingsCrowd filed a Form C offering shares of its common stock for sale at a price of $0.16 per share. The Company noted this observable price change and consequently record an unrealized loss on equity securities of $2,696,135 for the year ended April 30, 2024. As of July 31, 2024 and April 30, 2024, the Company owned 3,209,685 shares of KingsCrowd valued at $513,550.

During fiscal 2019, the Company entered a consulting contract with NetCapital Systems LLC (“NetCapital”), which allowed the Company to receive up to 1,000 membership interest units of NetCapital in return for consulting services. The Company earned all 1,000 Netcapital units but sold a portion of the units in fiscal 2020 at a sales price of $91.15 per unit. As of July 31, 2024 and April 30, 2024, the Company owned 528 Netcapital units, at a value of $48,128.

In July 2020 the Company entered into a consulting agreement with Vymedic, Inc. for a $40,000 fee over a 5-month period. Half the fee was payable in stock and half was payable in cash. As of July 31, 2024 and April 30, 2024, the Company owned 4,000 units, at a value of $11,032.

In August 2020 the Company entered a consulting agreement with C-Reveal Therapeutics LLC (“CRT”). for a $120,000 fee over a 12-month period. $50,000 of the fee was payable in CRT units. As of July 31, 2024 and April 30, 2024, the Company owned 5,000 units, at a value of $50,000.

The following table summarizes the components of investments as of July 31, 2024 and April 30, 2024 and presents the cumulative adjustments to the value of each security:

	Original Cost	Value at July 31, 2024	Value at April 30, 2024	Annual Adjustment 2024	Annual Adjustment 2023	Cumulative Adjustment

Systems DE	$234,080	$48,128	$48,128	$-	$-	$(185,952)
MustWatch LLC	235,400	440,000	440,000	-	204,600	204,600
Zelgor Inc.	1,400,000	1,400,000	1,400,000	-	-	-
ChipBrain LLC	660,486	3,366,348	3,366,348	-	1,661,868	2,705,862
Vymedic Inc.	20,000	11,032	11,032	-	(8,968)	(8,986)
C-Reveal Therapeutics LLC	50,000	50,000	50,000	-	-	-
Deuce Drone LLC	822,500	2,350,000	2,350,000	-	-	1,527,500
Hiveskill LLC	712,500	712,500	712,500	-	-	-
ScanHash LLC	425,000	425,000	425,000	-	-	-
Caesar Media Group Inc.	1,999,128	1,999,128	1,999,128	-	-	-
Cust Corp.	1,200,000	1,200,000	1,200,000	-	-	-
Kingscrowd Inc.	454,231	513,550	513,550	(2,696,135)	-	59,319
Reper LLC	1,200,000	1,200,000	1,200,000	-	-	-
Dark LLC	2,100,000	2,100,000	2,100,000	-	-	-
Netwire LLC	1,300,000	1,300,000	1,300,000	-	-	-
CountSharp LLC	1,170,000	1,170,000	1,170,000	-	-	-
CupCrew LLC	1,170,000	1,170,000	1,170,000	-	-	-
HeadFarm LLC	1,170,000	1,170,000	1,170,000	-	-	-
RealWorld LLC	1,170,000	1,170,000	1,170,000	-	-	-
Acehedge LLC	1,110,000	1,110,000	1,110,000	-	-	-
Fantize LLC	1,110,000	1,110,000	1,110,000	-	-	-
StockText LLC	1,220,000	1,220,000	1,220,000	-	-	-
Multiple Issuers as a group	107,827	107,827	97,700	-	-	-
	$21,031,025	$25,343,513	$25,333,386	$(2,696,135)	$1,857,500	$4,302,361

In accordance with ASC 321, the Company uses the measurement alternative for equity securities without readily determinable fair values. The table above summarizes the annual and cumulative adjustments for these investments. The Company evaluates these investments for impairment and adjusts their carrying amounts based on observable price changes in orderly transactions for identical or similar investments of the same issuer. No observable price changes were recorded in the three months ended July 31, 2024.

Note 14 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, as of July 31, 2024, we had negative working capital of $2,507,576 and for the three months ended July 31, 2024, we had an operating loss of $2,508,237 and net cash used in operating activities amounted to $1,963,645.

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

Note 15 – Subsequent Events

At-The-Market Agreement

On August 23, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), to sell shares of its common stock, par value $0.001 per share, (the “Shares”) having an aggregate sales price of up to $2,100,000, from time to time, through an “at the market offering” program under which Wainwright will act as sales agent. The sales, if any, of the Shares made under the ATM Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company will pay Wainwright a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of Shares. As of the date of this filing, the Company has sold 56,000 shares of its common stock pursuant to the ATM Agreement at a price of $2.73 per share, for net proceeds of approximately $148,294. The Company anticipates that the at-the-market offering will continue throughout the next reporting period.

Regained Compliance with Nasdaq Continued Listing Requirements

On August 19, 2024, we received a notice from The Nasdaq Stock Market, LLC (“Nasdaq”), dated August 19, 2024, informing us that we had regained compliance with Nasdaq’s Listing Rule 5550(a)(2) (the “Bid Price Rule”) for continued listing on The Nasdaq Capital Market, as the bid price of our common stock closed at or above $1.00 per share for a minimum of 10 consecutive business days since August 2, 2024.

As previously disclosed on a Current Report on Form 8-K filed by us, Nasdaq had previously notified us on September 1, 2023 that we were not in compliance with the Bid Price Rule because our common stock failed to maintain a minimum bid price of $1.00 per share for 30 consecutive business days. Further as of July 22, 2024, Nasdaq determined that that our securities had a closing bid price of $0.10 or less for ten consecutive trading days and as a result, Nasdaq delivered written notice to the Company on July 23, 2024 under which it advised us that Nasdaq has determined to delist our securities from The Nasdaq Capital Market. We requested a hearing to appeal Nasdaq’s delisting determination, but since the Company has regained compliance with Nasdaq’s continued listing requirements as described above, the hearing was cancelled.

Reverse Stock Split

On July 29, 2024, following shareholder approval we filed articles of amendment (the “Articles of Amendment”) to our Articles of Incorporation, as amended, with the Utah Department of Commerce, Division of Corporations and Commercial Code to effectuate a 1-for-70 reverse stock split (the “Reverse Stock Split”) of our issued and outstanding shares of common stock, which Articles of Amendment became effective on August 1, 2024. The Reverse Stock Split became effective at 4:01pm Eastern Time on August 1, 2024, and our common stock began trading on a split-adjusted basis at the open of trading on The Nasdaq Capital Market on August 2, 2024. Upon effectiveness of the Reverse Stock Split, every seventy (70) shares of our common stock issued and outstanding were automatically reclassified and combined into one share of our common stock, without any change in the par value per share. Additionally, equitable adjustments corresponding to the Reverse Stock Split ratio were made to (i) the exercise prices of and number of shares of Common Stock underlying the Company’s public and private warrants in accordance with their terms, (ii) the number of shares of Common Stock underlying the Company’s outstanding equity awards in accordance with their terms, and (iii) the number of shares of Common Stock issuable under the Company’s equity incentive plan. No fractional shares were issued in connection with the Reverse Stock Split. Any stockholder who would otherwise be entitled to receive a fractional share instead became entitled to receive one whole share of Common Stock in lieu of such fractional share. Following the Reverse Stock Split, we had 718,934 shares of our common stock outstanding, which includes 139,781 shares of our common stock that were issued for rounding up fractional shares resulting from the Reverse Stock Split. The Reverse Stock Split is retroactively reflected in the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of changes in shareholders’ equity and loss per share data.

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

Overview

Netcapital Inc. is a fintech company with a scalable technology platform that allows private companies to raise capital online from accredited and non-accredited investors. We give investors the opportunity to access investments in private companies. We believe our model is disruptive to traditional private equity investing and is based on Title III, Reg CF of the JOBS Act. In addition, we have recently expanded our model to include Regulation A (“Reg A”) offerings. We generate fees from listing private companies on our funding portal located at www.netcapital.com. We generate fees from listing private companies on netcapital.com. We also generate fees from advising companies with respect to their Reg A offerings posted on www.netcapital.com. Our consulting group, Netcapital Advisors, Inc. (Netcapital Advisors), which is a wholly-owned subsidiary, provides marketing and strategic advice in exchange for equity positions and/or cash fees. The Netcapital funding portal is registered with the SEC, is a member of the Financial Industry Regulatory Authority, or FINRA, a registered national securities association, and provides investors with opportunities to invest in private companies. Neither Netcapital Advisors, nor any Netcapital entity or subsidiary, is a broker- dealer, nor do any of such entities operate as a broker-dealer with respect to any Reg A offering listed on the www.netcapital.com website. In May 2024, we announced that our wholly owned subsidiary, Netcapital Securities Inc. applied for broker-dealer registration. Netcapital Securities Inc.’s application to become a registered broker-dealer remains subject to regulatory approval and/or licensing from the Financial Regulatory Authority (FINRA) and the Securities and Exchange Commission (SEC). No assurance can be given as to when or if such approvals may be granted or when, if at all, Netcapital will be able to expand the services it offers.

We provide private company investment access to accredited and non-accredited investors through our online portal (www.netcapital.com), which is operated by our wholly owned subsidiary Netcapital Funding Portal, Inc. The Netcapital funding portal charges a $5,000 listing fee and a 4.9% portal fee for capital raised at closing, and beginning in fiscal year 2024, a 1% success fee paid for with equity of the funding portal customer. In addition, the portal generates fees for other ancillary services, such as rolling closes. Netcapital Advisors generates fees and equity stakes from consulting in select portfolio (“Portfolio Companies”) and non-portfolio clients. With respect to its services for Reg A offerings, Netcapital Advisors charges a monthly flat fee for each month the offering is listed on the netcapital.com website as well as a nominal administrative flat fee for each investor that is processed to cover out-of-pocket costs.

We generated revenues of $142,227, with costs of service of $10,220, in the three months ended July 31, 2024 for a gross profit of $132,007 (consisting of $10,127 in equity securities for payment of services and $132,100 in cash-based revenues, offset by $10,220 for costs of services), as compared to revenues of $1,519,809 with costs of service of $18,053 in the three months ended July 31, 2023 for a gross profit of $1,501,756 (consisting of $1,110,000 in equity securities for the payment of services and $409,809 in cash-based revenues, offset by $18,053 for costs of services). Our cash-based gross profits as a percentage of gross profits were approximately 0% and 2%, respectively in the three month periods ended July 31, 2024 and 2023, for Portfolio Companies. The total number of offerings on the Netcapital funding portal in the three months ended July 31, 2024 and 2023 that closed was 16 and 7, respectively, of which 4 and 3 offerings hosted on the Netcapital funding platform in the three months ended July 31, 2024 and 2023, respectively, terminated their listings without raising the required minimum dollar amount of capital.

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

Proposed Broker-Dealer Business

Our recently formed wholly owned subsidiary, Netcapital Securities Inc. has applied for broker-dealer registration with the Financial Industry Regulatory Authority (“FINRA”). We believe that by having a registered broker-dealer, it may create opportunities to expand the Company’s revenue base by hosting and generating additional fees from Reg A+ and Reg D offerings on the Netcapital platform;, earning additional fees in connection with offerings that may result from the introduction of clients to other FINRA broker-dealers and expanding our distribution capabilities by leveraging strategic partnerships with other broker-dealers to distribute offerings of issuers that utilize the Netcapital platform to a wider range of investors in order to maximize market penetration and optimize capital raising efforts. Netcapital Securities Inc.’s application to become a registered broker-dealer remains subject to regulatory approval and/or licensing from the Financial Regulatory Authority (FINRA) and the Securities and Exchange Commission (SEC). No assurance can be given as to when or if such approvals may be granted or when, if at all, Netcapital will be able to expand the services it offers. As of the date of this Quarterly Report, Netcapital Securities Inc. has not conducted any business activities

Recent Developments

At-The-Market Agreement

On August 23, 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), to sell shares of its common stock, par value $0.001 per share, (the “Shares”) having an aggregate sales price of up to $2,100,000, from time to time, through an “at the market offering” program under which Wainwright will act as sales agent. The sales, if any, of the Shares made under the ATM Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company will pay Wainwright a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of Shares. As of the date of this filing, the Company has sold 56,000 shares of its common stock pursuant to the ATM Agreement for net proceeds of approximately $148,294.

Regained Compliance with Nasdaq Continued Listing Requirements

On August 19, 2024, we received a notice from The Nasdaq Stock Market, LLC (“Nasdaq”), dated August 19, 2024, informing us that we had regained compliance with Nasdaq’s Listing Rule 5550(a)(2) (the “Bid Price Rule”) for continued listing on The Nasdaq Capital Market, as the bid price of our common stock closed at or above $1.00 per share for a minimum of 10 consecutive business days since August 2, 2024.

As previously disclosed on a Current Report on Form 8-K filed by us, Nasdaq had previously notified us on September 1, 2023 that we were not in compliance with the Bid Price Rule because our common stock failed to maintain a minimum bid price of $1.00 per share for 30 consecutive business days. Further as of July 22, 2024, Nasdaq determined that that our securities had a closing bid price of $0.10 or less for ten consecutive trading days and as a result, Nasdaq delivered written notice to the Company on July 23, 2024 under which it advised us that Nasdaq has determined to delist our securities from The Nasdaq Capital Market. We requested a hearing to appeal Nasdaq’s delisting determination, but since the Company has regained compliance with Nasdaq’s continued listing requirements as described above, the hearing was cancelled.

Reverse Stock Split

On July 29, 2024, following shareholder approval we filed articles of amendment (the “Articles of Amendment”) to our Articles of Incorporation, as amended, with the Utah Department of Commerce, Division of Corporations and Commercial Code to effectuate a 1-for-70 reverse stock split (the “Reverse Stock Split”) of our issued and outstanding shares of common stock, which Articles of Amendment became effective on August 1, 2024. The Reverse Stock Split became effective at 4:01pm Eastern Time on August 1, 2024, and our common stock began trading on a split-adjusted basis at the open of trading on The Nasdaq Capital Market on August 2, 2024. Upon effectiveness of the Reverse Stock Split, every seventy (70) shares of our common stock issued and outstanding were automatically reclassified and combined into one share of our common stock, without any change in the par value per share. Additionally, equitable adjustments corresponding to the Reverse Stock Split ratio were made (i) the exercise prices of and number of shares of Common Stock underlying the Company’s public and private warrants in accordance with their terms, (ii) the number of shares of Common Stock underlying the Company’s outstanding equity awards in accordance with their terms, and (iii) the number of shares of Common Stock issuable under the Company’s equity incentive plan. No fractional shares were issued in connection with the Reverse Stock Split. Any stockholder who would otherwise be entitled to receive a fractional share instead became entitled to receive one whole share of Common Stock in lieu of such fractional share. Following the Reverse Stock Split, we had 718,934 shares of our common stock outstanding, which includes 139,781 shares of our common stock that were issued for rounding up fractional shares resulting from the Reverse Stock Split. The Reverse Stock Split is retroactively reflected in the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of changes in shareholders’ equity and loss per share data.

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

May 2024 Warrant Inducement

On May 24, 2024, we entered into inducement offer letter agreements with certain investors that held certain outstanding Series A-2 warrants to purchase up to an aggregate of 204,572 shares of our common stock with an exercise price of $17.50 per share, originally issued in December 2023 at a reduced exercise price of $10.85 per share (which reduced exercise price was granted to all holders on Series A-2 warrants by the board on May 24, 2024) in partial consideration for the Company’s agreement to issue in a private placement (i) new Series A-3 common stock purchase warrants to purchase up to 253,947 shares of our common stock at an exercise price of $8.74 per share and (ii) new Series A-4 common stock purchase warrants to purchase up to 253,947 shares of our common stock at an exercise price of $8.74 per share for aggregate gross proceeds of approximately $2.2 million from the exercise of the existing warrants, before deducting placement agent fees and other expenses payable by the Company. The Series A-3 Warrants and Series A-4 Warrants are exercisable beginning on the effective dates of stockholder approval of the issuance with such warrants expiring on (i) the five year anniversary of the initial exercise date for the Series A-3 Warrants and (ii) the eighteen month anniversary of the initial exercise date for the Series A-4 Warrants. This transaction closed on May 29, 2024. H.C. Wainwright was the exclusive agent for the transaction for which we paid them a cash fee equal to 7.5% from the exercise of the Series A-2 warrant at the reduced exercise price and a management fee equal to 1.0% of such aggregate gross proceeds. We also issued warrants to designees of H.C. Wainwright to purchase up to 19,048 shares of our common stock at an exercise price of $10.93 per share.

Application for Broker-Dealer License

In May 2024, we announced that our wholly-owned subsidiary, Netcapital Securities Inc. applied for broker-dealer registration with the Financial Industry Regulatory Authority (“FINRA”). We believe that by having a registered broker-dealer, it could create opportunities to expand revenue base by hosting and generating additional fees from Reg A+ and Reg D offerings on the Netcapital platform;, earning additional fees in connection with offerings that may result from the introduction of clients to other FINRA broker-dealers and expanding our distribution capabilities by leveraging strategic partnerships with other broker-dealers to distribute offerings of issuers that utilize the Netcapital platform to a wider range of investors in order to maximize market penetration and optimize capital raising efforts. Netcapital Securities Inc.’s application to become a registered broker-dealer remains subject to regulatory approval and/or licensing from the Financial Regulatory Authority (FINRA) and the Securities and Exchange Commission (SEC). No assurance can be given as to when or if such approvals may be granted or when, if at all, Netcapital will be able to expand the services it offers.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this Form 10-Q. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Results of Operations

Comparison of the Three Months Ended July 31, 2024 and 2023

Our revenues for the three months ended July 31, 2024, decreased by $1,377,582, or approximately 91%, to $142,227 as compared to $1,519,809 during the three months ended July 31, 2023. The decrease in revenues was primarily attributed to a decrease in revenues for the services that we provide in exchange for equity securities during the quarter ended July 31, 2024, as compared to the quarter ended July 31, 2023. In the three months ended July 31, 2024, we had no revenues from equity-based contracts, as compared to $1,110,000 in such revenues in the three months ended July 31, 2023. Management is focusing on establishing a broker-dealer subsidiary so that the Company may have additional sources of revenue, and we have not been pursuing the equity-based revenue contracts.

The components of revenue were as follows:

	July 31, 2024	July 31, 2023
Consulting services for equity securities	$-	$1,110,000
Consulting revenue	-	33,700
Portal fees	89,429	221,856
Listing fees	42,500	154,000
Game website revenue	171	253
Portal 1% equity fee	10,127	-
Total	$142,227	$1,519,809

The decrease of $1,110,000 in revenue from consulting services for equity securities in the three months ended July 31, 2024, as compared to the three months ended July 31, 2023, occurred because we provided no consulting services in exchange for equity in the July 31, 2024 quarter, as compared to 2 companies that received such services in the three months ended July 31, 2023. These services were provided by our consulting subsidiary, Netcapital Advisors, Inc. (“Advisors”), and Advisors did not earn any equity securities from consulting work in the first quarter of fiscal 2025. However, our subsidiary Netcapital Funding Portal Inc. (“Funding Portal”) began charging a fee of 1% of the equity raised by issuers that engage with the Funding Portal and the Funding Portal earned equity securities from 7 clients in the three-months ended July 31, 2024, with an aggregate value of $10,127, as compared to $0 in the three months ended July 31, 2023.

Consulting revenue consists of fees earned by Advisors. Revenue generated by Advisors decreased by $33,700 to $0 in the three months ended July 31, 2024, from $33,700 in the three months ended July 31, 2023.The decrease in consulting fees from Advisors in fiscal 2025 is the result of their focus on assisting with the launch of the proposed broker-dealer business.

Revenue from portal fees decreased by $132,427, or 60%, in the three months ended July 31, 2024, to $89,429, from $221,856 in the three months ended July 31, 2023. Revenue from portal fees consists of a 4.9% fee of the total capital raised by an issuer plus fixed miscellaneous charges for administrative fees, such as a rolling close, or the filing of an amended offering statement. The decrease in portal fees is attributable to the decrease in the amount of capital raised on the Funding Portal. In the three-month periods ended July 31, 2024 and 2023, total dollars raised in offerings decreased by $1,790,844, or 60%, to $1,169,917 in the July 2024 quarter, from $2,960,761 in the July 2023 quarter. The total number of issuers on the Funding Portal in the three months ended July 31, 2024 and 2023 that successfully closed an offering was 11 and 4, respectively.

The number of successful closings in a quarter is defined as an issuer that raised more than the targeted amount in its offering statement and stopped selling securities on the Funding Portal (a “Final Closing”). This number is not necessarily an indicator of quarterly revenue because an issuer may have several rolling closes in previous quarters before the Final Closing, and the Funding Portal receives its 4.9% portal fee for each rolling close.

Revenue from listing fees decreased by $111,500, or approximately 72%, to $42,500 in the three months ended July 31, 2024 as compared to $154,000 in the three months ended July 31, 2023. Listing fees are typically $5,000 per issuer, and they are the first form of revenue earned by our Funding Portal when an issuer signs a contract with us to sell securities on the funding portal. The drop in listing fees can be attributed to our loss of an experienced salesperson whose replacement has not yet been fully trained. After the listing contract is signed, an issuer typically takes two months before it is ready to launch an offering. Most issuers remain on the funding portal, marketing their offering, for a period of six to nine months.

Costs of revenues decreased by $7,833 to $10,220, or approximately 43% for the three months ended July 31, 2024 from $18,053 during the three months ended July 31, 2023. The decrease was attributed to the decline in Funding Portal revenues.

Payroll and payroll related expenses increased by $99,551, or 10%, to $1,136,593 for the three months ended July 31, 2024, as compared to $1,037,042 during the three months ended July 31, 2023. The increase was attributed to the salary increases and bonuses for certain key positions, to assist with employee retention, during the quarter ended July 31, 2024.

Marketing expense decreased by $234,990, or approximately 97%, to $6,898 for the three months ended July 31, 2024, as compared to $241,888 during the three months ended July 31, 2023. The decrease in expense was primarily attributed to a special marketing program that was instituted in the July 31, 2023 quarter that was not repeated in the quarter ended July 31, 2024.

Rent expense decreased by $494, or approximately 3%, to $19,116 for the three months ended July 31, 2024, as compared to $19,610 during the three months ended July 31, 2023. The decrease was primarily attributed to a decrease in variable costs charged to us in the current fiscal year.

General and administrative expenses increased by $591,962, or 75%, to $1,380,256 for the three months ended July 31, 2024, from $788,294 during the three months ended July 31, 2023. The increase was primarily attributed to increased legal costs and proxy solicitation fees.

Consulting expense decreased by $66,561, or approximately 41%, to $97,381 for the three months ended July 31, 2024 from $163,942 during the three months ended July 31, 2023. The decrease was primarily attributed to a decrease in overseas programmers.

Amortization expense decreased by $19,462, or 69% to $8,869 for the three months ended July 31, 2024 from $28,331 during the three months ended July 31, 2023. The decrease is the result of an impairment loss recognized in the fourth quarter of fiscal 2024 that reduced the value of the amortizable asset as of July 31, 2024.

Interest expense decreased by $2,840 to $10,464, or approximately 21%, for the three months ended July 31, 2024, as compared to $13,304 during the three months ended July 31, 2023. The decrease in interest expense was primarily attributed to lower debt amounts that resulted from paying off a secured term loan.

Liquidity and Capital Resources

As of July 31, 2024, we had cash and cash equivalents of $855,181 and negative working capital of $2,507,576 as compared to cash and cash equivalents of $863,182 and negative working capital of $2,074,163 as of April 30, 2023.

We have been successful in raising capital by completing public offerings of our common stock.

On December 27, 2023, the Company completed a public offering of (i) 68,572 shares of common stock, par value $0.001 per share, of the Company (the “Common Share”); (ii) 160,000 prefunded warrants (the “Prefunded Warrants”) to purchase 160,000 shares of Common Stock of the Company (the “Prefunded Warrant Shares”); (iii) 228,572 Series A-1 warrants (the “Series A-1 Common Warrants”) to purchase 228,572 shares of Common Stock of the Company (the “Series A-1 Common Warrant Shares”) and (iv) 228,572 Series A-2 warrants (the “Series A-2 Common Warrants,” together with the Series A-1 Warrants, the “Common Warrants”) to purchase 228,572 shares of Common Stock of the Company (the “Series A-2 Common Warrant Shares,” together with the Series A-1 Common Warrants Shares, the “Common Warrant Shares”). The offering price of each Common Share and accompanying Series A-1 Common Warrant and Series A-2 Common Warrant was $17.50, and the offering price of each Prefunded Warrant and accompanying Series A-1 Common Warrant and Series A-2 Common Warrant was $17.43. The Series A-1 Warrants have a current exercise price of $14.10 per share and are exercisable until February 23, 2029 and the Series A-2 Common Warrants have a current exercise price of $8.74 per share and are exercisable until August 23, 2025. Following adjustments in connection with the August 2024 reverse stock split, there are currently Series A-1 Warrants to purchase 283,752 shares of Common Stock outstanding and Series A-2 Warrant to purchase 28,386 shares of Common Stock outstanding.

On May 24, 2024, the Company entered into inducement offer letter agreements with certain investors that held certain outstanding Series A-2 warrants to purchase up to an aggregate of 204,572 shares of our common stock with an exercise price of $17.50 per share, originally issued in December 2023 at a reduced exercise price of $10.85 per share (which reduced exercise price was granted to all holders on Series A-2 warrants by the board on May 24, 2024) in partial consideration for the Company’s agreement to issue in a private placement (i) new Series A-3 common stock purchase warrants to purchase up to 253,947 shares of our common stock at an exercise price of $8.74 per share and (ii) new Series A-4 common stock purchase warrants to purchase up to 253,947 shares of our common stock at an exercise price of $8.74 per share for aggregate gross proceeds of approximately $2.2 million from the exercise of the existing warrants, before deducting placement agent fees and other expenses payable by the Company. The Series A-3 Warrants and Series A-4 Warrants are exercisable beginning on the effective dates of stockholder approval of the issuance with such warrants expiring on (i) the five year anniversary of the initial exercise date for the Series A-3 Warrants and (ii) the eighteen month anniversary of the initial exercise date for the Series A-4 Warrants. This transaction closed on May 29, 2024. H.C. Wainwright was the exclusive agent for the transaction for which we paid them a cash fee equal to 7.5% from the exercise of the Series A-2 warrant at the reduced exercise price and a management fee equal to 1.0% of such aggregate gross proceeds. We also issued warrants to designees of H.C. Wainwright to purchase up to 19,048 shares of our common stock at an exercise price of $10.93 per share.

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

Year over Year Changes

Net cash used in operating activities amounted to $1,963,645 and $1,464,023 for the three months ended July 31, 2024 and 2023, respectively. The principal sources of cash from operating activities in the three months ended July 31, 2024 were increase in account payable and accrued expense of $313,620, collection of accounts receivable of $134,849, and stock-based compensation of $139,371. However, the sources of cash were offset by a net loss of $2,527,170, a receipt of equity in lieu of cash of $10,127, and an increase in prepaid expenses of $24,856. The principal uses of cash from operating activities in the three months ended July 31, 2023 were a net loss of $491,655 and the receipt of equity securities in lieu of cash amounting to $1,170,000. These uses of cash were partially offset by a non-cash item, stock-based compensation of $483,351.

In the three months ended July 31, 2024 and 2023, there were no investing activities.

For the three months ended July 31, 2024, net cash provided by financing activities amounted to $1,955,644, which consisted of proceeds from the exercise of warrants. For the three months ended July 31, 2023, cash provided by financing activities amounted to $1,925,200, which consisted of proceeds of $2,275,200 for the sale of common stock, offset by a $350,000 payment to retire debt from a secured lender.

In the three months ended July 31, 2024 and 2023, there were no expenditures for capital assets. We do not anticipate any capital expenditures in fiscal 2024.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. For a discussion of our critical accounting estimates, please read Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended April 30, 2024 filed with the SEC on July 29, 2024. There have been no material changes to the critical accounting estimates previously disclosed in such report.

Recently Issued Accounting Standards Not Yet Effective or Adopted

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying unaudited condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15 and 15d-15(e)) as of July 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended April 30, 2024 as filed with the SEC on July 29, 2024 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report, except as discussed below. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Our financial situation creates doubt whether we will continue as a going concern.

As of July 31, 2024, we had negative working capital of $2,507,576 and for the three months ended July 31, 2024, we had an operating loss of $2,508,237 and net cash used in operating activities amounted to $1,963,645. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. Our management has recently reduced its operating expenses and we have turned our focus to our funding portal business, which generates cash revenues and has seen a growth in revenues on a year-to-year basis. We plan to continue operating with lower fixed overhead amounts and seek to raise money from private placements, public offerings and/or bank financing. Our management has determined, based on its recent history and the negative cash flow from operations, that it is unlikely that its plan will sufficiently alleviate or mitigate, to a sufficient level, the relevant conditions or events noted above. To the extent that funds generated from any private placements, public offerings and/or bank financing, if available, are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. Accordingly, our management has concluded that these conditions raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to achieve its business plan objectives or be able to achieve or maintain cash-flow-positive operating results. If we are unable to generate adequate funds from operations or raise sufficient additional funds, we may not be able to repay our existing debt, continue to operate our business network, respond to competitive pressures or fund our operations. As a result, we may be required to significantly reduce, reorganize, discontinue, or shut down our operations.

Our business and operations could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our Common Stock or other reasons may in the future cause us to become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s attention and the attention and resources of our board of directors (our “Board”) from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism

A significant portion of our total assets are held in equity securities of early-stage companies, which securities are illiquid and subject to volatility, which factors could have a material adverse effect on our financial condition and results of operations.

Payment related to the consulting and advisory services provided by Netcapital Advisors is often made through equity stakes from such customers. As of July 31, 2024 and April 30, 2024, approximately $25.3 million of our holdings are issued by companies whose securities do not trade on public markets. The securities issued are typically in private companies with no established trading market for their securities, that often have limited operating histories, limited operating cash, and negative cash flows. Additionally, these securities are primarily restricted, and are subject to legal holding periods pursuant to Rule 144 or other applicable exemptions. The stock price of such issuers is often volatile, unpredictable, and with limited liquidity, and the value of such securities on the date of receipt compared to the date when we are able to legally sell the securities may decrease significantly. The value ascribed to our assets in our financial statements as of a particular date may be materially greater than or less than the value that would be realized if our assets were to be liquidated as of such date. Accordingly, the value of such holdings may change over time due to factors that we do not control, such as issuance of securities by such companies at lower prices or other market factors. One such example of a change in value occurred in the period ended January 31, 2024, we recognized an unrealized loss of approximately $2.7 million on the value of our equity securities due to the decline in value of a single issuer, which represented an impairment of more than 80% of the previous value of our holdings in such issuer, which resulted in a reduction of our retained earnings. Changes to the value of our holdings could have a material adverse effect on our financial condition and results of operations.

Our ability to have our securities traded on the Nasdaq Capital Market is subject to us meeting applicable listing criteria.

We are currently listed on the Nasdaq Stock Market, LLC (“Nasdaq”), a national securities exchange. The Nasdaq requires companies desiring to list their common stock to meet certain listing criteria including total number of shareholders: minimum stock price, total value of public float, and in some cases total shareholders’ equity and market capitalization. Our failure to meet such applicable listing criteria could prevent us from continuing to list our common stock on the Nasdaq. In the event we are unable to have our shares listed on Nasdaq, our common stock could potentially quote on the OTCQX or the OTCQB, each of which is generally considered less liquid and more volatile than the Nasdaq. Our failure to have our shares listed on the Nasdaq could make it more difficult for you to trade our shares, could prevent our common stock trading on a frequent and liquid basis and could result in the value of our common stock being less than it would be if we were able to list our shares on the Nasdaq.

As previously disclosed on a Current Report on Form 8-K filed by us, Nasdaq had previously notified us on September 1, 2023 that we were not in compliance with the Nasdaq’s Listing Rule 5550(a)(2) the “Bid Price Rule”) because it failed to maintain a minimum bid price of $1.00 per share for 30 consecutive business days. Further as of July 22, 2024, Nasdaq determined that that our securities had a closing bid price of $0.10 or less for ten consecutive trading days and as a result, Nasdaq delivered written notice to the Company on July 23, 2024 under which it advised us that Nasdaq has determined to delist our securities from The Nasdaq Capital Market. We requested a hearing to appeal Nasdaq’s delisting determination. On August 19, 2024, we received a notice from The Nasdaq Stock Market, LLC (“Nasdaq”), dated August 19, 2024, informing us that we had regained compliance with the “Bid Price Rule for continued listing on The Nasdaq Capital Market, as the bid price of our common stock closed at or above $1.00 per share for a minimum of 10 consecutive business days since August 2, 2024. As a result of our demonstrated compliance with Nasdaq’s continued listing requirements, such aforementioned hearing was cancelled

Although our common stock is currently listed on Nasdaq, we may not be able to continue to meet the exchange’s minimum listing requirements or those of any other national exchange. The Listing Rules of Nasdaq require listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, we should fail to maintain compliance with these listing standards and Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our shareholders:

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

Regulatory and legal uncertainties could harm our business.

The securities businesses are heavily regulated. Firms in financial service industries have been subject to an increasingly regulated environment over recent years, and penalties and fines sought by regulatory authorities have increased accordingly. Our funding portal and proposed broker-dealer subsidiaries are subject to extensive regulations. Regulatory bodies include, but are not limited to, the SEC, FINRA, and the Nasdaq Stock Market. Our mode of operation and profitability may be directly affected by additional legislation changes in rules promulgated by various government agencies and self-regulatory organizations that oversee our businesses, and changes in the interpretation or enforcement of existing laws and rules. Noncompliance with applicable laws or regulations could result in sanctions being levied against us, including fines and censures, suspension or expulsion from a certain jurisdiction or market or the revocation or limitation of licenses. Noncompliance with applicable laws or regulations could adversely affect our reputation, prospects, revenues and earnings. In addition, changes in current laws or regulations or in governmental policies could adversely affect our business, financial condition and results of operations.

Stock exchanges, other self-regulatory organizations and state securities commissions can censure, fine, issue cease-and-desist orders, suspend or expel a funding portal, broker-dealer or any of its officers or employees. Our ability to comply with all applicable laws and rules is largely dependent on our internal systems to ensure compliance, as well as our ability to attract and retain qualified compliance personnel. We could be subject to disciplinary or other actions in the future due to claimed noncompliance, which could have a material adverse effect on our business, financial condition and results of operations. To continue to operate, we may have to comply with the regulatory controls of each jurisdiction in which we conduct, or intend to conduct business, the requirements of which may not be clearly defined.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Legal Proceedings

From time to time, we may become involved in litigation or regulatory proceedings in the ordinary course of our business, including litigation or regulatory proceedings that could be material to our business.

In addition, the securities industry is highly regulated and many aspects of our business involve substantial risk of liability. In past years, there has been an increasing incidence of litigation involving the securities industry, including class action suits that generally seek substantial damages, including in some cases punitive damages. Compliance problems that are reported to federal, state and provincial regulators, exchanges or other self-regulatory organizations by dissatisfied customers are investigated by such regulatory bodies, and, if pursued by such regulatory body or such customers, may rise to the level of arbitration or disciplinary action. We are also subject to periodic regulatory audits and inspections for various federal, self-regulatory and state regulators. Any such audits and inspections could require significant amounts of management time, result in the diversion of significant operational resources, require us to change our business practices or products, result in sanctions being levied against us, including fines and censures, suspension or expulsion from a certain jurisdiction or market or the revocation or limitation of licenses, result in negative publicity, or otherwise harm our business and financial results.

Pending Regulatory Inquiries

Our businesses are heavily regulated by state and federal regulatory agencies as well as the Nasdaq Stock Market and FINRA. In the current era of heightened regulatory scrutiny of financial institutions, we have incurred increased compliance costs, along with the industry as a whole. Increased regulation also creates increased barriers to entry.

We receive many regulatory inquiries each year in addition to being subject to frequent regulatory examinations. The great majority of these inquiries do not lead to fines or any further action against us. We are generally the subject of regulatory inquiries regarding subjects including, but not limited to: anti-money laundering, compliance, registration, record-keeping, and other topics of recent regulatory interest. We have procedures for evaluating whether potential regulatory fines are probable, estimable and material and for updating its contingency reserves and disclosures accordingly. In the current climate, we expect that we may, from time to time, be subject to regulatory fines on various topics on an ongoing basis, as other regulated financial services businesses do. The amount of any fines, and when and if they will be incurred, typically is impossible to predict given the nature of the regulatory process.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended July 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS.

Exhibit No.

1.1	At The Market Offering Agreement between Netcapital Inc. and H.C. Wainwright & Co., LLC dated August 23,2024, incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K dated August 23, 2024

3.1	Articles of Amendment to Articles of Incorporation dated July 29, 2024, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated July 29, 2024

4.1	Form of New Series A-3 Warrant, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 24, 2024

4.2	Form of New Series A-4 Warrant, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated May 24, 2024

4.3	Form of New Placement Agent Warrant, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated May 24, 2024

10.1	Form of Inducement Letter, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 24, 2024

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2024 is formatted in Inline XBRL

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: September 16, 2024	NETCAPITAL INC.

	By:	/s/ Martin Kay
Martin Kay
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Coreen Kraysler
Coreen Kraysler
Chief Financial Officer (Principal Financial and Accounting Officer)

-35-