Form 10-Q
period 2024-10-31
Netcapital Inc.
filed 2024-12-16
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2024

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

As of December 16, 2024 the registrant had 1,841,335 shares of its common stock, par value $0.001 per share, issued and outstanding.

TABLE OF CONTENTS

Page
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.	5
Condensed Consolidated Balance Sheets as of October 31, 2024 (unaudited) and April 30, 2024	5
Condensed Consolidated Statements of Operations for the three and six months ended October 31, 2024 and 2023 (unaudited)	6
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended October 31, 2024 (unaudited) and the year ended April 30, 2024	7
Condensed Consolidated Statements of Cash Flows for the six months ended October 31, 2024 and 2023 (unaudited)	8
Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	23

Item 3. Quantitative and Qualitative disclosures about Market Risk.	29

Item 4. Controls and Procedures.	29

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.	30

Item1A. Risk Factors.	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	31

Item 3. Defaults Upon Senior Securities.	31

Item 4. Mine Safety Disclosures.	32

Item 5. Other Information.	32

Item 6. Exhibits.	33

Signatures.	34

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NETCAPITAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2024 (Unaudited)	April 30, 2024 (Audited)
Assets:
Cash and cash equivalents	$1,346,739	$863,182
Accounts receivable net	17,151	134,849
Interest receivable	2,000	1,200
Note receivable	20,000	20,000
Prepaid expenses	30,120	23,304
Total current assets	1,416,010	1,042,535

Deposits	6,300	6,300
Notes receivable - related parties	202,000	202,000
Purchased technology, net	14,715,267	14,733,005
Investment in affiliate	240,080	240,080
Equity securities	25,358,261	25,333,386
Total assets	$41,937,918	$41,557,306

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,815,823	$793,325
Accrued expenses	199,189	310,300
Deferred revenue	409	466
Interest payable	96,050	92,483
Current portion of SBA loans	1,885,800	1,885,800
Loan payable - bank	34,324	34,324
Total current liabilities	4,031,595	3,116,698

Long-term liabilities:
Long-term SBA loans, less current portion	500,000	500,000
Total liabilities	4,531,595	3,616,698

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, $.001 par value; 900,000,000 shares authorized,1,841,335 and 326,867 shares issued and outstanding	1,842	327
Shares to be issued	122,124	122,124
Capital in excess of par value	41,550,465	37,338,594
Retained earnings (deficit)	(4,268,108)	479,563
Total stockholders’ equity	37,406,323	37,940,608
Total liabilities and stockholders’ equity	$41,937,918	$41,557,306

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	October 31, 2024	October 31, 2023	October 31, 2024	October 31, 2023

Revenues	$170,528	$2,041,658	$312,755	$3,561,467
Costs of services	19,781	20,134	30,001	38,187
Gross profit	150,747	2,021,524	282,754	3,523,280

Costs and expenses:
Consulting expense	79,645	204,734	177,026	368,676
Marketing	12,208	46,731	19,106	288,619
Rent	19,442	18,379	38,558	37,989
Payroll and payroll related expenses	749,701	1,050,835	1,886,294	2,087,877
General and administrative costs	1,492,182	648,625	2,872,438	1,436,919
Total costs and expenses	2,353,178	1,969,304	4,993,422	4,220,080
Operating income (loss)	(2,202,431)	52,220	(4,710,668)	(696,800)

Other income (expense):
Interest expense	(9,601)	(10,562)	(20,065)	(23,866)
Interest income	400	-	800	-
Amortization of intangible assets	(8,869)	(28,331)	(17,738)	(56,662)
Total other income (expense)	(18,070)	(38,893)	(37,003)	(80,528)
Net income (loss) before taxes	(2,220,501)	13,327	(4,747,671)	(777,328)
Income tax expense (benefit)	-	(326,289)	-	(625,289)
Net income (loss)	$(2,220,501)	$339,616	$(4,747,671)	$(152,039)

Basic earnings (loss) per share	$(2.34)	$2.52	$(6.58)	$(1.26)
Diluted earnings (loss) per share	$(2.34)	$2.52	$(6.58)	$(1.26)

Weighted average number of common shares outstanding:
Basic	947,459	134,793	721,389	120,762
Diluted	947,459	134,796	721,389	120,762

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended October 31, 2024 (Unaudited) and the Year Ended April 30, 2024

	Common Stock		Shares to	Capital in Excess of	Retained Earnings	Total
	Shares	Amount	Be Issued	Par Value	(Deficit)	Equity
Balance April 30, 2023	92,008	$93	$183,187	$30,507,292	$5,465,880	$36,156,452

Vesting of stock options	-	-	-	557,484	-	557,484
Stock-based compensation	1,429	1	-	143,999	-	144,000
Sale of common stock	108,929	109	-	5,535,530	-	5,535,639
Purchase of equity interest	535	-	-	366,377	-	366,377
Stock-based settlement	10,448	10	-	159,023	-	159,033
Reduction in shares to be issued	89	1	(61,063)	61,062	-	-
Warrant exercise	113,429	113	-	7,827	-	7,940
Net loss year ended April 30, 2024	-	-	-	-	(4,986,317)	(4,986,317)
Balance April 30, 2024	326,867	327	122,124	37,338,594	479,563	37,940,608

Vesting of stock options	-	-	-	139,371	-	139,371
Round up of fractional shares			140	(140)	-	-
Warrant exercise	252,286	252	-	1,955,392	-	1,955,644
Net loss July 31, 2024 quarter	-	-	-		(2,527,170)	(2,527,170)
Balance July 31, 2024	579,153	579	122,264	39,433,217	(2,047,607)	37,508,453

Vesting of stock options	-	-	-	139,371	-	139,371
Reduction in shares to be issued	139,489	140	(140)	-	-	-
Sale of common stock	1,122,693	1,123	-	1,977,877	-	1,979,000
Net loss October 31, 2024 quarter	-	-	-	-	(2,220,501)	(2,220,501)
Balance October 31, 2024	1,841,335	$1,842	$122,124	$41,550,465	$(4,268,108)	$37,406,323

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	October 31, 2024	October 31, 2023
OPERATING ACTIVITIES
Net income (loss)	$(4,747,671)	$(152,039)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	278,742	763,873
Receipt of equity in lieu of cash	(24,875)	(1,170,000)
Provision for bad debts	-	6,000
Changes in deferred taxes	-	57,000
Amortization of intangible assets	17,738	56,662
Changes in non-cash working capital balances:
Accounts receivable	117,698	(1,517,167)
Other receivables	(800)	(158,873)
Prepaid expenses	(6,816)	(12,329)
Accounts payable and accrued expenses	911,387	365,115
Income taxes payable	-	(174,000)
Deferred revenue	(57)	(153)
Accrued interest payable	3,567	(9,903)
Net cash used in operating activities	(3,451,087)	(1,945,814)

INVESTING ACTIVITIES
Note receivable	-	(20,000)
Net cash provided by (used in) investing activities	-	(20,000)

FINANCING ACTIVITIES
Payment to secured lender	-	(350,000)
Proceeds from exercise of warrants	1,955,644	-
Proceeds from sale of common stock	1,979,000	2,275,200
Net cash provided by financing activities	3,934,644	1,925,200

Net increase (decrease) in cash	483,557	(40,614)
Cash and cash equivalents, beginning of the period	863,182	569,441
Cash and cash equivalents, end of the period	$1,346,739	$528,827

Supplemental disclosure of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$16,498	$33,767

Supplemental Non-Cash Financing Information:
Common stock issued to purchase 10% interest in Caesar Media Group Inc.	$-	183,188

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1– Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Netcapital Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended October 31, 2024, are not necessarily indicative of the results that may be expected for the fiscal year ended April 30, 2025. For further information, refer to the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 30, 2024.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after the elimination of significant intercompany balances and transactions. The wholly owned subsidiaries are Netcapital Funding Portal Inc., an equity-based funding portal registered with the SEC, Netcapital Advisors Inc., which provides marketing and strategic advice to select companies, MSG Development Corp, a business valuation company, which was acquired in November 2021, and Netcapital Securities Inc., which was organized in 2024 and was approved by FINRA to operate as a broker dealer.

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

Note 2 – Concentrations

For the three and six months ended October 31, 2024, the Company had one customer that constituted 44% and 24% of revenues, respectively. For the three and six months ended October 31, 2023, the Company had one customer that constituted 27% and 31% of revenues, and a second customer that constituted 27% and 31% of revenues, and a third customer that constituted 20% and 11% of revenues, respectively.

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

Remaining Performance Obligations

The Company’s subscription terms are typically less than one year. All of the Company’s revenues in the three and six months ended October 31, 2024, which amounted to $170,528 and $312,755, respectively, are considered contract revenues. Contract revenue as of October 31, 2024 and April 30, 2024, which has not yet been recognized, amounted to $409 and $466, respectively, and is recorded on the balance sheet as deferred revenue. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Disaggregation of Revenue

Revenue is from U.S.-based companies with no notable geographical concentrations in any area. A distinction exists in revenue source; revenues are either generated online or from consulting services.

Revenues disaggregated by revenue source consist of the following:

	Three Months Ended Oct. 31, 2024	Three Months Ended Oct. 31, 2023	Six Months Ended Oct. 31, 2024	Six Months Ended Oct. 31, 2023
Consulting services	$-	$1,578,667	$-	$2,722,367
Fees from online services	170,528	462,991	312,755	839,100
Total revenues	$170,528	$2,041,658	$312,755	$3,561,467

Note 4 – Earnings Per Common Share

Net income per common and diluted share were calculated as follows for the three- and six-month periods ended October 31, 2024 and 2023:

	Three Months Ended October 31, 2024	Three Months Ended October 31, 2023	Six Months Ended October 31, 2024	Six Months Ended October 31, 2023
Net income (loss) attributable to common stockholders – basic	$(2,220,501)	$339,616	$(4,747,671)	$(152,039)
Adjustments to net income	—	—	—	—
Net income (loss) attributable to common stockholders – diluted	$(2,220,501)	$339,616	$(4,747,671)	$(152,039)

Weighted average common shares outstanding - basic	947,459	134,793	721,389	120,762
Effect of dilutive securities	-	3	—	—
Weighted average common shares outstanding – diluted	947,459	134,796	721,389	120,762

Earnings (loss) per common share - basic	$(2.34)	$2.52	$(6.58)	$(1.26)
Earnings (loss) per common share - diluted	$(2.34)	$2.52	$(6.58)	$(1.26)

3 shares of common stock that are issuable pursuant to a stock subscription agreement are included in the calculation of diluted earnings per share for the three months ended October 31, 2024. The 3 shares are not included in the calculation of diluted earnings per share for the three and six months ended October 31, 2024 or the six months ended October 31, 2023, because their effect is anti-dilutive.

Outstanding vested warrants to purchase 885,727 shares of common stock are not included in the calculation of earnings per share for the three- and six month periods ended October 31, 2024 because their effect is anti-dilutive. Outstanding vested warrants to purchase 16,024 shares of common stock are not included in the calculation of earnings per share for the three- and six-month periods ended October 31, 2023 because their effect is anti-dilutive.

Outstanding vested options to purchase 12,787 shares of common stock are not included in the calculation of earnings per share for the three- and six-month periods ended October 31, 2024 because their effect is anti-dilutive. Outstanding vested options to purchase 6,000 shares of common stock are not included in the calculation of earnings per share for the three- and six-month periods ended October 31, 2023 because their effect is anti-dilutive.

Note 5 – Principal Financing Arrangements

The following table summarizes components debt as of October 31, 2024 and April 30, 2024:

	October 31, 2024	April 30, 2024	Interest Rate

U.S. SBA loan	500,000	500,000	3.75%
U.S. SBA loan	1,885,800	1,885,800	1.0%
Loan payable – bank	34,324	34,324	10.9%
Total Debt	2,420,124	2,420,124
Less: current portion of long-term debt	1,920,124	1,920,124
Total long-term debt	$500,000	$500,000

The Company owes $34,324 as of October 31, 2024 and April 30, 2024 to Chase Bank. For the loan from Chase Bank, the Company pays interest only on a monthly basis, which is calculated at a rate of 10.9% per annum as of October 31, 2024.

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

Note 6 – Income Taxes

For the three and six months ended October 31, 2024, the Company recorded no income tax expense due to the net loss recorded in both periods. For the three and six months ended October 31, 2023, the Company recorded an income tax benefit of $326,289 and $625,289, respectively. Included in the income tax benefit for the three and six months ended October 31, 2023 is an employee retention credit (“ERC”) of $508,292, as provided under the Coronavirus Aid, Relief and Economic Security Act. The ERC is a tax incentive available to the Company for retaining employees during the economic challenges posed by the COVID-19 pandemic.

Note 7 – Related Party Transactions

Netcapital Systems LLC, a Delaware limited liability company (“Systems DE”), of which Jason Frishman, Founder, owns a 29% interest, owns 24,447 shares of common stock, or 1.3% of the Company’s 1,841,335 outstanding shares as of October 31, 2024. The company paid Systems DE $95,000 the three- and six-month periods ended October 31, 2024, and $5,000 in the three- and six-month periods ended October 31, 2023, for use of the software that runs the website www.netcapital.com. As of October 31, 2024 and April 30, 2024, the Company has accounts payable to Systems DE $115,000 and $0, respectively.

Cecilia Lenk, the Chief Executive Officer of Netcapital Advisors Inc., (“Advisors”), our wholly owned subsidiary, is a member of the board of directors of KingsCrowd Inc. As of October 31, 2024 and April 30, 2024, the Company owned 3,209,685 shares of KingsCrowd Inc., valued at $513,550.

Cecilia Lenk, the Chief Executive Officer of Advisors is a member of the board of directors of Deuce Drone LLC. As of October 31, 2024 and April 30, 2024, the Company owns 2,350,000 membership interest units of Deuce Drone LLC., valued at $2,350,000. The Company has notes receivable aggregating $152,000 from Deuce Drone LLC as of October 31, 2024 and April 30, 2024.

Compensation to officers in the three- and six-month periods ended October 31, 2024 consisted of stock-based compensation valued at $139,371 and $278,742, respectively, and cash salary of $184,623 and $525,017, respectively.

Compensation to officers in the three- and six-month periods ended October 31, 2023 consisted of stock-based compensation valued at $93,526 and $187,058, respectively, and cash salary of $288,700 and $533,017 respectively.

Compensation to a related party consultant, John Fanning Jr., son of our CFO, in the three- and six-month periods ended October 31, 2024 consisted of cash wages of $9,239 and $22,017, respectively, and for the three- and six-month periods ended October 31, 2023 consisted of cash wages of $13,854 and $30,017, respectively This consultant is also the controlling shareholder of Zelgor Inc., and $16,500 and $33,000 of the Company’s revenues in the three- and six-month periods ended October 31, 2023, respectively, were from Zelgor Inc. As of October 31, 2024 and April 30, 2024, the Company has a noted receivable of $50,000 and the Company owned 1,400,000 shares of Zelgor, which are valued at $1,400,000.

As of October 31, 2024 and April 30, 2024, the Company has invested $240,080 in an affiliate, 6A Aviation Alaska Consortium, Inc., in conjunction with a land lease in an airport in Alaska. The Chief Executive Officer of Advisors is also the Chief Executive Officer of 6A Aviation Alaska Consortium, Inc.

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

Note 8 – Stockholders’ Equity

The Company is authorized to issue 900,000,000 shares of its common stock, par value $0.001. 1,841,335 and 326,867 shares were outstanding as of October 31, 2024 and April 30, 2024, respectively.

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

In July 2023, the Company issued 713 shares of its common stock in consideration of a release from an unrelated third party in conjunction with the settlement of an outstanding debt between such third party and Systems DE.

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

As compensation to H.C. Wainwright & Co., LLC as the exclusive placement agent in connection with the offering of the Securities (the “Placement Agent”, or “Wainwright”), the Company paid the Placement Agent a cash fee of 7.5% of the aggregate gross proceeds raised in the offering, plus a management fee equal to 1.0% of the gross proceeds raised in the offering and reimbursement of certain expenses and legal fees. The Company also issued warrants to designees of the Placement Agent (the “Placement Agent Warrants”) to purchase up to 21,283 shares of common stock. The Placement Agent Warrants have substantially the same terms as the Common Warrants, except that the Placement Agent Warrants have an exercise price equal to $17.62 per share and expire on December 27, 2028.

On January 19, 2024, the Company issued 19,858 shares of common stock upon the exercise of Prefunded Warrants and receipt of the exercise price of $1,390. On January 31, 2024, the Company issued 22,600 shares of common stock upon the exercise of 22,600 Prefunded Warrants and receipt of the exercise price of $1,582.

On May 24, 2024, the Company entered into inducement offer letter agreements with certain investors that held certain outstanding Series A-2 warrants to purchase up to an aggregate of 204,572 shares of our common stock with an exercise price of $17.50 per share, originally issued in December 2023 at a reduced exercise price of $10.85 per share (which reduced exercise price was granted to all holders on Series A-2 warrants by the board on May 24, 2024) in partial consideration for the Company’s agreement to issue in a private placement (i) new Series A-3 common stock purchase warrants to purchase up to 253,947 shares of our common stock at an exercise price of $8.74 per share and (ii) new Series A-4 common stock purchase warrants to purchase up to 253,947 shares of our common stock at an exercise price of $8.74 per share for aggregate gross proceeds of approximately $2.2 million from the exercise of the existing warrants, before deducting placement agent fees and other expenses payable by the Company. The Series A-3 Warrants and Series A-4 Warrants are exercisable beginning on the effective dates of stockholder approval of the issuance with such warrants expiring on (i) the five year anniversary of the initial exercise date for the Series A-3 Warrants and (ii) the eighteen month anniversary of the initial exercise date for the Series A-4 Warrants. This transaction closed on May 29, 2024. Wainwright was the exclusive agent for the transaction for which we paid them a cash fee equal to 7.5% from the exercise of the Series A-2 warrant at the reduced exercise price and a management fee equal to 1.0% of such aggregate gross proceeds. We also issued warrants to designees of Wainwright to purchase up to 19,048 shares of our common stock at an exercise price of $10.93 per share.

On August 23, 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with Wainwright to sell shares of our common stock, par value $0.001 per share, (the “Shares”) having an aggregate sales price of up to $2,100,000, from time to time, through an “at the market offering” program under which Wainwright acted as sales agent. The sales of the Shares made under the ATM Agreement were made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We paid Wainwright a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of Shares. From August 23, 2024 through October 29, 2024, the Company sold 1,122,693 shares of its common stock pursuant to the ATM Agreement for gross proceeds of 2,099,667. No additional Shares will be sold under this ATM Agreement. Net proceeds amounted to approximately $2,029,000.

Note 9 – Fair Value

The Fair Value Measurements Topic of the FASB Accounting Standards Codification establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

●	Level 1: inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the company has the ability to access at the measurement date.

●	Level 2: inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

●	Level 3: inputs are unobservable inputs for the asset or liability.

Financial assets measured at fair value on a recurring basis are summarized below as of October 31, 2024 and April 30, 2024:

	Level 1	Level 2	Level 3	Total
October 31, 2024
Equity securities at fair value	$—	$25,358,261	$—	$25,358,261

April 30, 2024
Equity securities at fair value	$—	$25,333,386	$—	$25,333,386

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

For the three and six months ended October 31, 2024, stock-based compensation expense amounted to $139,371 and $278,742, respectively. For the three and six months ended October 31, 2023, stock-based compensation expense amounted to $280,522 and $763,873, respectively.

The table below presents the components of compensation expense for the issuance of shares of common stock and stock options to employees and consultants for the three- and six-month periods ended October 31, 2024 and 2023.

Stock-based compensation expense	Three Months Ended Oct. 31, 2024	Three Months Ended Oct. 31, 2023	Six Months Ended Oct. 31, 2024	Six Months Ended Oct. 31, 2023
Chief Executive Officer	$62,493	$62,492	$124,986	$124,986
Chief Financial Officer	14,914	14,913	29,828	29,828
Chief Executive Officer, Advisors	1,575	1,208	3,151	2,416
Founder	14,914	14,913	29,828	29,828
Marketing consultant	—	—	—	144,000
Marketing consultant	—	—	—	58,829
Employee and consultant options	45,475	45,845	90,949	91,684
Business consultant	—	141,151	—	282,302
Total stock-based compensation expense	$139,371	$280,522	$278,742	$763,873

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

The following table sets forth the major categories of the intangible assts as of October 31, 2024 and April 30, 2024

	October 31, 2024	April 30, 2024

Acquired users	$14,271,836	$14,271,836
Acquired brand	532,118	532,118
Total intangible assets	14,803,954	14,803,954
Less: accumulated amortization	88,687	70,949
Net intangible assets	$14,715,267	$14,733,005

As of October 31, 2024, the weighted average remaining useful life for technology, trade names, professional practice, literary works and domains is 12.50 years. Accumulated amortization amounted to $88,687 and $70,949 as of October 31, 2024 and April 30, 2024, resulting in net intangible assets of $14,715,267 and $14,733,005, respectively.

Note 13 – Investments

In the six-month period ended October 31, 2024, the Company received equity securities from 10 issuers that closed on the sale of securities on the Netcapital Funding Portal. In addition to cash fees, various issuers pay the Company a fee of 1% of the equity securities sold on the funding portal. As of October 31, 2024, the Company owns securities in 40 issuers at a value of $122,575, as compared to 30 issuers with an aggregate value of $97,700 as of April 30, 2024.

In March 2024, the Company received 2,440,000 units of StockText LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.50 per unit based on a sales price of $0.50 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,220,000. As of October 31, 2024 and April 30, 2024, the Company owned 2,440,000 units which are valued at $1,220,000.

In March 2024, the Company received 2,816,154 units of Fantize LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.39 per unit based on a sales price of $0.39 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,110,000. As of October 31, 2024 and April 30, 2024, the Company owned 2,816,154 units which are valued at $1,110,000.

In February 2024, the Company received 2,816,154 units of AceHedge LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.39 per unit based on a sales price of $0.39 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,110,000. As of October 31, 2024 and April 30, 2024, the Company owned 2,816,154 units which are valued at $1,110,000.

In May 2023, the Company received 2,853,659 units of RealWorld LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.41 per unit based on a sales price of $0.41 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,170,000. As of October 31, 2024 and Aril 30, 2024, the Company owned 2,853,659 units which are valued at $1,170,000.

In April 2023, the Company received 2,853,659 units of HeadFarm LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.41 per unit based on a sales price of $0.41 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,170,000. As of October 31, 2024 and April 30, 2024, the Company owned 2,853,659 units which are valued at $1,170,000.

In April 2023, the Company received 2,853,659 units of CupCrew LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.41 per unit based on a sales price of $0.41 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,170,000. As of October 31, 2024 and April 30, 2024, the Company owned 2,853,659 units which are valued at $1,170,000.

In April 2023, the Company received 2,853,659 units of CountSharp LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.41 per unit based on a sales price of $0.41 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,170,000. As of October 31, 2024 and April 30, 2024, the Company owned 2,853,659 units which are valued at $1,170,000.

In January 2023, the Company received 2,100,000 units of Dark LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $1.00 per unit based on a sales price of $1.00 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $2,100,000. As of October 31, 2024 and April 30, 2024, the Company owned 2,100,000 units which are valued at $2,100,000.

In August 2022, the Company received 1,911,765 units of NetWire LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.68 per unit based on a sales price of $0.68 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,300,000. As of October 31, 2024 and April 30, 2024, the Company owned 1,911,765 units which are valued at $1,300,000.

In May 2022, the Company received 1,764,706 units of Reper LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.68 per unit based on a sales price of $0.68 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,200,000. As of October 31, 2024 and April 30, 2024, the Company owned 1,764,706 units which are valued at $1,200,000.

In April 2022, the Company received 3,000,000 units of Cust Corp. as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.40 per unit based on a sales price of $0.40 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,200,000. As of October 31, 2024 and April 30, 2024, the Company owned 3,000,000 units which are valued at $1,200,000.

In January 2022, the Company received 1,700,000 units of ScanHash LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.25 per unit based on a sales price of $0.25 per unit on an online funding portal. The receipt of the units satisfied $425,000 of an accounts receivable balance. As of October 31, 2024 and April 30, 2024, the Company owned 1,700,000 units which are valued at $425,000.

In January 2022, the Company received 2,850,000 units of Hiveskill LLC as payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.25 per unit based on a sales price of $0.25 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $712,500. As of October 31, 2024 and April 30, 2024, the Company owned 2,850,000 units which are valued at $712,500.

In fiscal 2022, the Company purchased a 10% interest, or 400 shares of common stock, in Caesar Media Group Inc. (“Caesar”) for an initial purchase price of 50,000 shares of the Company’s common stock, valued at $500,000. Caesar is a marketing and technology solutions provider. The purchase agreement included additional contractual requirements for the Company and Caesar, including the issuance of an additional 150,000 shares of common stock of the Company over a two-year period, which have been issued as of October 31, 2023. As of October 31, 2024 and April 30, 2024, there have been no observable price changes in the value of the Caesar’s common stock and the Company has valued its ownership in Caesar at cost, which is $1,999,127 as of October 31, 2024.

In May 2020, the Company entered a consulting contract with Watch Party LLC (“WP”), which allowed the Company to receive 110,000 membership interest units of WP in return for consulting services. The Company earned 97,500 membership interest units in the quarter ended July 31, 2020. The WP units are valued at $2.14 per unit based on a sales price of $2.14 per unit on an online funding portal. As of October 31, 2024 and April 30, 2024, the Company owned 110,000 WP units, which are valued at $440,000.

In May 2020, the Company entered a consulting contract with ChipBrain LLC (“Chip”), which allowed the Company to receive 710,200 membership interest units of Chip in return for consulting services. The Chip units were initially valued at $0.93 per unit based on a sales price of $0.93 per unit on an online funding portal. Subsequently, Chip sold identical units for $2.40 per unit, and as of October 31, 2024 and April 30, 2024, the 710,200 units owned by the Company are valued at $3,366,348.

In May 2020, the Company entered a consulting contract with a related party, Zelgor Inc. (“Zelgor”), which allowed the Company to receive 1,400,000 shares of common stock of Zelgor in return for consulting services. The Zelgor shares are valued at $1.00 per share based on a sales price of $1.00 per share on an online funding portal. As of October 31, 2024 and April 30, 2024, the Company owned 1,400,000 shares which are valued at $1,400,000.

On January 2, 2020, the Company entered a consulting contract with Deuce Drone LLC (“Drone”), which allowed the Company to receive 2,350,000 membership interest units of Drone in return for consulting services. The Drone units were originally valued at $0.35 per unit based on a sales price of $0.35 per unit when the units were earned, or $822,500. Drone subsequently sold identical Drone units for $1.00 per unit on an online funding portal and as of October 31, 2024 and April 30, 2024, the units owned by the Company are valued at $2,350,000.

In August 2019, the Company entered into a consulting contract with KingsCrowd LLC (“KingsCrowd”), which allowed the Company to receive 300,000 membership interest units of KingsCrowd in return for consulting services. The KingsCrowd units were valued at $1.80 per unit based on a sales price of $1.80 per unit when the units were earned, or $540,000. In December 2020, KingsCrowd converted from a limited liability company to a corporation to facilitate raising capital under Regulation A. KingsCrowd filed a Form 1-A Offering Statement under the Securities Act of 1933 and is selling shares at $1.00 per share. In connection with the conversion to a corporation, each membership interest unit converted into 12.71915 shares of common stock. The Company sold 606,060 shares of KingsCrowd in June 2022 for proceeds of $200,000 and recorded a realized loss on the sale of the investment of $406,060. KingsCrowd filed a post qualification offering circular amendment on July 21, 2022 and continued to sell shares of stock to the public for $1.00 per share. On March 1, 2024, KingsCrowd filed a Form 1-SA that disclosed it had sold shares of common stock at a price of $0.16 per share and on March 5, 2024, KingsCrowd filed a Form C offering shares of its common stock for sale at a price of $0.16 per share. The Company noted this observable price change and consequently record an unrealized loss on equity securities of $2,696,135 for the year ended April 30, 2024. As of October 31, 2024 and April 30, 2024, the Company owned 3,209,685 shares of KingsCrowd valued at $513,550.

During fiscal 2019, the Company entered a consulting contract with Systems DE, which allowed the Company to receive up to 1,000 membership interest units of Systems DE in return for consulting services. The Company earned all 1,000 Systems DE units but sold a portion of the units in fiscal 2020 at a sales price of $91.15 per unit. As of October 31, 2024 and April 30, 2024, the Company owned 528 Systems DE units, at a value of $48,128.

In July 2020 the Company entered a consulting agreement with Vymedic, Inc. for a $40,000 fee over a 5-month period. Half the fee was payable in stock and half was payable in cash. As of October 31, 2024 and April 30, 2024, the Company owned 4,000 units, at a value of $11,032.

In August 2020 the Company entered a consulting agreement with C-Reveal Therapeutics LLC (“CRT”). for a $120,000 fee over a 12-month period. $50,000 of the fee was payable in CRT units. As of October 31, 2024 and April 30, 2024, the Company owned 5,000 units, at a value of $50,000.

The following table summarizes the components of investments as of October 31, 2024 and April 30, 2024:

	October 31, 2024	April 30, 2024

Systems DE	$48,128	$48,128
MustWatch LLC	440,000	440,000
Zelgor Inc.	1,400,000	1,400,000
ChipBrain LLC	3,366,348	3,366,348
Vymedic Inc.	11,032	11,032
C-Reveal Therapeutics LLC	50,000	50,000
Deuce Drone LLC	2,350,000	2,350,000
Hiveskill LLC	712,500	712,500
ScanHash LLC	425,000	425,000
Caesar Media Group Inc.	1,999,128	1,999,128
Cust Corp.	1,200,000	1,200,000
Kingscrowd Inc.	513,550	513,550
Reper LLC	1,200,000	1,200,000
Dark LLC	2,100,000	2,100,000
Netwire LLC	1,300,000	1,300,000
CountSharp LLC	1,170,000	1,170,000
CupCrew LLC	1,170,000	1,170,000
HeadFarm LLC	1,170,000	1,170,000
RealWorld LLC	1,170,000	1,170,000
Acehedge LLC	1,110,000	1,110,000
Fantize LLC	1,110,000	1,110,000
StockText LLC	1,220,000	1,220,000
Multiple Issuers as a group	122,575	97,700
Total	$25,358,261	$25,333,386

The above investments in equity securities are within the scope of ASC 321. The Company monitors the investments for any changes in observable prices from orderly transactions. All investments are initially measured at cost and evaluated for changes in estimated fair value.

Note 14 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, at October 31, 2024, the Company had negative working capital of $2,615,585 and for the six months ended October 31, 2024, the Company had an operating loss of $4,710,668 and net cash used in operating activities amounted to $3,451,087.

There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. The Company has turned its focus to its funding portal business, which generates cash revenues and has seen a growth in revenues on a quarter-to-quarter basis in fiscal 2025. The Company plans to continue operating with lower fixed overhead amounts and seeks to raise money from private placements, public offerings and/or bank financing. The Company’s management has determined, based on its recent history and the negative cash flow from operations, that it is unlikely that its plan will sufficiently alleviate or mitigate, to a sufficient level, the relevant conditions or events noted above. To the extent that funds generated from any private placements, public offerings and/or bank financing, if available, are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the Company’s management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements. There can be no assurance that the Company will be able to achieve its business plan objectives or be able to achieve or maintain cash-flow-positive operating results. If the Company is unable to generate adequate funds from operations or raise sufficient additional funds, the Company may not be able to repay its existing debt, continue to operate its business network, respond to competitive pressures or fund its operations. As a result, the Company may be required to significantly reduce, reorganize, discontinue or shut down its operations. The financial statements do not include any adjustments that might result from this uncertainty.

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

We provide private company investment access to accredited and non-accredited investors through our online portal (www.netcapital.com), which is operated by our wholly owned subsidiary Netcapital Funding Portal, Inc. The Netcapital funding portal charges a $5,000 engagement fee and a 4.9% portal fee for capital raised at closing, and beginning in fiscal year 2024, a 1% success fee paid for with equity of the funding portal customer. In addition, the portal generates fees for other ancillary services, such as rolling closes. Netcapital Advisors generates fees and equity stakes from consulting in select portfolio (“Portfolio Companies”) and non-portfolio clients. With respect to its services for Reg A offerings, Netcapital Advisors charges a monthly flat fee for each month the offering is listed on the netcapital.com website as well as a nominal administrative flat fee for each investor that is processed to cover out-of-pocket costs.

We generated revenues of $312,755, with costs of service of $30,001, in the six months ended October 31, 2024 for a gross profit of $282,754 in the six months ended October 31, 2024 as compared to revenues of $3,561,467, with costs of service of $38,187, in the six months ended October 31, 2023, for a gross profit of $3,523,280 (consisting of $2,626,667 in equity securities from Portfolio Companies for payment of services).

The total number of offerings on the Netcapital funding portal in fiscal 2024 and 2023 that closed was 63 and 81, respectively, of which 13 and 17 offerings hosted on the Netcapital funding platform in fiscal 2024 and 2023, respectively terminated their listings without raising the required minimum amount of capital. For the three- and six-months periods ended October 31, 2024, 13 and 26 issuers have launched an offering on the portal, respectively, as compared to 16 and 37 issuers that launched an offering in the three- and six-month periods ended October 31, 2023, respectively. As of the date of this report, we have minority equity positions in 19 Portfolio Companies that have utilized the funding portal to facilitate their offerings, which equity was received as payment for services.

Netcapital funding portal is an SEC-registered funding portal that enables private companies to raise capital online, while investors are able to invest from almost anywhere in the world, at any time, with just a few clicks. Securities offerings on the portal are accessible through individual offering pages, where companies include product or service details, market size, competitive advantages, and financial documents. Companies can accept investment from virtually anyone, including friends, family, customers, employees, etc.

In addition to access to the funding portal, Netcapital provides the following services:

●	a fully automated onboarding process;
●	automated filing of required regulatory documents;
●	compliance review;
●	a custom-built offering page on our portal website;
●	third party transfer agent and custodial services;
●	email marketing to our proprietary list of investors;
●	rolling closes, which provide potential access to liquidity before the final close date of an offering;
●	assistance with annual filings; and
●	direct access to our team for ongoing support.

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

Broker-Dealer Business

Our recently formed wholly owned subsidiary, Netcapital Securities Inc. has received approval from the Financial Industry Regulatory Authority (“FINRA”) to become a FINRA-member broker dealer. We believe that by having a registered broker-dealer, it may create opportunities to expand the Company’s revenue base by hosting and generating additional fees from Reg A and Reg D offerings on the Netcapital platform, earning additional fees in connection with offerings that may result from the introduction of clients to other FINRA broker-dealers and expanding our distribution capabilities by leveraging strategic partnerships with other broker-dealers to distribute offerings of issuers that utilize the Netcapital platform to a wider range of investors in order to maximize market penetration and optimize capital raising efforts.

Recent Developments

On November 22, 2024, Netcapital Securities Inc. (“NSI”), received approval from FINRA to become a FINRA-member broker-dealer. This approval allows NSI to:

●	Conduct private placements of securities and referral business;
●	Support companies raising equity capital under Regulation A (“Reg A”) and Regulation D (“Reg D”);
●	Partner with other broker-dealers to syndicate deals; and
●	Charge fees on capital raised under Reg A and Reg D, as well as enter into fee-sharing agreements with other broker-dealers.

The FINRA approval positions the Company to support larger fundraises and expand the range of investment opportunities available to its investor base.

At-The-Market Agreement

On August 23, 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with Wainwright to sell shares of our common stock, par value $0.001 per share, (the “Shares”) having an aggregate sales price of up to $2,100,000, from time to time, through an “at the market offering” program under which Wainwright acted as sales agent. The sales of the Shares made under the ATM Agreement were made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We paid Wainwright a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of Shares. From August 23, 2024 through October 29, 2024, the Company sold 1,122,693 shares of its common stock pursuant to the ATM Agreement for gross proceeds of 2,099,667. No additional Shares will be sold under this ATM Agreement. Net proceeds amounted to approximately $2,029,000.

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

Results of Operations

Comparison of the Three Months Ended October 31, 2024 and 2023

Our revenues for the three months ended October 31, 2024, decreased by $1,871,130, or approximately 92%, to $170,528, as compared to $2,041,658 during the three months ended October 31, 2023. The decrease in revenues was attributed to the lack of consulting service revenue in the quarter ended October 31, 2024, as compared to revenue of $1,516,667 for consulting services for equity securities and $62,000 for consulting revenue in the three months ended October 31, 2023. In fiscal 2025, management has focused on establishing a broker-dealer subsidiary so that the Company may have additional sources of revenue, and we have not been pursuing the equity-based revenue contracts. Effective November 22, 2024, the Company received approval from FINRA to have a broker-dealer subsidiary.

In the three months ended October 31, 2024, we recorded $170,372 in funding portal revenues, consisting of portal fees of $108,124, listing fees of $47,500, and equity fees of $14,748, as compared to funding portal revenues of $462,706 in the three months ended October 31, 2023, consisting of portal fees of $317,206, listing fees of $145,500 and equity fees of $0. The decrease in revenues was primarily attributed to a decrease in dollars invested in issuers listed on the funding portal, which decreased to $2,052,547 from the quarter ended October 31, 2024 from $6,288,508 for the quarter ended October 31, 2023. In the three months ended October 31, 2024, dollars invested were approximately one-third of the dollars invested in the three months ended October 31, 2023. New offerings launched amounted to 13 issuers in the three months ended October 31, 2024, as compared to 16 issuers in the three months ended October 31, 2023. The components of revenue were as follows:

	Oct. 31, 2024	Oct. 31, 2023
Consulting services for equity securities	$-	$1,516,667
Consulting revenue	-	62,000
Portal fees	108,124	317,206
Listing fees	47,500	145,500
Portal 1% equity fee	14,748	-
Game site revenue	156	285
Total	$170,528	$2,041,658

Costs of revenues decreased by $353 to $19,781, or approximately 2% for the three months ended October 31, 2024 from $20,134 during the three months ended October 31, 2023. The decrease was attributed to lower revenues.

Payroll and payroll related expenses decreased by $301,134, or approximately 29%, to $749,701 for the three months ended October 31, 2024, as compared to $1,050,835 during the three months ended October 31, 2023. The decrease was attributed to a decrease in the number of employees. As employees left the Company, given our decrease in revenues, we did not replace them.

Marketing expense decreased by $34,523, or approximately 74%, to $12,208 for the three months ended October 31, 2024, as compared to $46,731 during the three months ended October 31, 2023. The decrease in expense was primarily attributed to a decrease in marketing outlets that we utilized in the three months ended October 31, 2024.

Rent expense increased by $1,063, or approximately 6%, to $19,442 for the three months ended October 31, 2024, as compared to $18,379 during the three months ended October 31, 2023. The increase was primarily attributed to general inflationary costs.

General and administrative expenses increased by $843,557, or approximately 130%, to $1,492,182 for the three months ended October 31, 2024, from $648,625 during the three months ended October 31, 2023. The increase was primarily attributed to professional and legal fees, which include fees for launching our broker-dealer subsidiary.

Consulting expense decreased by $125,089, or approximately 61%, to $79,645 for the three months ended October 31, 2024 from $204,734 during the three months ended October 31, 2023. The decrease was primarily attributed to our efforts to control expenses associated with overseas programmers.

Interest expense decreased by $961 to $9,601, or approximately 9%, for the three months ended October 31, 2024, as compared to $10,562 during the three months ended October 31, 2023. The decrease in interest expense was primarily attributed to lower debt amounts that resulted from paying off a secured term loan.

Comparison of the Six Months Ended October 31, 2024 and 2023

Our revenues for the six months ended October 31, 2024, decreased by $3,248,712, or approximately 92%, to $312,755, as compared to $3,561,467 during the six months ended October 31, 2023. The decrease in revenues was attributed to the lack of consulting service revenue in the six-month period ended October 31, 2024, as compared to revenue of $2,626,667 for consulting services for equity securities and $95,700 for consulting revenue in the six months ended October 31, 2023. In fiscal 2025, management has focused on establishing a broker-dealer subsidiary so that the Company may have additional sources of revenue, and we have not been pursuing the equity-based revenue contracts. Effective November 22, 2024, the Company received approval from FINRA to have a broker-dealer subsidiary.

In the six months ended October 31, 2024, we recorded $312,428 in funding portal revenues, consisting of portal fees of $197,553, listing fees of $90,000, and equity fees of $24,875, as compared to funding portal revenues of $838,562 in the six months ended October 31, 2023, consisting of portal fees of $539,062, listing fees of $299,500 and equity fees of $0. The decrease in revenues was primarily attributed to a decrease in investments in funding portal issuers, which decreased to $3,023,234 from the six months ended October 31, 2024 from $10,287,341 for the six months ended October 31, 2023. In the six months ended October 31, 2024, dollars invested were approximately 29% of the dollars invested in the six months ended October 31, 2023. New offerings launched amounted to 26 issuers in the six months ended October 31, 2024, as compared to 37 issuers in the six months ended October 31, 2023. The components of revenue were as follows:

The components of revenue were as follows:

	Oct. 31, 2024	Oct. 31, 2023
Consulting services for equity securities	$-	$2,626,667
Consulting revenue	-	95,700
Portal fees	197,553	539,062
Listing fees	90,000	299,500
Portal 1% equity fee	24,875	-
Game site revenue	327	538
Total	$312,755	$3,561,467

Costs of revenues decreased by $8,186 to $30,001, or approximately 21%, for the six months ended October 31, 2024 from $38,187 during the six months ended October 31, 2023. The decrease was primarily attributed to lower revenues.

Payroll and payroll related expenses decreased by $201,583, or approximately 10%, to $1,886,294 for the six months ended October 31, 2024, as compared to $2,087,877 during the six months ended October 31, 2023. The decrease was attributed to a decrease in the number of employees. As employees left the Company, given our decrease in revenues, we did not replace them.

Marketing expense decreased by $269,513, or approximately 93%, to $19,106 for the six months ended October 31, 2024, as compared to $288,619 during the six months ended October 31, 2023. The decrease in expense was primarily attributed to a decrease in marketing outlets that we utilized in fiscal 2025.

Rent expense increased by $569, or approximately 2%, to $38,558 for the six months ended October 31, 2024, as compared to $37,989 during the six months ended October 31, 2023. The increase was primarily attributed to a new office-space agreement.

General and administrative expenses increased by $1,435,519, or approximately 100%, to $2,872,438 for the six months ended October 31, 2024, from $1,436,919 during the six months ended October 31, 2023. The increase was primarily attributed to professional and legal fees, which include fees for launching our broker-dealer subsidiary.

Consulting expense decreased by $191,650, or 52%, to $177,026 for the six months ended October 31, 2024 from $368,676 during the six months ended October 31, 2023. The decrease was primarily attributed to our efforts to control expenses associated with overseas programmers.

Interest expense decreased by $3,801 to $20,065, or approximately 16%, for the six months ended October 31, 2024, as compared to $23,866 during the six months ended October 31, 2023. The decrease in interest expense was primarily attributed to lower debt amounts that resulted from paying off a secured term loan.

Liquidity and Capital Resources

As of October 31, 2024, we had cash and cash equivalents of $1,346,739 and negative working capital of $2,615,585 as compared to cash and cash equivalents of $863,182 and negative working capital of $2,074,163 as of April 30, 2024.

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

On August 23, 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with Wainwright to sell shares of our common stock, par value $0.001 per share, (the “Shares”) having an aggregate sales price of up to $2,100,000, from time to time, through an “at the market offering” program under which Wainwright acted as sales agent. The sales of the Shares made under the ATM Agreement were made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We paid Wainwright a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of Shares. From August 23, 2024 through October 29, 2024, the Company sold 1,122,693 shares of its common stock pursuant to the ATM Agreement for gross proceeds of 2,099,667. No additional Shares will be sold under this ATM Agreement. Net proceeds amounted to approximately $2,029,000.

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

Year over Year Changes

Net cash used in operating activities amounted to $3,451,087 and $1,945,814 for the six months ended October 31, 2024 and 2023, respectively. The principal sources of cash from operating activities in the six months ended October 31, 2024 was a non-cash item, stock-based compensation of $278,742 and an increase in accounts payable and accrued expenses of $911,387. These amounts were offset by a loss of $4,747,671. The principal source of cash from operating activities in the six months ended October 31, 2023 was a non-cash item, stock-based compensation of $763,873. However, the sources of cash were offset by a receipt of equity in lieu of cash of $1,170,000 and an increase in accounts receivable of $1,517,167.

Net cash provided by investing activities amounted to $0 and $20,000 in the six months ended October 31, 2024 and 2023, respectively. The Company purchased a note receivable for $20,000 in the six months ended October 31, 2023.

For the six months ended October 31, 2024, net cash provided by financing activities amounted to $3,934,644, which consisted of proceeds from the sale of common stock of $1,979,000 and proceeds from the exercise of warrants of $1,955,644. For the six months ended October 31, 2023, net cash provided by financing activities amounted to $1,925,200, which consisted of proceeds from the sale of common stock of $2,275,200, which was offset by repayment of $350,000 in principal to our secured lender.

In the six months ended October 31, 2024 and 2023, there were no expenditures for capital assets. We do not anticipate any capital expenditures in fiscal 2025.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures.

The Company’s management, with the participation of the Principal Executive Officer (the “PEO”) and Principal Financial Officer (the “PFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of October 31, 2024. Based on that evaluation, the PEO and the PFO concluded that, as of October 31, 2024 such controls and procedures were effective.

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

Under the supervision and with the participation of management, including the PEO and the PFO, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of October 31, 2023, based on the criteria established in a report entitled “2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of October 31, 2024.

The Company’s annual report on Form 10-K for the year ended April 30, 2024 does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to the rules of the SEC. The Company will continue to evaluate the effectiveness of internal controls and procedures on an ongoing basis.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At October 31, 2024, we had negative working capital of $2,615,585 and for the six months ended October 31, 2024, we had an operating loss of $4,747,671 and net cash used in operating activities amounted to $3,451,087. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. Our management has turned our focus to our funding portal business, and we plan to use our funding portal experience to build a broker-dealer business, initially for Regulation A and Regulation D offerings. We plan to continue to seek to raise money from private placements, public offerings and/or bank financing. Our management has determined, based on its recent history and the negative cash flow from operations, that it is unlikely that its plan will sufficiently alleviate or mitigate, to a sufficient level, the relevant conditions or events noted above. To the extent that funds generated from any private placements, public offerings and/or bank financing, if available, are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. Accordingly, our management has concluded that these conditions raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to achieve our business plan objectives or be able to achieve or maintain cash-flow-positive operating results. If we unable to generate adequate funds from operations or raise sufficient additional funds, we may not be able to repay our existing debt, continue to operate our business network, respond to competitive pressures or fund our operations. As a result, we may be required to significantly reduce, reorganize, discontinue or shut down our operations.

Our business and operations could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our Common Stock or other reasons may in the future cause us to become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s attention and the attention and resources of our board of directors (our “Board”) from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

A significant portion of our total assets are held in equity securities of early-stage companies, which securities are illiquid and subject to volatility, which factors could have a material adverse effect on our financial condition and results of operations.

Payment related to the consulting and advisory services provided by Netcapital Advisors is often made through equity stakes from such customers. As of October 31, 2024 and April 30, 2024, approximately $25.4 million and $25.3 million, respectively, of our holdings are issued by companies whose securities do not trade on public markets. The securities issued are typically in private companies with no established trading market for their securities, that often have limited operating histories, limited operating cash, and negative cash flows. Additionally, these securities are primarily restricted, and are subject to legal holding periods pursuant to Rule 144 or other applicable exemptions. The stock price of such issuers is often volatile, unpredictable, and with limited liquidity, and the value of such securities on the date of receipt compared to the date when we are able to legally sell the securities may decrease significantly. The value ascribed to our assets in our financial statements as of a particular date may be materially greater than or less than the value that would be realized if our assets were to be liquidated as of such date. Accordingly, the value of such holdings may change over time due to factors that we do not control, such as issuance of securities by such companies at lower prices or other market factors. One such example of a change in value occurred in the period ended January 31, 2024, we recognized an unrealized loss of approximately $2.7 million on the value of our equity securities due to the decline in value of a single issuer, which represented an impairment of more than 80% of the previous value of our holdings in such issuer, which resulted in a reduction of our retained earnings. Changes to the value of our holdings could have a material adverse effect on our financial condition and results of operations.

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

As previously disclosed on a Current Report on Form 8-K filed by us, Nasdaq had previously notified us on September 1, 2023 that we were not in compliance with the Nasdaq’s Listing Rule 5550(a)(2) the “Bid Price Rule”) because it failed to maintain a minimum bid price of $1.00 per share for 30 consecutive business days. Further as of July 22, 2024, Nasdaq determined that that our securities had a closing bid price of $0.10 or less for ten consecutive trading days and as a result, Nasdaq delivered written notice to the Company on July 23, 2024 under which it advised us that Nasdaq has determined to delist our securities from The Nasdaq Capital Market. We requested a hearing to appeal Nasdaq’s delisting determination. On August 19, 2024, we received a notice from The Nasdaq Stock Market, LLC (“Nasdaq”), dated August 19, 2024, informing us that we had regained compliance with the “Bid Price Rule for continued listing on The Nasdaq Capital Market, as the bid price of our common stock closed at or above $1.00 per share for a minimum of 10 consecutive business days since August 2, 2024. As a result of our demonstrated compliance with Nasdaq’s continued listing requirements, such aforementioned hearing was cancelled.

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

Rule 10b5-1 Trading Plans

During the fiscal quarter ended October 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

Date: December 16, 2024	NETCAPITAL INC.

	By:	/s/ Martin Kay
Martin Kay
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Coreen Kraysler
Coreen Kraysler Chief Financial Officer
(Principal Financial and Accounting Officer)

-34-