Form 10-Q
period 2025-01-31
Netcapital Inc.
filed 2025-03-17
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2025

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

As of March 17, 2025 the registrant had 2,192,046 shares of its common stock, par value $0.001 per share, issued and outstanding.

TABLE OF CONTENTS

Page
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.	5
Condensed Consolidated Balance Sheets as of January 31, 2025 (unaudited) and April 30, 2024	5
Condensed Consolidated Statements of Operations for the three and nine months ended January 31, 2025 and 2024 (unaudited)	6
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended January 31, 2025 (unaudited) and the year ended April 30, 2024	7
Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2025 and 2024 (unaudited)	8
Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	26

Item 3. Quantitative and Qualitative disclosures about Market Risk.	32

Item 4. Controls and Procedures.	32

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.	33

Item1A. Risk Factors.	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	34

Item 3. Defaults Upon Senior Securities.	34

Item 4. Mine Safety Disclosures.	35

Item 5. Other Information.	35

Item 6. Exhibits.	36

Signatures.	37

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NETCAPITAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2025 (Unaudited)	April 30, 2024 (Audited)
Assets:
Cash and cash equivalents	$614,304	$863,182
Accounts receivable net	—	134,849
Other receivables	2,400	1,200
Note receivable	20,000	20,000
Prepaid expenses	36,115	23,304
Total current assets	672,819	1,042,535

Deposits	6,300	6,300
Notes receivable - related parties	202,000	202,000
Purchased technology, net	14,706,398	14,733,005
Investment in affiliate	240,080	240,080
Equity securities	24,073,080	25,333,386
Total assets	$39,900,677	$41,557,306

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,160,727	$793,325
Accrued expenses	250,983	310,300
Deferred revenue	360	466
Interest payable	98,218	92,483
Current portion of SBA loans	1,885,800	1,885,800
Loan payable - bank	34,324	34,324
Total current liabilities	4,430,412	3,116,698

Long-term liabilities:
Long-term SBA loans, less current portion	500,000	500,000
Total liabilities	4,930,412	3,616,698

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $.001 par value; 900,000,000 shares authorized, 2,112,488 and 326,867 shares issued and outstanding	2,113	327
Shares to be issued	122,124	122,124
Capital in excess of par value	42,120,673	37,338,594
Retained earnings (deficit)	(7,274,645)	479,563
Total stockholders’ equity	34,970,265	37,940,608
Total liabilities and stockholders’ equity	$39,900,677	$41,557,306

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	January 31, 2025	January 31, 2024	January 31, 2025	January 31, 2024

Revenues	$152,682	$1,042,793	$465,437	$4,604,260
Costs of services	7,155	58,875	37,156	97,062
Gross profit	145,527	983,918	428,281	4,507,198

Costs and expenses:
Consulting expense	63,555	175,357	240,581	544,033
Marketing	12,887	32,198	31,993	320,817
Rent	20,178	19,544	58,736	57,533
Payroll and payroll related expenses	815,024	869,517	2,701,318	2,957,394
General and administrative costs	921,575	1,092,459	3,794,013	2,529,378
Total costs and expenses	1,833,219	2,189,075	6,826,641	6,409,155
Operating income (loss)	(1,687,692)	(1,205,157)	(6,398,360)	(1,901,957)

Other income (expense):
Interest expense	(10,376)	(11,918)	(30,441)	(35,784)
Interest income	400	—	1,200	—
Impairment expense	(1,300,000)	—	(1,300,000)	—
Amortization of intangible assets	(8,869)	(28,331)	(26,607)	(84,993)
Unrealized loss on equity securities	—	(2,696,135)	—	(2,696,135)
Total other income (expense)	(1,318,845)	(2,736,384)	(1,355,848)	(2,816,912)
Net income (loss) before taxes	(3,006,537)	(3,941,541)	(7,754,208)	(4,718,869)
Income tax expense (benefit)	—	(1,713,999)	—	(2,339,288)
Net income (loss)	$(3,006,537)	$(2,227,542)	$(7,754,208)	$(2,379,581)

Basic earnings (loss) per share	$(1.57)	$(13.60)	$(6.93)	$(17.61)
Diluted earnings (loss) per share	$(1.57)	$(13.60)	$(6.93)	$(17.61)

Weighted average number of common shares outstanding:
Basic	1,915,367	163,807	1,119,479	135,111
Diluted	1,915,367	163,807	1,119,479	135,111

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended January 31, 2025 (Unaudited) and the Year Ended April 30, 2024

	Common Stock		Shares to	Capital in Excess of	Retained Earnings	Total
	Shares	Amount	Be Issued	Par Value	(Deficit)	Equity
Balance April 30, 2023	92,008	$93	$183,187	$30,507,292	$5,465,880	$36,156,452

Vesting of stock options	—	—	—	557,484	—	557,484
Stock-based compensation	1,429	1	—	143,999	—	144,000
Sale of common stock	108,929	109	—	5,535,530	—	5,535,639
Purchase of equity interest	535	—	—	366,377	—	366,377
Stock-based settlement	10,448	10	—	159,023	—	159,033
Reduction in shares to be issued	89	1	(61,063)	61,062	—	—
Warrant exercise	113,429	113	—	7,827	—	7,940
Net loss year ended April 30, 2024	—	—	—	—	(4,986,317)	(4,986,317)
Balance April 30, 2024	326,867	327	122,124	37,338,594	479,563	37,940,608

Vesting of stock options	—	—	—	139,371	—	139,371
Round up of fractional shares	—	—	140	(140)	—	—
Warrant exercise	252,286	252	—	1,955,392	—	1,955,644
Net loss July 31, 2024 quarter	—	—	—		(2,527,170)	(2,527,170)
Balance July 31, 2024	579,153	579	122,264	39,433,217	(2,047,607)	37,508,453

Vesting of stock options	—	—	—	139,371	—	139,371
Reduction in shares to be issued	139,781	140	(140)	—	—	—
Sale of common stock	1,122,693	1,123	—	1,977,877	—	1,979,000
Net loss October 31, 2024 quarter	—	—	—	—	(2,220,501)	(2,220,501)
Balance October 31, 2024	1,841,627	1,842	122,124	41,550,465	(4,268,108)	37,406,323

Vesting of stock options	—	—	—	139,371	—	139,371
Warrant exercise	270,861	271	—	430,837	—	431,108
Net loss January 31, 2025 quarter	—	—	—	—	(3,006,537)	(3,006,537)
Balance January 31, 2025	2,112,488	$2,113	$122,124	$42,120,673	$(7,274,645)	$34,970,265

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	January 31, 2025	January 31, 2024
OPERATING ACTIVITIES
Net loss	$(7,754,208)	$(2,379,581)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	418,113	1,044,395
Receipt of equity in lieu of cash	(39,694)	(1,219,012)
Provision for bad debts	—	6,000
Changes in deferred taxes	—	(1,657,000)
Amortization of intangible assets	26,607	84,993
Unrealized (gain) loss on equity securities	—	2,696,135
Impairment of assets	1,300,000	—
Changes in non-cash working capital balances:	—	—
Accounts receivable	134,849	(2,319,001)
Other receivables	(1,200)	—
Prepaid expenses	(12,811)	1,113
Accounts payable and accrued expenses	1,308,085	360,351
Income taxes payable	—	(174,000)
Deferred revenue	(106)	(174)
Accrued interest payable	5,735	(10,172)
Net cash used in operating activities	(4,614,630)	(3,565,953)

INVESTING ACTIVITIES
Note receivable	—	(20,000)
Net cash used in investing activities	—	(20,000)

FINANCING ACTIVITIES
Payment to secured lender	—	(350,000)
Proceeds from exercise of warrants	2,386,752	—
Proceeds from sale of common stock	1,979,000	5,538,611
Net cash provided by financing activities	4,365,752	5,188,611

Net increase (decrease) in cash	(248,878)	1,602,658
Cash and cash equivalents, beginning of the period	863,182	569,441
Cash and cash equivalents, end of the period	$614,304	$2,172,099

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$24,703	$34,710

Supplemental Non-Cash Financing Information:
Common stock issued to purchase 10% interest in Caesar Media Group Inc.	$—	366,377

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1– Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Netcapital Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended January 31, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ended April 30, 2025. For further information, refer to the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 30, 2024.

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

Note 2 – Concentrations

For the three months ended January 31, 2025, the Company had one customer that constituted 17% of its revenues, and for the nine months ended January 31, 2025, the Company had one customer that constituted 16% of its revenues. For the three and nine months ended January 31, 2024, the Company had one customer that constituted 78% and 27% of revenues, and a second customer that constituted 0% and 24% of revenues, and a third customer that constituted 0% and 24% of revenues, respectively.

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

Remaining Performance Obligations

The Company’s subscription terms are typically less than one year. All of the Company’s revenues in the three and nine months ended January 31, 2025, which amounted to $152,682 and $465,437, respectively, are considered contract revenues. Contract revenue as of January 31, 2025 and April 30, 2024, which has not yet been recognized, amounted to $360 and $466, respectively, and is recorded on the balance sheet as deferred revenue. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Disaggregation of Revenue

Revenue is from U.S.-based companies with no notable geographical concentrations in any area. A distinction exists in revenue source; revenues are either generated online or from consulting services.

Revenues disaggregated by revenue source consist of the following:

	Three Months Ended January 31, 2025	Three Months Ended January 31, 2024	Nine Months Ended January 31, 2025	Nine Months Ended January 31, 2024
Consulting services	$—	$862,846	$—	$3,585,213
Fees from online services	152,682	179,947	465,437	1,019,047
Total revenues	$152,682	$1,042,793	$465,437	$4,604,260

Note 4 – Earnings Per Common Share

Net income per common and diluted share were calculated as follows for the three- and nine-month periods ended January 31, 2025 and 2024:

	Three Months Ended January 31, 2025	Three Months Ended January 31, 2024	Nine Months Ended January 31, 2025	Nine Months Ended January 31, 2024
Net income (loss) attributable to common stockholders – basic	$(3,006,537)	$(2,227,542)	$(7,754,208)	$(2,379,581)
Adjustments to net income	—	—	—	—
Net income (loss) attributable to common stockholders – diluted	$(3,006,537)	$(2,227,542)	$(7,754,208)	$(2,379,581)

Weighted average common shares outstanding - basic	1,915,367	163,807	1,119,479	135,111
Effect of dilutive securities	—	—	—	—
Weighted average common shares outstanding – diluted	1,915,367	163,807	1,119,479	135,111

Earnings (loss) per common share - basic	$(1.57)	$(13.60)	$(6.93)	$(17.61)
Earnings (loss) per common share - diluted	$(1.57)	$(13.60)	$(6.93)	$(17.61)

3 shares of common stock that are issuable pursuant to a stock subscription agreement are not included in the calculation of diluted earnings per share for the three- and nine-month periods ended January 31, 2025, because their effect is anti-dilutive.

Outstanding vested warrants to purchase 614,866 shares of common stock are not included in the calculation of earnings per share for the three- and nine-month periods ended January 31, 2025 because their effect is anti-dilutive. Outstanding vested warrants to purchase 22,024 shares of common stock are not included in the calculation of earnings per share for the three- and nine-month periods ended January 31, 2024 because their effect is anti-dilutive.

Outstanding vested options to purchase 15,252 shares of common stock are not included in the calculation of earnings per share for the three- and nine-month periods ended January 31, 2025 because their effect is anti-dilutive. Outstanding vested options to purchase 9,075 shares of common stock are not included in the calculation of earnings per share for the three- and nine-month periods ended January 31, 2024 because their effect is anti-dilutive.

Note 5 – Principal Financing Arrangements

The following table summarizes components debt as of January 31, 2025 and April 30, 2024:

	January 31, 2025	April 30, 2024	Interest Rate

U.S. SBA loan	500,000	500,000	3.75%
U.S. SBA loan	1,885,800	1,885,800	1.0%
Loan payable – bank	34,324	34,324	10.8%
Total Debt	2,420,124	2,420,124
Less: current portion of long-term debt	1,920,124	1,920,124
Total long-term debt	$500,000	$500,000

The Company owes $34,324 as of January 31, 2025 and April 30, 2024 to Chase Bank. For the loan from Chase Bank, the Company pays interest only on a monthly basis, which is calculated at a rate of 10.8% per annum as of January 31, 2025.

On June 17, 2020 the Company borrowed $500,000 (the “June Loan”), and on February 2, 2021, the Company borrowed $1,885,800 (the “February Loan”) from a U.S. Small Business Administration (“SBA”) loan program.

The June Loan required instalment payments of $2,437 monthly, beginning on June 17, 2021, over a term of thirty years. However, the SBA postponed the first instalment payment for 18 months, and the first payment became due on December 17, 2022. The monthly payments of $2,437 are first applied to accrued interest payable. The monthly payments will not be applied to any of the outstanding principal balance until 2026. Consequently, the entire loan balance of $500,000 is classified as a long term liability. Interest accrues at a rate of 3.75% per annum. The Company agreed to grant a continuing security interest in its assets to secure payment and performance of all debts, liabilities, and obligations to the SBA. The June Loan was personally guaranteed by the Company’s Chief Financial Officer.

The February loan bears interest at a rate of 1% per annum and the due date of the first payment has been postponed by the SBA because the Company has applied for forgiveness of the February Loan.

Note 6 – Income Taxes

For the three and nine months ended January 31, 2025, the Company recorded no income tax expense due to the net loss recorded in both periods. For the three and nine months ended January 31, 2024, the Company recorded an income tax benefit of $1,713,999 and $2,339,288, respectively. Included in the income tax benefit for the nine months ended January 31, 2024 is an employee retention credit (“ERC”) of $508,292, as provided under the Coronavirus Aid, Relief and Economic Security Act. The ERC is a tax incentive available to the Company for retaining employees during the economic challenges posed by the COVID-19 pandemic.

Note 7 – Related Party Transactions

Netcapital Systems LLC, a Delaware limited liability company (“Systems DE”), of which Jason Frishman, Founder, owns a 29% interest, owns 24,447 shares of common stock, or 1.2% of the Company’s 2,112,488 outstanding shares as of January 31, 2025. The company paid Systems DE $0 and $95,000 the three- and nine-month periods ended January 31, 2025, respectively, and $95,000 and $100,000 in the three- and nine-month periods ended January 31, 2024, for use of the software that runs the website www.netcapital.com. As of January 31, 2025 and April 30, 2024, the Company has accounts payable to Systems DE $210,000 and $0, respectively.

Cecilia Lenk, the Chief Executive Officer of Netcapital Advisors Inc., (“Advisors”), our wholly owned subsidiary, is a member of the board of directors of KingsCrowd Inc. As of January 31, 2025 and April 30, 2024, the Company owned 3,209,685 shares of KingsCrowd Inc., valued at $513,550.

Cecilia Lenk, the Chief Executive Officer of Advisors is a member of the board of directors of Deuce Drone LLC. As of January 31, 2025 and April 30, 2024, the Company owns 2,350,000 membership interest units of Deuce Drone LLC., valued at $2,350,000. The Company has notes receivable aggregating $152,000 from Deuce Drone LLC as of January 31, 2025 and April 30, 2024.

Compensation to officers in the three- and nine-month periods ended January 31, 2025 consisted of stock-based compensation valued at $93,896 and $281,689, respectively, and cash salary of $216,294 and $741,311, respectively.

Compensation to officers in the three- and nine-month periods ended January 31, 2024 consisted of stock-based compensation valued at $94,631 and $281,689, respectively, and cash salary of $218,471 and $751,488 respectively.

Compensation to a related party consultant, John Fanning Jr., son of our CFO, in the three- and nine-month periods ended January 31, 2025 consisted of cash wages of $13,461 and $35,478, respectively, and for the three- and nine-month periods ended January 31, 2024 consisted of cash wages of $14,624 and $44,641 respectively This consultant is also the controlling shareholder of Zelgor Inc., and $0 and $33,000 of the Company’s revenues in the three- and nine-month periods ended January 31, 2024, respectively, were from Zelgor Inc. As of January 31, 2025 and April 30, 2024, the Company has a noted receivable of $50,000 and the Company owned 1,400,000 shares of Zelgor, which are valued at $1,400,000.

As of January 31, 2025 and April 30, 2024, the Company has invested $240,080 in an affiliate, 6A Aviation Alaska Consortium, Inc., in conjunction with a land lease in an airport in Alaska. The Chief Executive Officer of Advisors is also the Chief Executive Officer of 6A Aviation Alaska Consortium, Inc.

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

Note 8 – Stockholders’ Equity

The Company is authorized to issue 900,000,000 shares of its common stock, par value $0.001. 2,112,488 and 326,867 shares were outstanding as of January 31, 2025 and April 30, 2024, respectively.

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

On May 24, 2024, the Company entered into inducement offer letter agreements with certain investors that held certain outstanding Series A-2 warrants to purchase up to an aggregate of 204,572 shares of our common stock with an exercise price of $17.50 per share, originally issued in December 2023 at a reduced exercise price of $10.85 per share (which reduced exercise price was granted to all holders on Series A-2 warrants by the board on May 24, 2024) in partial consideration for the Company’s agreement to issue in a private placement (i) new Series A-3 common stock purchase warrants to purchase up to 253,947 shares of our common stock at an exercise price of $8.74 per share and (ii) new Series A-4 common stock purchase warrants to purchase up to 253,947 shares of our common stock at an exercise price of $8.74 per share for aggregate gross proceeds of approximately $2.2 million from the exercise of the existing warrants, before deducting placement agent fees and other expenses payable by the Company. The Series A-3 Warrants and Series A-4 Warrants are exercisable beginning on the effective dates of stockholder approval of the issuance with such warrants expiring on (i) the five year anniversary of the initial exercise date for the Series A-3 Warrants and (ii) the eighteen month anniversary of the initial exercise date for the Series A-4 Warrants. This transaction closed on May 29, 2024. Wainwright was the exclusive agent for the transaction for which we paid them a cash fee equal to 7.5% from the exercise of the Series A-2 warrant at the reduced exercise price and a management fee equal to 1.0% of such aggregate gross proceeds. The Company also issued warrants to designees of Wainwright to purchase up to 19,048 shares of our common stock at an exercise price of $10.93 per share.

On August 23, 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with Wainwright to sell shares of our common stock, par value $0.001 per share, (the “Shares”) having an aggregate sales price of up to $2,100,000, from time to time, through an “at the market offering” program under which Wainwright acted as sales agent. The sales of the Shares made under the ATM Agreement were made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We paid Wainwright a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of Shares. From August 23, 2024 through October 29, 2024, the Company sold 1,122,693 shares of its common stock pursuant to the ATM Agreement for gross proceeds of 2,099,667. No additional Shares will be sold under this ATM Agreement. Net proceeds amounted to $1,979,000.

On January 9, 2025, the Company entered into inducement offer letter agreements with certain investors that held certain outstanding warrants to purchase up to an aggregate of 270,861 shares of the Company’s common stock, that were originally issued to the warrant holders in December 2023 and May 2024 (the “Existing Warrants”). The Existing Warrants had an exercise price of $10.85 per share. Pursuant to the inducement letter agreements, the warrant holders agreed to exercise for cash the Existing Warrants at a reduced exercise price of $1.80 per share in partial consideration for the Company’s agreement to issue in a private placement (x) new Series A-5 Common Stock purchase warrants (the “Series A-5 Warrants”) to purchase up to 361,148 shares of our common stock and (y) new Series A-6 Common Stock Purchase Warrants (the “Series A-6 Warrants” and, together with the Series A-5 Warrants, the “New Warrants”) to purchase up to 180,574 shares of common stock. The New Warrants are exercisable beginning on July 13, 2025 (the “Initial Exercise Date”), with such warrants expiring on (i) the five year anniversary of the Initial Exercise Date for the Series A-5 Warrants and (ii) the eighteen month anniversary of the Initial Exercise Date for the Series A-6 Warrants.

The closing of the transactions contemplated by the inducement letters agreements occurred on January 13, 2025. The Company received aggregate gross proceeds of approximately $487,000 from the exercise of the Existing Warrants by the warrant holders, before deducting placement agent fees and other expenses payable by the Company. The Company also issued warrants, that expire on July 15, 2030, to designees of Wainwright to purchase up to 20,315 shares of our common stock at an exercise price of $2.25 per share.

Note 9 – Fair Value

The Fair Value Measurements Topic of the FASB Accounting Standards Codification establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

●	Level 1: inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the company has the ability to access at the measurement date.

●	Level 2: inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

●	Level 3: inputs are unobservable inputs for the asset or liability.

Financial assets measured at fair value on a recurring basis are summarized below as of January 31, 2025 and April 30, 2024:

	Level 1	Level 2	Level 3	Total
January 31, 2025
Equity securities at fair value	$—	$24,073,080	$—	$24,073,080

April 30, 2024
Equity securities at fair value	$—	$25,333,386	$—	$25,333,386

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

For the three and nine months ended January 31, 2025, stock-based compensation expense amounted to $139,371 and $418,113, respectively. For the three and nine months ended January 31, 2024, stock-based compensation expense amounted to $280,522 and $1,044,395, respectively.

The table below presents the components of compensation expense for the issuance of shares of common stock and stock options to employees and consultants for the three- and nine-month periods ended January 31, 2025 and 2024.

Stock-based compensation expense	Three Months Ended January 31, 2025	Three Months Ended January 31, 2024	Nine Months Ended January 31, 2025	Nine Months Ended January 31, 2024
Chief Executive Officer	$62,493	$62,493	$187,479	$187,479
Chief Financial Officer	14,914	14,914	44,742	44,742
Chief Executive Officer, Advisors	1,575	2,310	4,726	4,726
Founder	14,914	14,914	44,742	44,742
Marketing consultant	—	—	—	144,000
Marketing consultant	—	—	—	58,829
Employee and consultant options	45,475	44,740	136,424	136,424
Business consultant	—	141,151	—	423,453
Total stock-based compensation expense	$139,371	$280,522	$418,113	$1,044,395

Note 11 – Deposits and Commitments

We utilize an office at 1 Lincoln Street in Boston, Massachusetts. We currently pay a membership fee of approximately $6,500 a month, under a virtual office agreement that expires in March 2025 and includes a deposit of $6,300.

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

The following table sets forth the major categories of the intangible assts as of January 31, 2025 and April 30, 2024

	January 31, 2025	April 30, 2024

Acquired users	$14,271,836	$14,271,836
Acquired brand	532,118	532,118
Total intangible assets	14,803,954	14,803,954
Less: accumulated amortization	97,556	70,949
Net intangible assets	$14,706,398	$14,733,005

As of January 31, 2025, the weighted average remaining useful life for technology, trade names, professional practice, literary works and domains is 12.25 years. Accumulated amortization amounted to $97,556 and $70,949 as of January 31, 2025 and April 30, 2024, resulting in net intangible assets of $14,706,398 and $14,733,005, respectively.

Note 13 – Investments

During the nine-month period ended January 31, 2025, the Company received equity securities from 17 issuers that completed securities offerings on the Netcapital Funding Portal. As part of its compensation structure, the Company receives a fee of 1% of the equity securities sold on the funding portal in addition to cash fees. As of January 31, 2025, the Company’s funding portal received equity fee payments from a total of 47 issuers, with an aggregate value of $137,394, as compared to 30 issuers with an aggregate value of $97,700 as of April 30, 2024.

In March 2024, the Company received 2,440,000 units of StockText LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.50 per unit based on a sales price of $0.50 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,220,000. As of January 31, 2025 and April 30, 2024, the Company owned 2,440,000 units which are valued at $1,220,000.

In March 2024, the Company received 2,816,154 units of Fantize LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.39 per unit based on a sales price of $0.39 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,110,000. As of January 31, 2025 and April 30, 2024, the Company owned 2,816,154 units which are valued at $1,110,000.

In February 2024, the Company received 2,816,154 units of AceHedge LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.39 per unit based on a sales price of $0.39 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,110,000. As of January 31, 2025 and April 30, 2024, the Company owned 2,816,154 units which are valued at $1,110,000.

In May 2023, the Company received 2,853,659 units of RealWorld LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.41 per unit based on a sales price of $0.41 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,170,000. As of January 31, 2025 and Aril 30, 2024, the Company owned 2,853,659 units which are valued at $1,170,000.

In April 2023, the Company received 2,853,659 units of HeadFarm LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.41 per unit based on a sales price of $0.41 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,170,000. As of January 31, 2025 and April 30, 2024, the Company owned 2,853,659 units which are valued at $1,170,000.

In April 2023, the Company received 2,853,659 units of CupCrew LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.41 per unit based on a sales price of $0.41 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,170,000. As of January 31, 2025 and April 30, 2024, the Company owned 2,853,659 units which are valued at $1,170,000.

In April 2023, the Company received 2,853,659 units of CountSharp LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.41 per unit based on a sales price of $0.41 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,170,000. As of January 31, 2025 and April 30, 2024, the Company owned 2,853,659 units which are valued at $1,170,000.

In January 2023, the Company received 2,100,000 units of Dark LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $1.00 per unit based on a sales price of $1.00 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $2,100,000. As of January 31, 2025 and April 30, 2024, the Company owned 2,100,000 units which are valued at $2,100,000.

In August 2022, the Company received 1,911,765 units of NetWire LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.68 per unit based on a sales price of $0.68 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,300,000. As of January 31, 2025 and April 30, 2024, the Company owned 1,911,765 units which are valued at $0 and $1,300,000, respectively. In January 2025, the remaining manager of NetWire LLC resigned his position. As a result of this abandonment, the Company recognized an impairment loss of $1,300,000 and reduced the value of its investment to $0.

In May 2022, the Company received 1,764,706 units of Reper LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.68 per unit based on a sales price of $0.68 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,200,000. As of January 31, 2025 and April 30, 2024, the Company owned 1,764,706 units which are valued at $1,200,000.

In April 2022, the Company received 3,000,000 units of Cust Corp. as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.40 per unit based on a sales price of $0.40 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,200,000. As of January 31, 2025 and April 30, 2024, the Company owned 3,000,000 units which are valued at $1,200,000.

In January 2022, the Company received 1,700,000 units of ScanHash LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.25 per unit based on a sales price of $0.25 per unit on an online funding portal. The receipt of the units satisfied $425,000 of an accounts receivable balance. As of January 31, 2025 and April 30, 2024, the Company owned 1,700,000 units which are valued at $425,000.

In January 2022, the Company received 2,850,000 units of Hiveskill LLC as payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.25 per unit based on a sales price of $0.25 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $712,500. As of January 31, 2025 and April 30, 2024, the Company owned 2,850,000 units which are valued at $712,500.

In fiscal 2022, the Company purchased a 10% interest, or 400 shares of common stock, in Caesar Media Group Inc. (“Caesar”) for an initial purchase price of 50,000 shares of the Company’s common stock, valued at $500,000. Caesar is a marketing and technology solutions provider. The purchase agreement included additional contractual requirements for the Company and Caesar, including the issuance of an additional 150,000 shares of common stock of the Company over a two-year period, which have been issued as of January 31, 2023. As of January 31, 2025 and April 30, 2024, there have been no observable price changes in the value of the Caesar’s common stock and the Company has valued its ownership in Caesar at cost, which is $1,999,127 as of January 31, 2025.

In May 2020, the Company entered a consulting contract with Watch Party LLC (“WP”), which allowed the Company to receive 110,000 membership interest units of WP in return for consulting services. The Company earned 97,500 membership interest units in the quarter ended July 31, 2020. The WP units are valued at $2.14 per unit based on a sales price of $2.14 per unit on an online funding portal. As of January 31, 2025 and April 30, 2024, the Company owned 110,000 WP units, which are valued at $440,000.

In May 2020, the Company entered a consulting contract with ChipBrain LLC (“Chip”), which allowed the Company to receive 710,200 membership interest units of Chip in return for consulting services. The Chip units were initially valued at $0.93 per unit based on a sales price of $0.93 per unit on an online funding portal. Subsequently, Chip sold identical units for $2.40 per unit, and as of January 31, 2025 and April 30, 2024, the 710,200 units owned by the Company are valued at $3,366,348.

In May 2020, the Company entered a consulting contract with a related party, Zelgor Inc. (“Zelgor”), which allowed the Company to receive 1,400,000 shares of common stock of Zelgor in return for consulting services. The Zelgor shares are valued at $1.00 per share based on a sales price of $1.00 per share on an online funding portal. As of January 31, 2025 and April 30, 2024, the Company owned 1,400,000 shares which are valued at $1,400,000.

On January 2, 2020, the Company entered a consulting contract with Deuce Drone LLC (“Drone”), which allowed the Company to receive 2,350,000 membership interest units of Drone in return for consulting services. The Drone units were originally valued at $0.35 per unit based on a sales price of $0.35 per unit when the units were earned, or $822,500. Drone subsequently sold identical Drone units for $1.00 per unit on an online funding portal and as of January 31, 2025 and April 30, 2024, the units owned by the Company are valued at $2,350,000.

In August 2019, the Company entered into a consulting contract with KingsCrowd LLC (“KingsCrowd”), which allowed the Company to receive 300,000 membership interest units of KingsCrowd in return for consulting services. The KingsCrowd units were valued at $1.80 per unit based on a sales price of $1.80 per unit when the units were earned, or $540,000. In December 2020, KingsCrowd converted from a limited liability company to a corporation to facilitate raising capital under Regulation A. KingsCrowd filed a Form 1-A Offering Statement under the Securities Act of 1933 and is selling shares at $1.00 per share. In connection with the conversion to a corporation, each membership interest unit converted into 12.71915 shares of common stock. The Company sold 606,060 shares of KingsCrowd in June 2022 for proceeds of $200,000 and recorded a realized loss on the sale of the investment of $406,060. KingsCrowd filed a post qualification offering circular amendment on July 21, 2022 and continued to sell shares of stock to the public for $1.00 per share. On March 1, 2024, KingsCrowd filed a Form 1-SA that disclosed it had sold shares of common stock at a price of $0.16 per share and on March 5, 2024, KingsCrowd filed a Form C offering shares of its common stock for sale at a price of $0.16 per share. The Company noted this observable price change and consequently record an unrealized loss on equity securities of $2,696,135 for the year ended April 30, 2024. As of January 31, 2025 and April 30, 2024, the Company owned 3,209,685 shares of KingsCrowd valued at $513,550.

During fiscal 2019, the Company entered a consulting contract with Systems DE, which allowed the Company to receive up to 1,000 membership interest units of Systems DE in return for consulting services. The Company earned all 1,000 Systems DE units but sold a portion of the units in fiscal 2020 at a sales price of $91.15 per unit. As of January 31, 2025 and April 30, 2024, the Company owned 528 Systems DE units, at a value of $48,128.

In July 2020 the Company entered a consulting agreement with Vymedic, Inc. for a $40,000 fee over a 5-month period. Half the fee was payable in stock and half was payable in cash. As of January 31, 2025 and April 30, 2024, the Company owned 4,000 units, at a value of $11,032.

In August 2020 the Company entered a consulting agreement with C-Reveal Therapeutics LLC (“CRT”). for a $120,000 fee over a 12-month period. $50,000 of the fee was payable in CRT units. As of January 31, 2025 and April 30, 2024, the Company owned 5,000 units, at a value of $50,000.

The following table summarizes the components of investments as of January 31, 2025 and April 30, 2024:

	January 31, 2025	April 30, 2024

Systems DE	$48,128	$48,128
MustWatch LLC	440,000	440,000
Zelgor Inc.	1,400,000	1,400,000
ChipBrain LLC	3,366,348	3,366,348
Vymedic Inc.	11,032	11,032
C-Reveal Therapeutics LLC	50,000	50,000
Deuce Drone LLC	2,350,000	2,350,000
Hiveskill LLC	712,500	712,500
ScanHash LLC	425,000	425,000
Caesar Media Group Inc.	1,999,128	1,999,128
Cust Corp.	1,200,000	1,200,000
Kingscrowd Inc.	513,550	513,550
Reper LLC	1,200,000	1,200,000
Dark LLC	2,100,000	2,100,000
Netwire LLC	—	1,300,000
CountSharp LLC	1,170,000	1,170,000
CupCrew LLC	1,170,000	1,170,000
HeadFarm LLC	1,170,000	1,170,000
RealWorld LLC	1,170,000	1,170,000
Acehedge LLC	1,110,000	1,110,000
Fantize LLC	1,110,000	1,110,000
StockText LLC	1,220,000	1,220,000
Multiple Issuers as a group	137,394	97,700
Total	$24,073,080	$25,333,386

The above investments in equity securities are within the scope of ASC 321. The Company monitors the investments for any changes in observable prices from orderly transactions. All investments are initially measured at cost and evaluated for changes in estimated fair value.

Note 14 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, at January 31, 2025, we had negative working capital of $3,757,593 and for the nine months ended January 31, 2025, we had an operating loss of $6,398,360 and net cash used in operating activities amounted to $4,614,630.

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

On March 5, 2025, the Company entered into inducement offer letter agreements with certain warrant holders to exercise 79,558 outstanding warrants for cash at a reduced exercise price of $1.80 per share (previously $8.74 per share). In consideration, the Company issued Series A-7 and Series A-8 Common Stock Purchase Warrants to purchase an aggregate of 159,116 shares of common stock at an exercise price of $2.03. The Series A-7 Warrants expire five years from their initial exercise date of September 5, 2025, and the Series A-8 Warrants expire eighteen months from the same date.

The transaction closed on March 6, 2025, generating gross proceeds of approximately $143,000, before deducting fees and expenses.

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

We generated revenues of $465,437, with costs of service of $37,156, in the nine months ended January 31, 2025 for a gross profit of $428,281 in the nine months ended January 31, 2025 as compared to revenues of $4,604,260, with costs of service of $97,062, in the nine months ended January 31, 2024 for a gross profit of $4,507,198 (consisting of $3,489,013 in equity securities for payment of services and $1,115,247 in cash-based revenues, offset by $97,062 for costs of services) in the nine months ended January 31, 2024.

The total number of offerings on the Netcapital funding portal in fiscal 2024 and 2023 that closed was 63 and 81, respectively, of which 13 and 17 offerings hosted on the Netcapital funding platform in fiscal 2024 and 2023, respectively terminated their listings without raising the required minimum amount of capital. For the three- and nine-month periods ended January 31, 2025, 6 and 32 issuers have launched an offering on the portal, respectively, as compared to 27 and 64 issuers that launched an offering in the three- and nine-month periods ended January 31, 2024, respectively. As of the date of this report, we have minority equity positions in 20 Portfolio Companies that have utilized the funding portal to facilitate their offerings, which equity was received as payment for services.

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

At-The-Market Agreement

On August 23, 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with Wainwright to sell shares of our common stock, par value $0.001 per share, (the “Shares”) having an aggregate sales price of up to $2,100,000, from time to time, through an “at the market offering” program under which Wainwright acted as sales agent. The sales of the Shares made under the ATM Agreement were made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We paid Wainwright a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of Shares. From August 23, 2024 through October 29, 2024, the Company sold 1,122,693 shares of its common stock pursuant to the ATM Agreement for gross proceeds of 2,099,667. No additional Shares will be sold under this ATM Agreement. Net proceeds amounted to approximately $1,979,000.

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

Results of Operations

Comparison of the Three Months Ended January 31, 2025 and 2024

Our revenues for the three months ended January 31, 2025, decreased by $890,111, or approximately 85%, to $152,682, as compared to $1,042,793 during the three months ended January 31, 2024. The decrease in revenues was attributed to the lack of consulting service revenue for equity securities in the quarter ended January 31, 2025, as compared to revenue of $862,346 for consulting services for equity securities in the three months ended January 31, 2024. In fiscal 2025, management has focused on establishing a broker-dealer subsidiary so that the Company may have additional sources of revenue, and we have not been pursuing the equity-based revenue contracts. Effective November 22, 2024, the Company received approval from FINRA to have a broker-dealer subsidiary. No revenues have been generated by the newly formed broker-dealer subsidiary.

In the three months ended January 31, 2025, we recorded $152,393 in funding portal revenues, consisting of portal fees of $100,074, listing fees of $37,500, and equity fees of $14,819, as compared to funding portal revenues of $179,588 in the three months ended January 31, 2024, consisting of portal fees of $84,548, listing fees of $95,040 and equity fees of $0. The decrease in revenues was primarily attributed to a decrease in the number of new issuers launching an offering on the funding portal, which decreased to 6 in the quarter ended January 31, 2025, from 27 for the quarter ended January 31, 2024. The components of revenue were as follows:

	January 31, 2025	January 31, 2024
Consulting services for equity securities	$-	$862,346
Consulting revenue	-	500
Portal fees	100,074	84,548
Listing fees	37,500	95,040
Portal 1% equity fee	14,819	-
Game site revenue	289	359
Total	$152,682	$1,042,793

Costs of revenues decreased by $51,720 to $7,155, or approximately 88% for the three months ended January 31, 2025 from $58,875 during the three months ended January 31, 2024. The decrease was attributed to lower revenues.

Payroll and payroll related expenses decreased by $54,493, or approximately 6%, to $815,024 for the three months ended January 31, 2025, as compared to $869,517 during the three months ended January 31, 2024. The decrease was attributed to a decrease in the number of employees. As employees left the Company, given our decrease in revenues, we did not replace them.

Marketing expense decreased by $19,311, or 60%, to $12,887 for the three months ended January 31, 2025, as compared to $32,198 during the three months ended January 31, 2024. The decrease in expense was primarily attributed to a decrease in marketing outlets that we utilized in the three months ended January 31, 2025.

Rent expense increased by $634, or approximately 3%, to $20,178 for the three months ended January 31, 2025, as compared to $19,544 during the three months ended January 31, 2024. The increase was primarily attributed to general inflationary costs.

General and administrative expenses decreased by $170,884, or approximately 16%, to $921,575 for the three months ended January 31, 2025, from $1,092,459 during the three months ended January 31, 2024. The decrease was primarily attributed to a decrease in legal fees.

Consulting expense decreased by $111,802, or approximately 64%, to $63,555 for the three months ended January 31, 2025 from $175,357 during the three months ended January 31, 2024. The decrease was primarily attributed to our efforts to control expenses associated with overseas programmers.

Interest expense decreased by $1,542 to $10,376, or approximately 13%, for the three months ended January 31, 2025, as compared to $11,918 during the three months ended January 31, 2024. The decrease in interest expense was primarily attributed to lower debt amounts that resulted from paying off a secured term loan.

Comparison of the Nine Months Ended January 31, 2025 and 2024

Our revenues for the nine months ended January 31, 2025, decreased by $4,138,823, or approximately 90%, to $465,437, as compared to $4,604,260 during the nine months ended January 31, 2024. The decrease in revenues was attributed to the lack of consulting service revenue in the nine-month period ended January 31, 2025, as compared to revenue of $3,489,013 for consulting services for equity securities and $96,200 for consulting revenue in the nine months ended January 31, 2024. In fiscal 2025, management has focused on establishing a broker-dealer subsidiary so that the Company may have additional sources of revenue, and we have not been pursuing the equity-based revenue contracts. Effective November 22, 2024, the Company received approval from FINRA to have a broker-dealer subsidiary. No revenues have been generated by the newly formed broker-dealer subsidiary.

In the nine months ended January 31, 2025, we recorded $464,821 in funding portal revenues, consisting of portal fees of $297,627, listing fees of $127,500, and equity fees of $39,694, as compared to funding portal revenues of $1,018,150 in the nine months ended January 31, 2024, consisting of portal fees of $623,610, listing fees of $394,540 and equity fees of $0. The decrease in revenues was primarily attributed to a decrease in investments in funding portal issuers and by a decrease in new offerings launched. New offerings launched amounted to 32 issuers in the nine months ended January 31, 2025, as compared to 64 issuers in the nine months ended January 31, 2024. The components of revenue were as follows:

The components of revenue were as follows:

	January 31, 2025	January 31, 2024
Consulting services for equity securities	$-	$3,489,013
Consulting revenue	-	96,200
Portal fees	297,627	623,610
Listing fees	127,500	394,540
Portal 1% equity fee	39,694	-
Game site revenue	616	897
Total	$465,437	$4,604,260

Costs of revenues decreased by $59,906 to $37,156, or approximately 62%, for the nine months ended January 31, 2025 from $97,062 during the nine months ended January 31, 2024. The decrease was primarily attributed to lower revenues.

Payroll and payroll related expenses decreased by $256,076, or approximately 9%, to $2,701,318 for the nine months ended January 31, 2025, as compared to $2,957,394 during the nine months ended January 31, 2024. The decrease was attributed to a decrease in the number of employees. As employees left the Company, given our decrease in revenues, we did not replace them.

Marketing expense decreased by $288,824, or 90%, to $31,993 for the nine months ended January 31, 2025, as compared to $320,817 during the nine months ended January 31, 2024. The decrease in expense was primarily attributed to a decrease in marketing outlets that we utilized in fiscal 2025.

Rent expense increased by $1,203, or approximately 2%, to $58,736 for the nine months ended January 31, 2025, as compared to $57,533 during the nine months ended January 31, 2024. The increase was primarily attributed to a new office-space agreement.

General and administrative expenses increased by $1,264,635, or 50%, to $3,794,013 for the nine months ended January 31, 2025, from $2,529,378 during the nine months ended January 31, 2024. The increase was primarily attributed to professional and legal fees, which include fees for launching our broker-dealer subsidiary.

Consulting expense decreased by $303,452, or approximately 56%, to $240,581 for the nine months ended January 31, 2025 from $544,033 during the nine months ended January 31, 2024. The decrease was primarily attributed to our efforts to control expenses associated with overseas programmers.

Interest expense decreased by $5,343 to $30,441, or approximately 15%, for the nine months ended January 31, 2025, as compared to $35,784 during the nine months ended January 31, 2024. The decrease in interest expense was primarily attributed to lower debt amounts that resulted from paying off a secured term loan.

Liquidity and Capital Resources

As of January 31, 2025, we had cash and cash equivalents of $614,304 and negative working capital of $3,757,593 as compared to cash and cash equivalents of $863,182 and negative working capital of $2,074,163 as of April 30, 2024.

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

On May 24, 2024, the Company entered into inducement offer letter agreements with certain investors that held certain outstanding Series A-2 warrants to purchase up to an aggregate of 204,572 shares of our common stock with an exercise price of $17.50 per share, originally issued in December 2023 at a reduced exercise price of $10.85 per share (which reduced exercise price was granted to all holders on Series A-2 warrants by the board on May 24, 2024) in partial consideration for the Company’s agreement to issue in a private placement (i) new Series A-3 common stock purchase warrants to purchase up to 253,947 shares of our common stock at an exercise price of $8.74 per share and (ii) new Series A-4 common stock purchase warrants to purchase up to 253,947 shares of our common stock at an exercise price of $8.74 per share for aggregate gross proceeds of approximately $2.2 million from the exercise of the existing warrants, before deducting placement agent fees and other expenses payable by the Company. The Series A-3 Warrants and Series A-4 Warrants are exercisable beginning on the effective dates of stockholder approval of the issuance with such warrants expiring on (i) the five year anniversary of the initial exercise date for the Series A-3 Warrants and (ii) the eighteen month anniversary of the initial exercise date for the Series A-4 Warrants. This transaction closed on May 29, 2024. Wainwright was the exclusive agent for the transaction for which we paid them a cash fee equal to 7.5% from the exercise of the Series A-2 warrant at the reduced exercise price and a management fee equal to 1.0% of such aggregate gross proceeds. The Company also issued warrants to designees of H.C. Wainwright to purchase up to 19,048 shares of our common stock at an exercise price of $10.93 per share.

On August 23, 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with Wainwright to sell shares of our common stock, par value $0.001 per share, (the “Shares”) having an aggregate sales price of up to $2,100,000, from time to time, through an “at the market offering” program under which Wainwright acted as sales agent. The sales of the Shares made under the ATM Agreement were made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We paid Wainwright a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of Shares. From August 23, 2024 through October 29, 2024, the Company sold 1,122,693 shares of its common stock pursuant to the ATM Agreement for gross proceeds of 2,099,667. No additional Shares will be sold under this ATM Agreement. Net proceeds amounted to approximately $1,979,000.

On January 9, 2025, the Company entered into inducement offer letter agreements with certain investors that held certain outstanding warrants to purchase up to an aggregate of 270,861 shares of the Company’s common stock, that were originally issued to the warrant holders in December 2023 and May 2024 (the “Existing Warrants”). The Existing Warrants had an exercise price of $10.85 per share. Pursuant to the inducement letter agreements, the warrant holders agreed to exercise for cash the Existing Warrants at a reduced exercise price of $1.80 per share in partial consideration for the Company’s agreement to issue in a private placement (x) new Series A-5 Common Stock purchase warrants (the “Series A-5 Warrants”) to purchase up to 361,148 shares of our common stock and (y) new Series A-6 Common Stock Purchase Warrants (the “Series A-6 Warrants” and, together with the Series A-5 Warrants, the “New Warrants”) to purchase up to 180,574 shares of common stock. The New Warrants are exercisable beginning on July 13, 2025 (the “Initial Exercise Date”), with such warrants expiring on (i) the five year anniversary of the Initial Exercise Date for the Series A-5 Warrants and (ii) the eighteen month anniversary of the Initial Exercise Date for the Series A-6 Warrants.

The closing of the transactions contemplated by the inducement letters agreements occurred on January 13, 2025. The Company received aggregate gross proceeds of approximately $487,000 from the exercise of the Existing Warrants by the warrant holders, before deducting placement agent fees and other expenses payable by the Company. The Company also issued warrants, that expire on July 15, 2030, to designees of Wainwright to purchase up to 20,315 shares of our common stock at an exercise price of $2.25 per share.

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

Year over Year Changes

Net cash used in operating activities amounted to $4,614,630 and $3,565,953 for the nine months ended January 31, 2025 and 2024, respectively. The principal sources of cash from operating activities in the nine months ended January 31, 2025 was a non-cash item, stock-based compensation of $418,113, a non-cash item, impairment of assets of $1,300,000, and an increase in accounts payable and accrued expenses of $1,308,085. These amounts were offset by a loss of $7,754,208. The principal sources of cash from operating activities in the nine months ended January 31, 2024 were an unrealized loss on equity securities of $2,696,135 and stock-based compensation of $1,044,395. However, the sources of cash were offset by a net loss of $2,379,581, a receipt of equity in lieu of cash of $1,219,012, changes in deferred taxes of $1,657,000 and an increase in accounts receivable of $2,319,001.

Net cash provided by investing activities amounted to $0 and $20,000 in the nine months ended January 31, 2025 and 2024, respectively. The Company purchased a note receivable for $20,000 in the nine months ended January 31, 2024.

For the nine months ended January 31, 2025, net cash provided by financing activities amounted to $4,365,752, which consisted of proceeds from the sale of common stock of $1,979,000 and proceeds from the exercise of warrants of $2,386,752. For the nine months ended January 31, 2024, net cash provided by financing activities amounted to $5,188,611, which consisted of proceeds from the sale of common stock of $5,538,611, which was offset by repayment of $350,000 in principal to our secured lender.

In the nine months ended January 31, 2025 and 2024, there were no expenditures for capital assets. We do not anticipate any capital expenditures in fiscal 2025.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures.

The Company’s management, with the participation of the Principal Executive Officer (the “PEO”) and Principal Financial Officer (the “PFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of January 31, 2025. Based on that evaluation, the PEO and the PFO concluded that, as of January 31, 2025 such controls and procedures were effective.

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

Under the supervision and with the participation of management, including the PEO and the PFO, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of January 31, 2024, based on the criteria established in a report entitled “2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was effective as of January 31, 2025.

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

At January 31, 2025, we had negative working capital of $3,757,593 and for the nine months ended January 31, 2025, we had an operating loss of $6,398,360 and net cash used in operating activities amounted to $4,614,630. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. Our management has turned our focus to our funding portal business, and we plan to use our funding portal experience to build a broker-dealer business, initially for Regulation A and Regulation D offerings. We plan to continue to seek to raise money from private placements, public offerings and/or bank financing. Our management has determined, based on its recent history and the negative cash flow from operations, that it is unlikely that its plan will sufficiently alleviate or mitigate, to a sufficient level, the relevant conditions or events noted above. To the extent that funds generated from any private placements, public offerings and/or bank financing, if available, are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. Accordingly, our management has concluded that these conditions raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to achieve our business plan objectives or be able to achieve or maintain cash-flow-positive operating results. If we unable to generate adequate funds from operations or raise sufficient additional funds, we may not be able to repay our existing debt, continue to operate our business network, respond to competitive pressures or fund our operations. As a result, we may be required to significantly reduce, reorganize, discontinue or shut down our operations.

Our business and operations could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our Common Stock or other reasons may in the future cause us to become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s attention and the attention and resources of our board of directors from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism.

A significant portion of our total assets are held in equity securities of early-stage companies, which securities are illiquid and subject to volatility, which factors could have a material adverse effect on our financial condition and results of operations.

Payment related to the consulting and advisory services provided by Netcapital Advisors is often made through equity stakes from such customers. As of January 31, 2025 and April 30, 2024, approximately $24.1 million and $25.3 million, respectively, of our holdings are issued by companies whose securities do not trade on public markets. The securities issued are typically in private companies with no established trading market for their securities, that often have limited operating histories, limited operating cash, and negative cash flows. Additionally, these securities are primarily restricted, and are subject to legal holding periods pursuant to Rule 144 or other applicable exemptions. The stock price of such issuers is often volatile, unpredictable, and with limited liquidity, and the value of such securities on the date of receipt compared to the date when we are able to legally sell the securities may decrease significantly. The value ascribed to our assets in our financial statements as of a particular date may be materially greater than or less than the value that would be realized if our assets were to be liquidated as of such date. Accordingly, the value of such holdings may change over time due to factors that we do not control, such as issuance of securities by such companies at lower prices or other market factors. One such example of a change in value occurred in the three-month period ended January 31, 2025, we recognized an impairment loss of $1.3 million dollars, or 100% of the previous value of our holdings, due to the resignation and abandonment of an issuer by its sole executive. Another such example of a change in value occurred in the period ended January 31, 2024, we recognized an unrealized loss of approximately $2.7 million on the value of our equity securities due to the decline in value of a single issuer due to the sale of its common stock at a price of $0.16, which represented an impairment of more than 80% of the previous value of our holdings in such issuer, which resulted in a reduction of our retained earnings. Changes to the value of our holdings could have a material adverse effect on our financial condition and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 9, 2025, the Company entered into inducement offer letter agreements with certain warrant holders to exercise for cash 270,861 outstanding warrants at a reduced exercise price of $1.80 per share (previously $10.85 per share). In consideration, the Company issued Series A-5 and Series A-6 Common Stock Purchase Warrants to purchase an aggregate of 541,722 shares of common stock, at an exercise price of $2.07. The Series A-5 Warrants expire five years from their initial exercise date of July 13, 2025, and the Series A-6 Warrants expire eighteen months from the same date.

The transaction closed on January 13, 2025, generating gross proceeds of approximately $487,000, before deducting placement agent fees and expenses. The Company also issued 20,315 warrants to designees of H.C. Wainwright & Co. at an exercise price of $2.25 per share, expiring July 15, 2030. The securities were issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act and the proceeds were used for operating expenses.

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

Rule 10b5-1 Trading Plans

During the fiscal quarter ended January 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS.

Exhibit No.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2025 is formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: March 17, 2025	NETCAPITAL INC.

	By:	/s/ Martin Kay
Martin Kay
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Coreen Kraysler
Coreen Kraysler Chief Financial Officer
(Principal Financial and Accounting Officer)

-37-