Form 10-K
period 2025-04-30
Netcapital Inc.
filed 2025-08-12
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2025

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

(781) 925-1700
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NCPL	The Nasdaq Stock Market LLC
Warrants exercisable for one share of Common Stock	NCPLW	The Nasdaq Stock Market LLC

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

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on October 31, 2024 was approximately $2,861,671.

As of August 12, 2025, the registrant has one class of common equity, and the number of shares outstanding of such common equity was 4,720,056.

Documents Incorporated By Reference: Specified portions of the registrant’s proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Schedule 14A in connection with the registrant’s 2025 Annual Meeting of Stockholders (the “Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement is not deemed to be filed as part hereof.

TABLE OF CONTENTS

PART I

Item 1.	Business.	4
Item 1A.	Risk Factors.	16
Item 1B.	Unresolved Staff Comments.	35
Item 1C	Cybersecurity	35
Item 2.	Properties.	35
Item 3.	Legal Proceedings.	35
Item 4.	Mine Safety Disclosures.	35

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	36
Item 6.	Selected Financial Data.	37
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	38
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	51
Item 8.	Financial Statements.	51
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.	51
Item 9A.	Controls and Procedures.	51
Item 9B.	Other Information.	51
Item 9C.	Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.	51

PART III

	Certain information called for by Part III (Items 10, 11, 12, 13 and 14) has been omitted as Registrant intends to file with the Securities and Exchange Commission not later than 120 days after the close of its fiscal year a definitive Proxy Statement pursuant to Regulation 14A.	52

PART IV

Item 15.	Exhibits, Financial Statements Schedules.	53
Item 16.	Form 10-K Summary	56

SIGNATURES		57

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

Risks Related to our Financial Position

●	Our financial situation creates doubt whether we will continue as a going concern.

●	Our obligations to the U.S. Small Business Administration is secured by security interests in our assets, so if we default on those obligations, they could foreclose on some or all of our assets.

●	We recently recognized impairments totaling $17.9 million to the value of several of our portfolio company investments, and for the fiscal year ended April 30, 2025, we recognized total impairments of $19.9 million, which may adversely affect our financial condition and the value of our securities.

Risks Related to our Business and Growth Strategy

●	We have a limited operating history and our profits were previously generated primarily by unrealized gains from equity securities we own in other companies. Although we were previously profitable, we have suffered losses the last few years and there is no guarantee that we will return to profitability

●	We operate in a highly regulated industry and those regulations are constantly evolving and may be interpreted in ways that could impact our business.

●	Our wholly owned subsidiary, Netcapital Funding Portal Inc. has licensed the technology necessary to operate our funding portal and if Netcapital Funding Portal Inc. fails to comply with any obligations under this license agreement, it may be subject to termination which could severely impact our ability to operate our funding portal and would adversely affect our business, financial position and results of operations.

●	Our products face significant competition, and if they are unable to compete successfully, our business may suffer.

Risks Related to Receipt of Securities for Services

●	A significant portion of our total assets are held in equity securities of early-stage companies, which are illiquid and subject to volatility, and could have a material adverse effect on our financial condition and results of operations.

●	We are not, and do not intend to become, regulated as an investment company under the U.S. Investment Company Act of 1940, as amended, or the 40 Act, (and similar legislation in other jurisdictions) and if we are deemed an “investment company” under the 40 Act applicable restrictions would make it impractical for us to operate as contemplated.

Risks Related to Operation of our Proposed Secondary Trading Platform

●	We will be dependent on a third-party for operation of our proposed secondary trading platform. Any disruption in the services provided by such third-party provider could adversely affect our business. In addition, there is no guarantee that we will officially launch our secondary trading platform which could have a material adverse effect on our business.

●	We may become involved in disputes or litigation matters between customers with respect to failed transactions on our proposed secondary trading platform (such as in the event of delayed delivery or a failure to deliver securities).

●	Failure to launch our proposed secondary trading platform could result in continued lack of liquidity for investors in our target market. Should this lack of liquidity cause reduced investor interest in investing in the unregistered or private securities offered by our clients, they may be less inclined to use our platform which could have a material adverse effect on our business or results of operations.

Risks Related to our Proposed Broker-Dealer Activities

●	Regulatory and legal uncertainties related to broker-dealers could harm our business.

●	As a licensed broker-dealer, Netcapital Securities Inc. is subject to regulatory scrutiny and it may be fined or subject to other disciplinary or corrective actions if it does not maintain the capital and liquidity levels required by regulators.

Risk Factors Related to Our Common Stock

●	Our ability to have our securities traded on the Nasdaq Capital Market is subject to us meeting applicable listing criteria.

●	There can be no assurance that we will be able to comply with Nasdaq’s continued listing standards, a failure of which could result in a delisting of our common stock and warrants.

●	We recently sold a substantial number of shares of our common stock and warrants to purchase common stock in a public offering, which could cause the price of our common stock to decline

●	The market price of our common stock is highly volatile and could be subject to volatility related or unrelated to our operations.

●	Market and economic conditions may negatively impact our business, financial condition and share price.

●	Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.

●	We do not intend to pay cash dividends on our shares of common stock so any returns will be limited to the value of our shares.

ITEM 1. BUSINESS.

Overview

Netcapital Inc. is a fintech company with a scalable technology platform that allows private companies to raise capital online from accredited and non-accredited investors. We give virtually all investors the opportunity to access investments in private companies. Our model is disruptive to traditional private equity investing and is based on Title III, Regulation Crowdfunding (“Reg CF”) of the Jumpstart Our Business Startups Act (“JOBS Act”). We generate fees from listing private companies on our funding portal located at www.netcapital.com. Our consulting group, Netcapital Advisors Inc. (“Netcapital Advisors”), which is a wholly owned subsidiary, provides marketing and strategic advice to companies in exchange for cash fees and previously also received equity positions in certain select portfolio companies. The Netcapital funding portal is registered with the SEC, is a member of the Financial Industry Regulatory Authority (“FINRA”), a registered national securities association, and provides investors with opportunities to invest in private companies. In addition, we recently expanded our model to include Regulation A (“Reg A”) offerings, which are conducted by our wholly owned subsidiary Netcapital Securities Inc. “(“Netcapital Securities”), which is a licensed broker-dealer with FINRA. Both A and Reg CF offerings are made available to investors via the Company’s website, www.netcapital.com.

Our Business

We provide private company investment access to accredited and non-accredited investors through (i) our online portal (www.netcapital.com), which is operated by our wholly owned subsidiaries Netcapital Funding Portal, Inc and (ii) our broker-dealer subsidiary, Netcapital Securities. The Netcapital funding portal charges a $5,000 listing fee, a 4.9% portal fee for capital raised at closing, and beginning in fiscal year 2025, a 1% success fee paid for with equity of the funding portal customer. In addition, the portal generates fees for other ancillary services, such as rolling closes. Netcapital Advisors previously generated fees and equity stakes from consulting in select portfolio (“Portfolio Companies”) and non-portfolio clients. Given our limited staff, we did not seek consulting engagements in fiscal 2025 and we do not plan to seek them in fiscal 2026. With respect to services for Reg A offerings, Netcapital Securities charges a listing fee of $25,000 and a success fee of 4.9% of the capital raised by an issuer under Reg A.

We generated revenues of $869,460, with costs of service of $40,344, in the year ended April 30, 2025 for a gross profit of $829,116 as compared to revenues of $4,951,435, with costs of service of $108,060, in the year ended April 30, 2025 for a gross profit of $4,843,375 (consisting of $3,537,700 in equity securities for payment of services and $1,413,736 in cash-based revenues, offset by $108,060 for costs of services). In fiscal 2025, we did not provide consulting services to Portfolio Companies in exchange for equity, which accounts for the largest portion of our decline in revenues in fiscal 2025 as compared to fiscal 2024 as we received revenues of approximately $3.5 million fiscal 2024 and compared to $0 in fiscal 2025. However, our funding portal did charge a 1% fee, payable in securities, to every issuer that closed an offering. The dollar value of that fee amounted to $72,090 and $97,700 for the years ended April 30, 2025 and 2024, respectively.

Revenue from portal fees decreased by $285,294, or 33%, in fiscal 2025 to $589,074 from $874,368 in fiscal 2024. Revenue from portal fees consists of a 4.9% fee of the total capital raised by an issuer plus fixed miscellaneous charges for administrative fees, such as a rolling close, or the filing of an amended offering statement. The decrease is attributable to a 29% decrease in the total dollars invested through the portal, from $14.8 million in fiscal 2024 to $10.6 million in fiscal 2025. The total number of issuers on the Netcapital funding portal in fiscal 2025 and 2024 that successfully closed an offering was 49 and 53, respectively.

Revenue from listing fees decreased by $234,540, or 53%, to $207,500 in fiscal 2025 as compared to $442,040 in fiscal 2024. The decrease in listing revenue is directly attributable to the 54% decrease in offerings launched in fiscal 2025, as compared to fiscal 2024. New listings dropped from 82 in Fiscal 2024 to 38 in fiscal 2025. Listing fees are typically $5,000 per issuer, and they are the first form of revenue earned by our Funding Portal when an issuer signs a contract with us to sell securities on the funding portal. After the listing contract is signed, an issuer typically takes two months before it is ready to launch an offering. Most issuers remain on the funding portal, marketing their offering, for a period of six to nine months.

In fiscal 2025 and 2024, the average amount raised in an offering on the Netcapital funding portal was $215,745 and $280,978, respectively. The total number of offerings on the Netcapital funding portal in fiscal 2025 and 2024 that closed was 70 in each fiscal year, of which 21 and 17 offerings hosted on the Netcapital funding platform in fiscal 2025 and 2024, respectively, terminated their listings without raising the required minimum dollar amount of capital.

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

Consulting Business

Our consulting group, Netcapital Advisors helps companies at all stages to raise capital. Netcapital Advisors provides strategic advice, technology consulting and online marketing services to assist with fundraising campaigns on the Netcapital platform. In the past we also acted as an incubator and accelerator, taking equity stakes in select disruptive start-ups, and we own positions in ten of these Portfolio Companies that we value at approximately $6 million. We have written off our investment in twelve Portfolio Companies and recorded a non-cash loss of more than $19.9 million from our non-cash investment in failed entities.

Netcapital Advisors’ services include:

●	investor introductions;
●	online marketing;
●	website design, software and software development;
●	message crafting, including pitch decks, offering pages, and ad creation;
●	strategic advice; and
●	technology consulting.

Broker-Dealer Business

In November 2024, wholly owned subsidiary, Netcapital Securities Inc. received approval from FINRA to become a FINRA-member broker dealer. We believe that by having a registered broker-dealer, it may create opportunities to expand the Company’s revenue base by hosting and generating additional fees from Reg A and Reg D offerings on the Netcapital platform, earning additional fees in connection with offerings that may result from the introduction of clients to other FINRA broker-dealers and expanding our distribution capabilities by leveraging strategic partnerships with other broker-dealers to distribute offerings of issuers that utilize the Netcapital platform to a wider range of investors in order to maximize market penetration and optimize capital raising efforts. As of the date of this report, Netcapital Securities has been engaged by one issuer seeking to raise capital via a Regulation A offering.

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

We are subject, both directly and indirectly, to various laws and regulations relating to our business. If any of the laws are amended, compliance could become more expensive and directly affect our income. We intend to comply with such laws, but new restrictions may arise that could materially adversely affect our Company. Specifically, the SEC regulates our funding portal business, and our funding portal is also a member of FINRA and is regulated by FINRA. We are also subject to the USA Patriot Act of 2001, which contains anti-money laundering and financial transparency laws and mandates various regulations applicable to financial services companies, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. Anti-money laundering laws outside of the United States contain some similar provisions. We are also subject to additional regulation and supervision of the SEC and FINRA, including without limitation Rule 15c3-1 under the Securities Exchange Act of 1934 (the Uniform Net Capital Rule). The Uniform Net Capital Rule specifies minimum capital requirements intended to ensure the general financial soundness and liquidity of broker-dealers. The Uniform Net Capital Rule prohibits broker-dealers from paying cash dividends, making unsecured advances or loans or repaying subordinated loans if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement. Our failure to comply with these requirements as applicable to us could have a material adverse effect on us.

Our Market

The traditional funding model restricts access to capital, investments and liquidity. According to Harvard Business Review, venture capital firms (“VCs”) invest in fewer than 1% of the companies they consider and only 10% of VC meetings are obtained through cold outreach. In addition, only 2% of VC funding went to women-owned firms in 2024, according to PitchBook, while Crunchbase revealed that only 0.4% of startup funding went to black-owned firms.

Furthermore, under the traditional model, the average investor lacked access to early-stage investments. Prior to the JOBS Act, almost 90% of U.S. households were precluded from investing in private deals, per dqydj.com. Liquidity has also been an issue, as private investments are generally locked up until IPO or takeout.

The JOBS Act helped provide a solution to these issues by establishing the funding portal industry, which is currently in its infancy. Title III of the JOBS Act outlines Reg CF, which traditionally allowed private companies to raise up to $1.07 million. In March 2021, regulatory enhancements by the SEC went into effect and increased the limit to $5 million. These amendments increased the offering limits for Reg CF, Reg A and Regulation D, Rule 504 offerings as follows: Reg CF increased to $5 million; Regulation D, Rule 504 increased to $10 million from $5 million; and Reg A Tier 2 increased to $75 million from $50 million.

According to KingsCrowd, the 2021 increase in offering limits has served to boost the attractiveness of Reg CF to later stage issuers. While the previous $1 million cap on annual funding was perceived as too restrictive for capital-intensive companies, $5 million every twelve months can be a viable alternative for companies post seed stage.

Reg CF funding grew from $74.8 million in 2018 to $343.6 million in 2024, an increase of 360%, according to KingsCrowd. Although funding was down from its 2021 peak of $496.1 million, the number of Reg CF raises reached a new high in the final month of 2024 to 569 offerings, above the previous high in March 2022 of 561. The average investment size also increased by 26% in 2024 to $1,500 from $1,190 in the previous year. We believe a significant opportunity exists to disrupt private capital markets via the Netcapital funding portal.

Reg A+ offerings raised $244 million in 2024, an increase of 7.5% from the previous year, according to KingsCrowd. While 61 offerings closed during the year, 34 new offerings were launched. $2 million was the 2024 median Reg A+ raise, while the average raise was $7.7 million. We plan to support Reg A+ raises through our broker-dealer subsidiary, Netcapital Securities.

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

The technology necessary to operate our funding portal is licensed from Netcapital Systems LLC, a Delaware limited liability company, of which Jason Frishman, Netcapital Founder, owns a 29% interest, under a license agreement with the Funding Portal. Payments under the licensing agreement amounted to $95,000 and $195,000 in the years ended April 30, 2025 and 2024, respectively.

Proposed Alternative Trading (“ATS”) Relationship

We believe that lack of liquidity is a key issue for investors in private companies in our targeted market. We also recognize that secondary trading of securities in private companies is subject to extensive regulation and oversight. Such regulation and oversight includes, but is not limited to, the need to be a registered broker-dealer that is licensed to operate an ATS, or to partner with an entity that is licensed to do so. In order to try to address what we believe is a large, unmet need, our wholly-owned subsidiary, Netcapital Systems LLC, a Utah limited liability company (“Netcapital UT LLC”), entered into a software license and services agreement on January 2, 2023 (the “Templum License Agreement”) with Templum Markets LLC (“Templum”), to provide issuers and investors on the Netcapital platform with the potential for greater distribution and liquidity. Templum is a company that provides capital markets infrastructure for trading private equity securities, and operates an ATS with approval in 53 U.S. states and territories for the trading of unregistered or private securities. As of the date of this report, we have paused further development and roll-out while we reevaluate evolving market conditions and customer expectations.

The operation of the Templum ATS is (or any similar ATS will be) subject to extensive regulation and oversight. Accordingly, any regulatory delays or objections will also result in delays in our ability to fully launch the proposed platform. In addition, because we cannot easily switch between operators of secondary trading platforms of this nature, any disruption of or interference, whether due to regulatory issues or natural disasters, cyber-attacks, terrorist attacks, power losses, telecommunications failures, or other similar events, would impact our operations and may adversely affect the ability of issuers and investors to utilize this platform. There is no obligation for Templum to renew its agreements with us on commercially reasonable terms or at all.

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

We estimate that the cost for developing this platform will not exceed $1.0 million, most of which has already been incurred and consists of salaries or fees paid to engineers and consultants. We have and continue to pay these expenses from our working capital. We do not currently have a revenue model associated with the sales of securities on the proposed ATS. However, we may seek to incorporate this revenue model in the future, provided that we determine any such revenue model is in strict compliance with all regulatory guidelines.

We currently anticipate that we will also be able to sell our interests in any portfolio company using the Templum ATS (or any similar ATS) provided such sales are made in a regulatorily compliant matter. We expect to place a restriction on any sales during any period in which an issuer is offering its securities for sale on the Netcapital funding platform. In addition, securities issued in a Reg CF transaction generally cannot be resold for a period of one year, unless the securities are transferred: (1) to the issuer of the securities; (2) to an “accredited investor”; (3) as part of an offering registered with the SEC; or (4) to a member of the family of the purchaser or the equivalent, to a trust controlled by the purchaser, to a trust created for the benefit of a member of the family of the purchaser or the equivalent, or in connection with the death or divorce of the purchaser or other similar circumstance. Accordingly, any shares owned by us would also be subject to these restrictions. Additional restrictions may be implemented, and there can be no assurance that we will ever sell any of our interests in any portfolio company using the Templum ATS (or any other similar ATS). Further, our insider trading policy prohibits all of our employees, officers, consultants and directors from buying or selling securities while in possession of material non-public information and all such parties are also required to maintain strict confidentiality of all such information. In addition, in order to maintain compliance with our insider trading policies, any affiliate or employee seeking to trade securities in any issuer listed on the funding portal must receive prior approval and clearance from our Chief Financial Officer and all such requests for clearance will be documented and maintained with our compliance department.

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

Our Strategy

Our strategy is to:

●	Generate New Investor Accounts. Growing the number of investor accounts on our platform is a top priority. Investment dollars continuing to flow through our platform is a key revenue driver. When issuers advertise their offerings, they are generating new investor accounts for us at no cost to Netcapital. We plan to supplement our issuers’ spend on advertising by increasing our online marketing spend as well, which may include virtual conferences going forward.

●	Hire Additional Business Development Staff. We seek to hire additional business development staff to generate new crowdfunding clients.

●	Increase the Number of Companies on Our Platform via Marketing. When a new company lists on our platform, they bring their customers, supporters, and brand ambassadors as new investors to Netcapital. We plan to increase our marketing budget to help grow our portal clients.

●	Invest in Technology. Technology is critical to everything that we do. We plan to invest in developing innovative technologies that enhance our platform and allow us to pursue additional service offerings.

●	Accelerate Our Advisory Portfolio Clients. The advisory portfolio and our equity interests in select advisory clients represent potential upside for our shareholders. We seek to assist our advisory clients.

●	Expand Internationally. We believe there is a significant opportunity to expand into Europe and Asia as an appetite abroad grows for U.S. stocks.

●	Provide a secondary trading feature. We believe that lack of liquidity is a key issue for investors in private companies in our targeted market. Accordingly, we are exploring ways in which we can provide our clients with the ability to access a secondary trading feature. In January 2023, we entered into the Templum License Agreement to provide issuers and investors on the Netcapital platform with the potential for greater distribution and liquidity. Templum is an operator of an ATS with approval in 53 U.S. states and territories for the trading of unregistered or private securities to provide issuers and investors on the Netcapital platform with the potential for greater distribution and liquidity. We are currently working with Templum on the design of the required software to enable issuers and investors on the Netcapital platform the ability to access the Templum ATS in order to engage in secondary trading of securities. In July 2024, we announced the launch of our beta version for this secondary trading platform and our goal was to offer such secondary trading platform through the Templum ATS to all issuers and investors on the Netcapital funding portal before the end of 2025 subject to compliance with all regulatory requirements, As of the date of this report, we have paused further development and roll-out while we reevaluate evolving market conditions and customer expectations.

●	New Verticals Represent a Compelling Opportunity. We operate in a regulated market supported by the JOBS Act. We are working on expanding our model to include Regulation A and Regulation D offerings.

●	Broker-Dealer License. In November 2024, our wholly-owned subsidiary, Netcapital Securities Inc. received approval to become a FINRA-member broker dealer. We believe that by having a registered broker-dealer, it may create opportunities to expand the Company’s revenue base by hosting and generating additional fees from Reg A and Reg D offerings on the Netcapital platform, earning additional fees in connection with offerings that may result from the introduction of clients to other FINRA broker-dealers and expanding our distribution capabilities by leveraging strategic partnerships with other broker-dealers to distribute offerings of issuers that utilize the Netcapital platform to a wider range of investors in order to maximize market penetration and optimize capital raising efforts.

Investment Portfolio

An additional part of our story involves the potential value creation driven by our portfolio companies. In our portfolio, we focus on companies with emerging, disruptive technologies. A partial list of our investment portfolio is described below:

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

Risks related to an investment in Hiveskill LLC (“Hiveskill”) include, but are not limited to the following:

●	Competition in the markets in which Hiveskill competes could prevent it from generating or sustaining revenue growth and generating or maintaining profitability;
●	Hiveskill operates in an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products, and continuing and rapid technological advancement; and
●	Maintaining its reputation is critical to Hiveskill’s ability to attract and retain clients, and any failure, or perceived failure, to appropriately operate its business or deal with matters that give rise to reputation risk may materially and adversely harm the business, prospects and results of operations

The following table summarizes the components of investments as of April 30, 2025 and 2024:

	April 30, 2025	April 30, 2024

Netcapital DE LLC	$1,985	$48,128
MustWatch LLC	-	440,000
Zelgor Inc.	1,400,000	1,400,000
ChipBrain LLC	-	3,366,348
Vymedic Inc.	11,032	11,032
C-Reveal Therapeutics LLC	50,000	50,000
Deuce Drone LLC	-	2,350,000
Hiveskill LLC	712,500	712,500
ScanHash LLC	425,000	425,000
Caesar Media Group Inc.	-	1,999,128
Cust Corp.	1,200,000	1,200,000
Reper LLC	1,200,000	1,200,000
Dark LLC	-	2,100,000
Netwire LLC	-	1,300,000
CountSharp LLC	-	1,170,000
CupCrew LLC	-	1,170,000
HeadFarm LLC	-	1,170,000
AceHedge LLC	-	1,110,000
Fantize LLC	-	1,110,000
StockText LLC	-	1,220,000
RealWorld LLC	-	1,170,000
1% equity fee received - 61 issuers in 2025, 30 issuers in 2024	169,790	97,700
KingsCrowd Inc.	577,743	513,550
Total Investments at fair value	$5,748,050	$25,333,386

Major Customers

For the year ended April 30, 2025, the Company had one customer that constituted 20% of its revenues, and a second customer that accounted for 11% of its revenues. For the year ended April 30, 2024, the Company had one customer that constituted 25% of its revenues, a second customer that constituted 22% of its revenues, and a third customer that constituted 22% of its revenues.

Recent Developments

July 2025 Warrant Exercises

In July 2025, we issued an aggregate of 269,257 shares of our common stock to warrant holders that exercised warrants to purchase 418,510 shares of common stock on a net exercise basis.

July 2025 Registered Direct Offering and Concurrent Private Placement #2

On July 16, 2025, we entered into a securities purchase agreement (the “July 2025 Purchase Agreement #2”) with certain institutional investors, pursuant to which we agreed to sell 641,712 shares (the “July 2025 Shares #2”) of our common stock, at a purchase price of $4.675 per share (the “July 2025 Offering #2”) for gross proceeds of approximately $3 million, prior to deducting placement agent’s fees and other offering expenses payable by us. We intend to use approximately $250,000 of the net proceeds from the July 2025 Offering #2 for the repayment of certain outstanding promissory notes and the remainder for working capital and other general corporate purposes. The July 2025 Shares #2 were offered pursuant to our shelf registration statement on Form S-3 (File No. 333-267921), which was declared effective by the Securities Exchange Commission on October 26, 2022.

Concurrently with the sale of July 2025 Shares #2 pursuant to the July 2025 Purchase Agreement #2 in a private placement, for each July 2025 Share #2 purchased by the investors, such investors received an unregistered warrant (the “July 2025 Investor Warrants #2”) to purchase one share of our common stock, or 714,286 shares in the aggregate (the “July 2024 Investor Warrant Shares #2”). The July 2025 Investor Warrants #2 have an exercise price of $4.55 per share and are exercisable immediately upon issuance for a twenty-four month period following the date of effectiveness of resale registration statement providing for a resale of the shares underlying the July 2025 Investor Warrants #2, which resale registration statement is required to be filed within 30-days of the July 2025 Purchase Agreement #2.

In connection with the July 2025 Offering #2, we paid H.C. Wainwright & Co. LLC, as placement agent (“Wainwright”) an aggregate cash fee equal to 7.5% of the gross proceeds from the sale of securities in the July 2025 Offering #2 and a management fee equal to 1.0% of the gross proceeds raised in the July 2025 Offering #2. We also issued Wainwright (or its designees) a warrant (the “Placement Agent Warrants #2”) to purchase up to 7.5% of the aggregate number of July 2025 Shares #2 sold in the offering, or warrants to purchase up to 48,128 shares of Common Stock, at an exercise price equal to 125.0% of the offering price per share of our common stock, or $5.8438 per share. In addition, upon the cash exercise of July 2025 Warrants #2, we also agreed to issue Wainwright (or its designees) additional Placement Agent Warrants #2 to purchase an amount of share of our common stock equal to 7.5% of the aggregate number of July 2025 Investor Warrants Shares #2 issued upon cash exercise of the July 2025 Investor Warrants #2. The Placement Agent Warrants #2 are (or will be) exercisable immediately upon issuance for a period of five years following the commencement of the sales pursuant to the July 2025 Offering #2.

The closing of the sales of these securities under the July 2025 Purchase Agreement #2 took place on July 17, 2025.

July 2025 Registered Direct Offering and Concurrent Private Placement #1

On July 2, 2025, we entered into a securities purchase agreement (the “July 2025 Purchase Agreement #1”) with certain institutional investors, pursuant to which we agreed to sell 714,286 shares (the “July 2025 Shares #1”) of our common stock, at a purchase price of $7.00 per share (the “July 2025 Offering #1”) for gross proceeds of approximately $5 million, prior to deducting placement agent’s fees and other offering expenses payable by us. We used approximately $320,000 of the net proceeds from the July 2025 Offering #1 for the repayment of certain outstanding promissory notes and intend to use the remainder for working capital and other general corporate purposes. The July 2025 Shares #1 were offered pursuant to our shelf registration statement on Form S-3 (File No. 333-267921), which was declared effective by the Securities Exchange Commission on October 26, 2022.

Concurrently with the sale of July 2025 Shares #1 pursuant to the July 2025 Purchase Agreement #1 in a private placement, for each July 2025 Share #1 purchased by the investors, such investors received an unregistered warrant (the “July 2025 Investor Warrants #1”) to purchase one share of our common stock, or 714,286 shares in the aggregate (the “July 2024 Investor Warrant Shares #1”). The July 2025 Investor Warrants #1 have an exercise price of $6.88 per share and are exercisable immediately upon issuance for a twenty-four month period following the date of effectiveness of resale registration statement providing for a resale of the shares underlying the July 2025 Investor Warrants #1, which resale registration statement is required to be filed within 30-days of the July 2025 Purchase Agreement #1.

In connection with the July 2025 Offering #1, we paid Wainwright, as placement agent an aggregate cash fee equal to 7.5% of the gross proceeds from the sale of securities in the July 2025 Offering #1 and a management fee equal to 1.0% of the gross proceeds raised in the July 2025 Offering #1. We also issued Wainwright (or its designees) a warrant (the “Placement Agent Warrants #1”) to purchase up to 7.5% of the aggregate number of July 2025 Shares #1 sold in the offering, or warrants to purchase up to 53,571 shares of our common stock, at an exercise price equal to 125.0% of the offering price per share of our common stock, or $8.75 per share. In addition, upon the cash exercise of July 2025 Warrants #1, we also agreed to issue Wainwright (or its designees) additional Placement Agent Warrants to purchase an amount of share of Common Stock equal to 7.5% of the aggregate number of July 2025 Investor Warrants Shares #2 issued upon cash exercise of the July 2025 Investor Warrants #1. The Placement Agent Warrants #! are (or will be) exercisable immediately upon issuance for a period of five years following the commencement of the sales pursuant to the July 2025 Offering #1.

The closing of the sales of these securities under the July 2025 Purchase Agreement #1 took place on July 7, 2025.

Horizon License

On June 26, 2025, we entered into a Horizon Software Agreement (the “Horizon Agreement’) with Horizon Globex GmbH, a company incorporated in Switzerland (“Horizon”) pursuant to which Horizon granted us a royalty free, paid-up, non-exclusive, perpetual, irrevocable, unrestricted license to use the Licensed Software (as defined in the Horizon Agreement) with our branding and image, in the United States to provide capital-raising and secondary trading services to its clients in consideration for the issuance of 500,0000 shares (the “Horizon Shares”) of our common stock to Horizon or its affiliate. The Horizon Agreement may be terminated by either party upon a default in the performance of any material obligation under the Agreement is not cured within 30-days after receipt of such notice. In addition, the Horizon Agreement may be terminated immediately by either party in the event the other party files or has filed against it any petition for relief under any bankruptcy statute or similar statute of any jurisdiction, or an order for relief in any bankruptcy or reorganization proceeding is entered against the other party and such order remains undischarged for a period of sixty (60) days; or a receiver is appointed for the other Party; or the other party is dissolved or liquidated, or ceases to carry on its business, or makes an assignment for the benefit of its creditors.

ATM Increase

On June 23, 2025, we filed a prospectus supplement under our At-The-Market-Offering Agreement with Wainwright for an aggregate of $975,000 of additional shares of our common stock. From June 23, 2025 to June 25, 2025, we sold 229,404 shares of our common stock through Wainwright at an average price of approximately $4.25 per share, resulting in aggregate gross proceeds of approximately $974,747, for which it paid Wainwright approximately $29,242 in commissions and other issuance costs of $1,438, resulting in net proceeds to the Company of approximately $944,067.

June 2025 Private Placement

On June 10, 2025, we entered into subscription agreements (the “Subscription Agreements”) with ten accredited investors to issue an aggregate of 118,750 shares (the “June 2025 Shares”) of our common stock at a purchase price of $4.00 per share (the “Purchase Price”) in a private placement, for gross proceeds of $475,000. We agreed to file a registration statement on providing for the resale of the Shares (the “Resale Registration Statement”) within 60 calendar days of the initial closing of the private placement (the “Filing Date”) and to use reasonable best efforts to cause the Resale Registration Statement to be declared effective by the SEC within 90 calendar days following the final closing of the private placement date of the Filing Date. Until the June 2025 shares are sold in accordance with applicable law, the Subscriber agrees to vote the shares in favor of all resolutions recommended by our Board of Directors, and to deliver any proxy or voting instruction required by us to effectuate this obligation. The Subscription Agreements include a price adjustment provision whereby if the Company issues additional shares at a price lower than the Purchase Price during the period beginning on the date of the Subscription Agreements and prior to the date that is 6-months following the Filing Date, investors will receive additional shares to reflect the lower price, subject to the minimum price as defined under Nasdaq Rule 5635(d) on the date the Subscription Agreements were signed, which was $2.56. The Company intends to use the net proceeds from the offering for general corporate purposes.

Amendment to Netcapital 2023 Omnibus Equity Incentive Plan

On June 6, 2025, our board of directors approved an amendment (the “Plan Amendment”) to the Netcapital 2023 Omnibus Equity Incentive Plan (the “Plan”) subject to stockholder approval, to: (i) increase the number of shares authorized for issuance under the Plan to 1,547,556 shares, and (ii) crease the evergreen limit from 5% to 10% of our outstanding shares, to allow for greater flexibility in future equity awards.

Formation of Advisory Boards

On June 6, 2025, our Board of Directors approved the formation of two strategic advisory boards: the Crypto Advisory Board and the Game Advisory Board.

We entered into advisory agreements with each member of the Crypto and Game Advisory Boards. Under these advisory agreements, each advisor will provide us with sector-specific strategic guidance, marketing insight, partnership referrals, and other advisory services relevant to their industry expertise. The initial term of each advisory agreement is eighteen months and may be extended by mutual agreement of the parties. In consideration of the services rendered under these advisory agreements, we issued a total of 783,722 non-qualified stock options to the advisors of the Crypto and Game Advisory Boards under the Plan as amended by the Plan Amendment. Such options are not exercisable unless and until our stockholders approve the Plan Amendment.

May 2025 Note Financings

In May 2025, we completed the sale of debt pursuant to two separate securities purchase agreements with 1800 Diagonal Lending LLC, a Virginia limited liability company, under which it issued the following convertible promissory notes:

●	A convertible promissory note in the principal amount of $61,360, for a purchase price of $52,000, reflecting an original issue discount of $9,360. The note carried a one-time interest charge of 12% and is repayable in ten (10) monthly payments of $6,872.30 beginning May 30, 2025. It matures on February 28, 2026 and is convertible into shares of common stock following an event of default, subject to a 25% discount to the then-current market price, subject to Nasdaq shareholder approval limits. We prepaid the note in full on July 8, 2025, with a remittance of $52,779 after having made two of the 10 scheduled monthly payments.
●	A second convertible bridge note in the principal amount of $64,960, for a purchase price of $56,000, with an original issue discount of $8,960. The note also carried a 12% one-time interest charge and is repayable in five (5) monthly payments beginning October 30, 2025. It shares the same maturity date and default-based conversion rights as the first note. We prepaid the note in full on July 8, 2025, with a remittance of $69,845.

On May 1, 2025, we completed a private financing transaction with a single accredited investor and issued an unsecured, non-convertible promissory note in the principal amount of $400,000. The note was issued at a 50% OID for gross proceeds of $200,000. The note bears interest at 8% per annum, matures three months from the issuance date, and is prepayable at any time without penalty. In the event of default, the interest rate increases to 20% per annum. The note is due on August 1, 2025.

Employees

As of April 30, 2025, the Company had three members of its senior corporate personnel. As of April 30, 2025, we had approximately 20 employees, all of which were full time. None of our employees are unionized or covered by collective bargaining agreements, and we consider our current employee relations to be good.

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

Our principal executive offices are located at One Lincoln Street, Boston, Massachusetts and our telephone number is 781-925-1700. We maintain a corporate website with the address https://www.netcapitalinc.com, our funding portal maintains a website with the address http://www.netcapital.com, Netcapital Advisors maintains a website at http://www.netcapitaladvisors.com and our broker dealer also uses https://www.netcapital.com. We have not incorporated by reference into this Report on Form 10-K the information on any of our websites and you should not consider any of such information to be a part of this document. Our website addresses are included in this document for reference only.

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

Risks Related to Financial Position

Our financial situation creates doubt whether we will continue as a going concern.

As of April 30, 2025, the Company had negative working capital of $5,096,163 and for the year ended April 30 2025, the Company had an operating loss of $8,321,317 and net cash used in operating activities amounted to $5,339,211. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. Our management has determined, based on its recent history and the negative cash flow from operations, that it is unlikely that its plan will sufficiently alleviate or mitigate, to a sufficient level, the relevant conditions or events noted above. To the extent that funds generated from any private placements, public offerings and/or bank financing, if available, are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. Accordingly, our management has concluded that these conditions raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to achieve our business plan objectives or be able to achieve or maintain cash-flow-positive operating results. If we are unable to generate adequate funds from operations or raise sufficient additional funds, we may not be able to repay our existing debt, continue to operate our business network, respond to competitive pressures or fund our operations. As a result, we may be required to significantly reduce, reorganize, discontinue, or shut down our operations.

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

Our obligations to the U.S. Small Business Administration is secured by security interests in our assets, so if we default on those obligations, they could foreclose on some or all of our assets.

Our obligations to the U.S. Small Business Administration (“SBA”) is secured by security interests in our assets. As of April 30, 2025. approximately $0.5 million was owed to the SBA. If we default on our obligations under these agreements, the SBA could foreclose on their security interests and liquidate some or all of these assets, which would harm our financial condition and results of operations and would require us to reduce or cease operations and possibly seek bankruptcy protection.

The loan and security documents encompassing our secured obligations to the SBA contain restrictive covenants which limit management’s discretion to operate our business

In order to obtain the SBA loan, we agreed to certain covenants that place significant restrictions on, among other things, our ability to incur additional indebtedness with any superior liens on the collateral, to create liens or other encumbrances, , and to sell or otherwise dispose of assets and merge or consolidate with other entities. Any failure to comply with these covenants i could result in an event of default, which could trigger an acceleration of the related debt. If we were unable to repay the debt upon any such acceleration, the SBA could seek to foreclose on our assets in an effort to seek repayment under the loans. If the SBA was successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenues and fund our ongoing operations would be materially adversely affected.

We recently recognized impairments totaling $17.9 million to the value of several of our portfolio company investments, which may adversely affect our financial condition and the value of our securities.

On April 30, 2025, the Company completed a quarterly review of its equity investments in accordance with ASC 321 and disclosed on May 5, 2025 that it had recognized impairment losses totaling approximately $17,935,476 related to multiple portfolio companies. These impairments were based on qualitative indicators including the resignation of key personnel, cessation of operations, regulatory setbacks, failure to file required annual reports, or technological obsolescence, depending on the specific issuer.

These non-cash impairment charges materially reduced the Company’s total assets and shareholders’ equity. These charges may affect the Company’s ability to raise capital, impact investor confidence, and negatively influence the market price of its common stock. The Company does not expect to recover value from the impaired investments.

Additionally, the Company’s evaluation of remaining investments is ongoing, and further impairments may be recognized in future reporting periods if management concludes that other securities have experienced a decline in fair value that is not expected to recover. Future impairment losses may continue to have a material adverse effect on the Company’s financial position and operating results.

Risks Related to Our Business and Growth Strategy

We have a limited operating history and our profits were previously generated primarily by unrealized gains from equity securities we own in other companies. Although we were previously profitable, we have suffered losses the last few years and there is no guarantee that we will return to profitability.

We were incorporated in the State of Utah in April 1984. We reported a net loss of $28,301,325 in the year ended April 30, 2025. Although we reported earnings in the years ended April 30, 2023 and 2022, the majority of our earnings came from unrealized gains in equity securities that we own. These securities have a value on our books, but are not liquid, and furthermore, we recognized an impairment loss in fiscal 2025 of approximately $19.9 million on the equity securities that we own. Despite our prior reported earnings, there is no guarantee that we will ever become profitable in the future.

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenues.

We currently derive a significant portion of our revenues from a limited number of customers. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. For the year ended April 30, 2025, the Company had one customer that constituted 20% of its revenues, and a second customer that accounted for 11% of its revenues. For the year ended April 30, 2024, the Company had one customer that constituted 25% of its revenues, a second customer that constituted 22% of its revenues, and a third customer that constituted 22% of its revenues. It is not possible for us to predict the future level of demand for our services that will be generated by these customers or new customers, or the future demand for the products and services of these customers or new customers. If any of these customers experience declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our products which could have an adverse effect on our margins and financial position and could negatively affect our revenues and results of operations and/or trading price of our common stock.

Our debt level could negatively impact our financial condition, results of operations and business prospects.

As of April 30, 2025, we had $2,683,561 of principal indebtedness outstanding and we have borrowed money on three occasions from the SBA. Our level of debt could have significant consequences to our shareholders, including the following:

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

We are subject to extensive regulation and failure to comply with such regulation could have an adverse effect on our business. Further, our subsidiary Netcapital Funding Portal Inc is registered as a funding portal. As a funding portal we have to comply with stringent regulations, and the operation of our funding portal is frequently subject to examination, constraints on its business, and in some cases fines. Our wholly owned subsidiary Netcapital Securities Inc is a broker-dealer that is registered with FINRA. It is subject to additional regulation and supervision of the SEC and FINRA, including without limitation Rule 15c3-1 under the Securities Exchange Act of 1934 (the Uniform Net Capital Rule). In addition, some of the restrictions and rules applicable to our subsidiary could adversely affect and limit some of our business plans.

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

We have an evolving business model.

Our business model is one of innovation, including continuously working to expand our product lines and services to our clients. For example, our subsidiary Netcapital Securities received its broker-dealer registration with FINRA in November 2024 and we are continuing our relationship with Templum into becoming an alternative trading system. It is unclear whether these services will be successful. Further, we continuously try to offer additional types of services, and we cannot offer any assurance that any of them will be successful. From time to time, we may also modify aspects of our business model relating to our service offerings. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.

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

We currently rely on Luminate Bank to provide all escrow services related to offerings on our platform. Any change in this relationship will require us to find another escrow agent and escrow bank. This change may cause us delays as well as additional costs in transitioning our technology. We are not allowed to operate our funding portal business without a qualified third-party escrow bank. There are a limited number of banks that provide this service. As such, if our relationship with our escrow agent is terminated, we may have difficulty finding a replacement which could have a material adverse effect on our business and results of operations.

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

It is our strategy to sometimes purchase, at an affordable price, part or all of early-stage companies and cross pollinate the ideas, technology and expertise within these companies to enhance the operations, profits and market share of all the entities. That strategy may result in us diverting management attention and advisory resources to do work for early-stage companies that pay for the work with equity, which becomes impaired in value or never becomes a liquid asset. For all of these early-stage companies, the future liquidity and value of our investments cannot be guaranteed, and no market may exist for us to generate gains from our investments in early-stage companies. As of April 30, 2025, we have recognized a non-cash loss of $19.9 million from the write-down of various equity securities that we own in these early-stage companies. Statistics show that early-stage companies are more likely to fail than to succeed.

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

Our revenues and operating results are subject to fluctuations.

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

Risks Related to Receipt of Securities for Services

A significant portion of our total assets are held in equity securities of early-stage companies, which are illiquid and subject to volatility, and could have a material adverse effect on our financial condition and results of operations.

Payment related to the consulting and advisory services provided by Netcapital Advisors was often made through equity stakes from such customers. As of April 30, 2025, approximately $5.7 million of our assets are equity securities issued by companies whose securities do not trade on public markets. The securities issued are typically in private companies with no established trading market for their securities, that often have limited operating histories, limited operating cash, and negative cash flows. Additionally, these securities are primarily restricted, and are subject to legal holding periods pursuant to Rule 144 or other applicable exemptions. The stock price of such issuers is often volatile, unpredictable, and with limited liquidity, and the value of such securities on the date of receipt compared to the date when we are able to legally sell the securities may decrease significantly. The value ascribed to our assets in our financial statements as of a particular date may be materially greater than or less than the value that would be realized if our assets were to be liquidated as of such date. Accordingly, the value of such holdings may change over time due to factors that we do not control, such as issuance of securities by such companies at lower prices or other market factors. During the year ended April 30, 2024, we recognized an unrealized loss of approximately $2.7 million on the value of our equity securities due to the decline in value of a single issuer, which represented an impairment of more than 80% of the previous value of our holdings in such issuer, which resulted in a reduction of our retained earnings. During the year ended April 30, 2025, we determined that the equity securities we held in twelve issuers had become worthless and we recorded an impairment loss of $19.9 million. Changes to the value of our holdings could have a material adverse effect on our financial condition and results of operations.

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

The Company holds minority equity interests in a number of early-stage companies, often received as compensation for advisory or platform services. These holdings are considered investment securities under the Investment Company Act of 1940 (the “1940 Act”) for purposes of evaluating investment company status. Section 3(a)(1)(C) of the 1940 Act generally defines an “investment company” as an issuer that holds investment securities with a value exceeding 40% of its total assets (excluding cash and U.S. government securities) on an unconsolidated basis.

Although the Company’s investment securities represented a significant portion of its assets in prior periods, the Company performed the 40% asset test each quarter and concluded that the 40% threshold was not met. Furthermore, on April 30, 2025, the Company recognized impairment losses totaling approximately $19.9 million, materially reducing the value of its investment securities portfolio. As a result, the Company does not currently hold investment securities in excess of the 40% threshold under the 1940 Act.

Even with the impairment loss, the Company remains subject to ongoing evaluation under the 1940 Act. However, the Company is primarily engaged in a business other than investing, reinvesting, or trading in securities and does not anticipate the need to register under the 1940 Act. It continues to assess eligibility for an exclusion from investment company status, including the exemption under Section 3(b)(1) for companies that are primarily engaged in a non-investment business.

In order to ensure that we are not deemed to be an investment company, we may be required to materially restrict or limit the scope of our operations or plans related to us, we will be limited in the types of acquisitions that we may make and we may need to modify our organizational structure or dispose of assets that we would not otherwise dispose of. Moreover, if anything were to happen which would potentially cause us to be deemed an investment company under the 40 Act, it would be impractical for us to operate as intended pursuant to our platform and our business, financial condition and results of operations would be materially adversely affected. In addition, if we were deemed an investment company we could become subject to significant regulatory restrictions, including limitations on its capital structure, prohibitions on certain transactions with affiliates, and requirements to register under the 1940 Act. Further, this designation could be subject to civil enforcement actions and investors may have rescission rights, any of which could materially and adversely affect the Company’s financial condition, operations, and stockholder value. Accordingly, we would be required to take extraordinary steps to address the situation, such as the modification and restructuring of our platform, which would materially adversely affect our ability to derive revenue.

Our consulting and advisory services have primarily been paid for in restricted shares of stock of our customers, which are often private companies with no established trading market for their securities.

For our consulting and advisory services, payment has previously primarily been made through issuance of equity securities of our customers instead of cash. The securities issued were in private companies with no established trading market for their securities. In the absence of a trading market, we may be unable to liquidate our investments, which will result in the loss of our investment.

Risks Related to Operation of our Proposed Secondary Trading Platform

We will be dependent on a third-party for operation of our proposed secondary trading platform. Any disruption in the services provided by such third-party provider could adversely affect our business. In addition, there is no guarantee that we will officially launch our secondary trading platform which could have a material adverse effect on our business.

In January 2023, we entered into the Templum License Agreement, to provide issuers and investors on the Netcapital platform with the potential for greater distribution and liquidity. Templum is a company that provides capital markets infrastructure for trading private equity securities, and operates an ATS with approval in 53 U.S. states and territories for the trading of unregistered or private securities. We began working with Templum on the design of the required software to enable issuers and investors on the Netcapital platform the ability to access the Templum ATS in order to have the ability to engage in secondary trading of securities, but we have paused our engagement with them. We do not control the operations of Templum or own the equipment used to provide such services. Further, the operation of the Templum ATS is (or any similar ATS will be) subject to extensive regulation and oversight. Accordingly, any regulatory delays or objections will result in delays in our ability to launch the proposed platform. In addition, because we cannot easily switch between operators of secondary trading platforms of this nature, any disruption of or interference, whether due to regulatory issues or natural disasters, cyber-attacks, terrorist attacks, power losses, telecommunications failures, or other similar events, would impact our operations and may adversely affect the ability of issuers and investors to utilize this platform. There is no obligation for Templum to renew their agreements with us on commercially reasonable terms or at all. If we are unable to renew our agreements on commercially reasonable terms, we may be forced to identify another suitable operator or develop our own secondary trading capabilities, and we may incur significant costs and possible service interruption in connection with doing so.

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

In July 2024, we announced the launch of our beta version for this secondary trading platform and our goal was to offer such secondary trading platform through the Templum ATS to all issuers and investors on the Netcapital funding portal before the end of 2025 subject to compliance with all regulatory requirements, As of the date of this report, we have paused further development and roll-out while we reevaluate evolving market conditions and customer expectations. There is no guarantee that we will officially launch our secondary trading platform which could have a material adverse effect on our business.

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

Risks Related to our Broker-Dealer Activities

Regulatory and legal uncertainties could harm our business.

The securities businesses are heavily regulated. Firms in financial service industries have been subject to an increasingly regulated environment over recent years, and penalties and fines sought by regulatory authorities have increased accordingly. Our funding portal and broker-dealer subsidiaries are subject to extensive regulations. Regulatory bodies include, but are not limited to, the SEC, FINRA, and the Nasdaq Stock Market. Our mode of operation and profitability may be directly affected by additional legislation changes in rules promulgated by various government agencies and self-regulatory organizations that oversee our businesses, and changes in the interpretation or enforcement of existing laws and rules. Noncompliance with applicable laws or regulations could result in sanctions being levied against us, including fines and censures, suspension or expulsion from a certain jurisdiction or market or the revocation or limitation of licenses. Noncompliance with applicable laws or regulations could adversely affect our reputation, prospects, revenues and earnings. In addition, changes in current laws or regulations or in governmental policies could adversely affect our business, financial condition and results of operations.

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

Netcapital Securities Inc. may be fined or subject to other disciplinary or corrective actions if it does not maintain the capital and liquidity levels required by regulators.

The SEC, FINRA, and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. The failure of Netcapital Securities Inc. to maintain the required net capital could result in suspension or revocation of registration by the SEC or suspension or expulsion by FINRA, and could ultimately lead to liquidation of Netcapital Securities Inc. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require an intensive use of capital could be limited. Such operations may include investing activities, marketing and the financing of customer account balances. Also, our ability to withdraw capital from our brokerage subsidiary could be restricted.

Risk Factors Related to our Common Stock

Our ability to have our securities traded on the Nasdaq Capital Market is subject to us meeting applicable listing criteria.

We are currently listed on the Nasdaq Capital Market, a national securities exchange. Nasdaq requires companies desiring to list their common stock to meet certain listing criteria including total number of shareholders: minimum stock price, total value of public float, and in some cases total shareholders’ equity and market capitalization. Our failure to meet such applicable listing criteria could prevent us from continuing to list our common stock on Nasdaq. In the event we are unable to have our shares traded on Nasdaq, our common stock could potentially trade on the OTCQX or the OTCQB, each of which is generally considered less liquid and more volatile than Nasdaq. Our failure to have our shares traded on the Nasdaq could make it more difficult for you to trade our shares, could prevent our common stock trading on a frequent and liquid basis and could result in the value of our common stock being less than it would be if we were able to list our shares on Nasdaq.

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

As of April 30, 2025 we have issued options to purchase 28,594 shares of common stock under our 2021 Equity Incentive Plan (“2023 Plan) and our 2023 Omnibus Equity Incentive Plan. In June 2025, we amended our 2023 Plan to increase the shares available under such 2023 Plan to 1,547,556 shares. Following amendment of the 2023 Plan, we granted options to officers, directors, employees and consultants to purchase 1,103,722 shares of common stock, which options are not exercisable until approval of the amendment to the 2023 Plan is approved by shareholders. We intend to issue the shares available under the 2023 Plan, as amended, to officers, directors and consultants.. Any such issuances of common stock underlying stock options may cause stockholders to experience dilution of their ownership interests and the per share value of our common stock to decline. As options are forfeited, we plan to reissue options to other officers, directors, employees and consultants.

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

ITEM 1C. CYBERSECURITY

We believe cybersecurity is critical to advancing our technological advancements. As a fintech company, we face a multitude of cybersecurity threats that range from attacks common to most industries, such as ransomware and denial-of service. Our customers, suppliers, subcontractors, and business partners face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these entities could materially adversely affect our operations, performance, and results of operations. These cybersecurity threats and related risks make it imperative that we expend resources on cybersecurity.

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

ITEM 2. PROPERTIES

We utilize an office at 1 Lincoln Street in Boston, Massachusetts. We currently pay rent of approximately $6,600 a month for approximately 400 square feet, and our membership agreement can be canceled by us with no penalty so long as we provide 60-day notice. Almost all of our employees work remotely. We believe our current office space is suitable and adequate for its intended purposes and our near-term expansion plans.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in litigation or regulatory proceedings the ordinary course of our business, including litigation or regulatory proceedings that could be material to our business

In addition, the securities industry is highly regulated and many aspects of our business involve substantial risk of liability. In past years, there has been an increasing incidence of litigation involving the securities industry, including class action suits that generally seek substantial damages, including in some cases punitive damages. Compliance problems that are reported to federal, state and provincial regulators, exchanges or other self-regulatory organizations by dissatisfied customers are investigated by such regulatory bodies, and, if pursued by such regulatory body or such customers, may rise to the level of arbitration or disciplinary action. We are also subject to periodic regulatory audits and inspections for various federal, self-regulatory and state regulators. Any such audits and inspections could require significant amounts of management time, result in the diversion of significant operational resources, require us to change our business practices or products, result in sanctions being levied against us, including fines and censures, suspension or expulsion from a certain jurisdiction or market or the revocation or limitation of licenses, result in negative publicity, or otherwise harm our business and financial results.

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

Recent Issuances of Unregistered Securities

(a) None

(b) Holders

There are 281 shareholders of record of our common stock as of August 12, 2025.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

2021 Equity Incentive Plan. In November 2021, our Board adopted the 2021 Equity Incentive Plan, or the Plan. An aggregate of 4,286 shares of our common stock is reserved for issuance and available for awards under the Plan, including incentive stock options granted under the Plan. The Plan administrator may grant awards to any employee, director, consultant or other person providing services to us or our affiliates. As of August 12, 2025, outstanding option grants, net of forfeitures, amounted to 2,459 options to purchase shares of common stock and there remain 1,827 shares for grant under the Plan.

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

2023 Omnibus Equity Incentive Plan. On January 3, 2023, the Board of Directors of the Company (the “Board”) approved and adopted the Netcapital Inc., 2023 Omnibus Equity Incentive Plan (the “2023 Plan”), which was subsequently approved by the Company’s stockholders. The total number of shares of common stock authorized initially authorized for issuance under the 2023 Plan was (i) 28,571 shares of common stock plus (ii) an annual increase on the first day of each calendar year beginning with May 1, 2024 and ending with the last May 1 during the initial ten-year term of the 2023 Plan, equal to the lesser of (A) five percent (5%) of the shares of common stock outstanding (on an as-converted basis, which shall include shares issuable upon the exercise or conversion of all outstanding securities or rights convertible into or exercisable for shares of common stock, including without limitation, preferred stock, warrants and employee options to purchase any shares of common stock) on the final day of the immediately preceding calendar year and (B) such lesser number of shares of common stock as determined by the Board; provided, that, shares of common stock issued under the 2023 Plan with respect to an exempt award shall not count against such share limit. No more than 28,571 Shares, and as increased on an annual basis, on the first day of each calendar year beginning with May 1, 2024 and ending with the last May 1 during the initial ten-year term of the Plan, by the lesser of (A) five percent (5%) of the shares of common stock outstanding (on an as-converted basis, which shall include shares of common stock issuable upon the exercise or conversion of all outstanding securities or rights convertible into or exercisable for shares of common stock, including without limitation, preferred stock, warrants and employee options to purchase any shares of common stock) on the final day of the immediately preceding calendar year; (B) 4,286 shares of common stock, and (C) such lesser number of shares of common stock as determined by the Board, shall be issued pursuant to the e On January 1, 2025, pursuant to the annual increase provision described above, the amount reserved for issuance under the Plan increased by 165,899 based on the fully diluted shares outstanding as of December 31, 2024, or 166,661 shares in the aggregate. As of April 30, 2025, we had 25,951 option grants outstanding under the 2023 Plan.

The 2023 Plan is administered by the Board or a committee to which the Board delegates such responsibility (the “Administrator”). The 2023 Plan will be administered by the Administrator in accordance with Rule 16b-3 of the Securities Exchange Act of 1934, as amended. The Administrator may interpret the 2023 Plan and may prescribe, amend, and rescind rules and make all other determinations necessary or desirable for the administration of the 2023 Plan. The 2023 Plan permits the Administrator to select the eligible recipients who will receive awards, to determine the terms and conditions of those awards, including but not limited to the exercise price or other purchase price of an award, the number of shares of common stock or cash or other property subject to an award, the term of an award and the vesting schedule applicable to an award, to determine the terms and conditions of written instruments evidencing such awards and to amend the terms and conditions of outstanding awards.

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

On June 6, 2025, the Board approved an amendment to the Plan (the “Amendment”), subject to stockholder approval, to increase the number of shares authorized for issuance under the 2023 Plan to 1,547,556 shares and to increase the evergreen limit from 5% to 10% of the Company’s outstanding shares, to allow for greater flexibility in future equity awards.

On July 30, 2025, the Board approved a second amendment to the Plan (the “Second Amendment”), subject to stockholder approval, to increase the number of shares authorized under the Plan to 3,500,000 shares. The Second Amendment also clarified that such periods for the evergreen are with respect to the Company’s fiscal year (not calendar) and that such evergreen provision as amended takes effect on May 1, 2026 and also provided that the incentive stock option limit under any evergreen increase may not be increased by more than 400,000 per year.

Purchase of Equity Securities

No repurchase of equity securities were made during the 2025 fiscal year.

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

Overview

Netcapital Inc. is a fintech company with a scalable technology platform that allows private companies to raise capital online from accredited and non-accredited investors. We give virtually all investors the opportunity to access investments in private companies. Our model is disruptive to traditional private equity investing and is based on Title III, Regulation Crowdfunding (“Reg CF”) of the Jumpstart Our Business Startups Act (“JOBS Act”). We generate fees from listing private companies on our funding portal located at www.netcapital.com. Our consulting group, Netcapital Advisors Inc. (“Netcapital Advisors”), which is a wholly owned subsidiary, provides marketing and strategic advice to companies in exchange for cash fees and previously also received equity positions in certain select portfolio companies. The Netcapital funding portal is registered with the SEC, is a member of the Financial Industry Regulatory Authority (“FINRA”), a registered national securities association, and provides investors with opportunities to invest in private companies. In addition, we recently expanded our model to include Regulation A (“Reg A”) offerings, which are conducted by our wholly owned subsidiary Netcapital Securities Inc. “(“Netcapital Securities”), which is a licensed broker-dealer with FINRA. Both A and Reg CF offerings are made available to investors via the Company’s website, www.netcapital.com.

We provide private company investment access to accredited and non-accredited investors through (i) our online portal (www.netcapital.com), which is operated by our wholly owned subsidiaries Netcapital Funding Portal, Inc and (ii) our broker-deal subsidiary, Netcapital Securities. The Netcapital funding portal charges a $5,000 listing fee, a 4.9% portal fee for capital raised at closing, and beginning in fiscal year 2025, a 1% success fee paid for with equity of the funding portal customer. In addition, the portal generates fees for other ancillary services, such as rolling closes. Netcapital Advisors previously generated fees and equity stakes from consulting in select portfolio (“Portfolio Companies”) and non-portfolio clients. With respect to services for Reg A offerings, Netcapital Securities charges a listing fee of $25,000 and a success fee of 4.9% of the capital raised by an issuer under Reg A.

We generated revenues of $869,460, with costs of service of $40,344, in the year ended April 30, 2025 for a gross profit of $829,116 as compared to revenues of $4,951,435, with costs of service of $108,060, in the year ended April 30, 2024 for a gross profit of $4,843,375 (consisting of $3,537,700 in equity securities for payment of services and $1,413,736 in cash-based revenues, offset by $108,060 for costs of services). In fiscal 2025 we did not provide consulting services to Portfolio Companies in exchange for equity, which accounts for the largest portion of our decline in revenues in fiscal 2025 as compared to fiscal 2024. However, our funding portal did charge a 1% fee of the capital raised, payable in securities, to every issuer that closed an offering. The dollar value of that fee amounted to $72,090 and $97,700 for the years ended April 30, 2025 and 2024, respectively.

Revenue from portal fees decreased by $285,294, or 33%, in fiscal 2025 to $589,074 from $874,368 in fiscal 2024. Revenue from portal fees consists of a 4.9% fee of the total capital raised by an issuer plus fixed miscellaneous charges for administrative fees, such as a rolling close, or the filing of an amended offering statement. The decrease is attributable to a 29% decrease in the total dollars invested through the portal, from $14.8 million in fiscal 2024 to $10.6 million in fiscal 2025. The total number of issuers on the Netcapital funding portal in fiscal 2025 and 2024 that successfully closed an offering was 49 and 53, respectively.

Revenue from listing fees decreased by $234,540, or 53%, to $207,500 in fiscal 2025 as compared to $442,040 in fiscal 2024. The decrease in listing revenue is directly attributable to the 54% decrease in offerings launched in fiscal 2025, as compared to fiscal 2024. New listings dropped from 82 in Fiscal 2024 to 38 in fiscal 2025. Listing fees are typically $5,000 per issuer, and they are the first form of revenue earned by our Funding Portal when an issuer signs a contract with us to sell securities on the funding portal. After the listing contract is signed, an issuer typically takes two months before it is ready to launch an offering. Most issuers remain on the funding portal, marketing their offering, for a period of six to nine months.

In fiscal 2025 and 2024, the average amount raised in an offering on the Netcapital funding portal was $215,745 and $280,978, respectively. The total number of offerings on the Netcapital funding portal in fiscal 2025 and 2024 that closed was 70 in each fiscal year, of which 21 and 17 offerings hosted on the Netcapital funding platform in fiscal 2025 and 2024, respectively, terminated their listings without raising the required minimum dollar amount of capital.

Netcapital.com hosts an SEC-registered funding portal that enables private companies to raise capital online, while investors are able to invest from almost anywhere in the world, at any time, with just a few clicks. Securities offerings on the portal are accessible through individual offering pages, where companies include product or service details, market size, competitive advantages, and financial documents. Companies can accept investments from virtually anyone, including friends, family, customers and employees. Customer accounts on our platform are not permitted to hold or use digital securities to make an investment.

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

Our consulting group, Netcapital Advisors helps companies at all stages to raise capital. Netcapital Advisors provides strategic advice, technology consulting and online marketing services to assist with fundraising campaigns on the Netcapital platform. In the past, Netcapital Advisors also acted as an incubator and accelerator, taking equity stakes in select disruptive start-ups.

Netcapital Advisors’ services include:

●	investor introductions;
●	online marketing;
●	website design, software and software development;
●	message crafting, including pitch decks, offering pages, and ad creation;
●	strategic advice; and
●	technology consulting.

Broker-Dealer Business

In November 2024, our wholly owned subsidiary, Netcapital Securities Inc. received approval from FINRA to become a FINRA-member broker dealer. We believe that by having a registered broker-dealer, it may create opportunities to expand the Company’s revenue base by hosting and generating additional fees from Reg A and Reg D offerings on the Netcapital platform, earning additional fees in connection with offerings that may result from the introduction of clients to other FINRA broker-dealers and expanding our distribution capabilities by leveraging strategic partnerships with other broker-dealers to distribute offerings of issuers that utilize the Netcapital platform to a wider range of investors in order to maximize market penetration and optimize capital raising efforts. As of the date of this prospectus, Netcapital Securities has been engaged by one issuer seeking to raise capital via a Regulation A offering.

Our limited operating history and the uncertain nature of our future operations and the markets we address or intend to address make predictions of our future results of operations difficult. Our operations may never generate significant revenues, and we may not consistently achieve profitable operations.

Proposed Alternative Trading (“ATS”) Relationship

We believe that lack of liquidity is a key issue for investors in private companies in our targeted market. We also recognize that secondary trading of securities in private companies is subject to extensive regulation and oversight. Such regulation and oversight includes, but is not limited to, the need to be a registered broker-dealer that is licensed to operate an ATS, or to partner with an entity that is licensed to do so. In order to try to address what we believe is a large, unmet need, our wholly-owned subsidiary, Netcapital Systems LLC, a Utah limited liability company (“Netcapital UT LLC”), entered into a software license and services agreement on January 2, 2023 (the “Templum License Agreement”) with Templum Markets LLC (“Templum”), to provide issuers and investors on the Netcapital platform with the potential for greater distribution and liquidity. Templum is a company that provides capital markets infrastructure for trading private equity securities, and operates an ATS with approval in 53 U.S. states and territories for the trading of unregistered or private securities. As of the date of this report, we have paused further development and roll-out while we reevaluate evolving market conditions and customer expectations.

The operation of the Templum ATS is (or any other similar ATS will be) subject to extensive regulation and oversight. Accordingly, any regulatory delays or objections will result in delays in our ability to launch the proposed platform. In addition, because we cannot easily switch between operators of secondary trading platforms of this nature, any disruption of or interference, whether due to regulatory issues or natural disasters, cyber-attacks, terrorist attacks, power losses, telecommunications failures, or other similar events, would impact our operations and may adversely affect the ability of issuers and investors to utilize this platform. There is no obligation for Templum to renew its agreements with us on commercially reasonable terms or at all.

Recent Developments

July 2025 Warrant Exercises

In July 2025, the Company issued an aggregate of 269,257 shares of its common stock to warrant holders that exercised warrants to purchase 418,510 shares of common stock on a net exercise basis.

July 2025 Registered Direct Offering and Concurrent Private Placement #2

On July 16, 2025, the Company entered into a securities purchase agreement (the “July 2025 Purchase Agreement #2”) with certain institutional investors, pursuant to which the Company agreed to sell 641,712 shares (the “July 2025 Shares #2”) of its common stock, at a purchase price of $7.00 per share (the “July 2025 Offering #2”) for gross proceeds of approximately $3 million, prior to deducting placement agent’s fees and other offering expenses payable by the Company. The Company intends to use approximately $250,000 of the net proceeds from the July 2025 Offering #2 for the repayment of certain outstanding promissory notes the remainder for working capital and other general corporate purposes. The July 2025 Shares #2 were offered pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-267921), which was declared effective by the Securities Exchange Commission on October 26, 2022.

Concurrently with the sale of July 2025 Shares #2 pursuant to the July 2025 Purchase Agreement #2 in a private placement, for each July 2025 Share #2 purchased by the investors, such investors received an unregistered warrant (the “July 2025 Investor Warrants #2”) to purchase one share of Common Stock, or 641,712 shares in the aggregate (the “July 2024 Investor Warrant Shares #2”). The July 2025 Investor Warrants #2 have an exercise price of $4.55 per share and are exercisable immediately upon issuance for a twenty-four month period following the date of effectiveness of resale registration statement providing for a resale of the shares underlying the July 2025 Investor Warrants #2, which resale registration statement is required to be filed within 30-days of the July 2025 Purchase Agreement #2.

In connection with the July 2025 Offering #2, the Company paid H.C. Wainwright & Co. LLC, as placement agent (“Wainwright”) an aggregate cash fee equal to 7.5% of the gross proceeds from the sale of securities in the July 2025 Offering #2 and a management fee equal to 1.0% of the gross proceeds raised in the July 2025 Offering #2. The Company also issued Wainwright (or its designees) a warrant (the “Placement Agent Warrants #2”) to purchase up to 7.5% of the aggregate number of July 2025 Shares #2 sold in the offering, or warrants to purchase up to 48,128 shares of the Company’s common stock, at an exercise price equal to 125.0% of the offering price per share of the Company’s common stock, or $5.8438 per share. In addition, upon the cash exercise of July 2025 Warrants #2, the Company also agreed to issue Wainwright (or its designees) additional Placement Agent Warrants #2 to purchase an amount of share of Common Stock equal to 7.5% of the aggregate number of July 2025 Investor Warrants Shares #2 issued upon cash exercise of the July 2025 Investor Warrants #2. The Placement Agent Warrants #2 are (or will be) exercisable immediately upon issuance for a period of five years following the commencement of the sales pursuant to the July 2025 Offering #2.

The closing of the sales of these securities under the July 2025 Purchase Agreement #2 took place on July 17, 2025.

July 2025 Registered Direct Offering and Concurrent Private Placement #1

On July 2, 2025, the Company entered into a securities purchase agreement (the “July 2025 Purchase Agreement #1”) with certain institutional investors, pursuant to which it agreed to sell 714,286 shares (the “July 2025 Shares #1”) of its common stock, at a purchase price of $7.00 per share (the “July 2025 Offering #1”) for gross proceeds of approximately $5 million, prior to deducting placement agent’s fees and other offering expenses payable by the Company. The Company used approximately $320,000 of the net proceeds from the July 2025 Offering #1 for the repayment of certain outstanding promissory notes and intend to use the remainder for working capital and other general corporate purposes. The July 2025 Shares #1 were offered pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-267921), which was declared effective by the Securities Exchange Commission on October 26, 2022.

Concurrently with the sale of July 2025 Shares #1 pursuant to the July 2025 Purchase Agreement #1 in a private placement, for each July 2025 Share #1 purchased by the investors, such investors received an unregistered warrant (the “July 2025 Investor Warrants #1”) to purchase one share of the Company’s common stock, or 714,286 shares in the aggregate (the “July 2024 Investor Warrant Shares #1”). The July 2025 Investor Warrants #1 have an exercise price of $6.88 per share and are exercisable immediately upon issuance for a twenty-four month period following the date of effectiveness of resale registration statement providing for a resale of the shares underlying the July 2025 Investor Warrants #1, which resale registration statement is required to be filed within 30-days of the July 2025 Purchase Agreement #1.

In connection with the July 2025 Offering #1, the Company paid Wainwright, as placement agent an aggregate cash fee equal to 7.5% of the gross proceeds from the sale of securities in the July 2025 Offering #1 and a management fee equal to 1.0% of the gross proceeds raised in the July 2025 Offering #1. We also issued Wainwright (or its designees) a warrant (the “Placement Agent Warrants #1”) to purchase up to 7.5% of the aggregate number of July 2025 Shares #1 sold in the offering, or warrants to purchase up to 53,571 shares of Common Stock, at an exercise price equal to 125.0% of the offering price per share of the Company’s common stock, or $8.75 per share. In addition, upon the cash exercise of July 2025 Warrants #1, the Company also agreed to issue Wainwright (or its designees) additional Placement Agent Warrants to purchase an amount of share of Common Stock equal to 7.5% of the aggregate number of July 2025 Investor Warrants Shares #2 issued upon cash exercise of the July 2025 Investor Warrants #1. The Placement Agent Warrants #! are (or will be) exercisable immediately upon issuance for a period of five years following the commencement of the sales pursuant to the July 2025 Offering #1.

The closing of the sales of these securities under the July 2025 Purchase Agreement #1 took place on July 7, 2025.

Horizon License

On June 26, 2025, the Company entered into a Horizon Software Agreement (the “Horizon Agreement’) with Horizon Globex GmbH, a company incorporated in Switzerland (“Horizon”) pursuant to which Horizon granted the Company a royalty free, paid-up, non-exclusive, perpetual, irrevocable, unrestricted license to use the Licensed Software (as defined in the Horizon Agreement) with our branding and image, in the United States to provide capital-raising and secondary trading services to its clients in consideration for the issuance of 500,0000 shares (the “Horizon Shares”) of the Company’s common stock to Horizon or its affiliate. The Horizon Agreement may be terminated by either party upon a default in the performance of any material obligation under the Agreement is not cured within 30-days after receipt of such notice. In addition, the Horizon Agreement may be terminated immediately by either party in the event the other party files or has filed against it any petition for relief under any bankruptcy statute or similar statute of any jurisdiction, or an order for relief in any bankruptcy or reorganization proceeding is entered against the other party and such order remains undischarged for a period of sixty (60) days; or a receiver is appointed for the other Party; or the other party is dissolved or liquidated, or ceases to carry on its business, or makes an assignment for the benefit of its creditors.

ATM Increase

On June 23, 2025, the Company filed a prospectus supplement under our At-The-Market-Offering Agreement with Wainwright for an aggregate of $975,000 of additional shares of our common stock. From June 23, 2025 to June 25, 2025, we sold 229,404 shares of our common stock through Wainwright at an average price of approximately $4.25 per share, resulting in aggregate gross proceeds of approximately $974,747, for which it paid Wainwright approximately $29,242 in commissions and other issuance costs of $1,428, resulting in net proceeds to the Company of approximately $944,067.

June 2025 Private Placement

On June 10, 2025, the Company entered into subscription agreements (the “Subscription Agreements”) with ten accredited investors to issue an aggregate of 118,750 shares (the “June 2025 Shares”) of common stock at a purchase price of $4.00 per share (the “Purchase Price”) in a private placement, for gross proceeds of $475,000. The Company has agreed to file a registration statement on providing for the resale of the June 2025 Shares (the “Resale Registration Statement”) within 60 calendar days of the initial closing of the private placement (the “Filing Date”) and to use reasonable best efforts to cause the Resale Registration Statement to be declared effective by the SEC within 90 calendar days following the final closing of the private placement date of the Filing Date. Until the June 2025 Shares are sold in accordance with applicable law, each subscriber agreed to vote the shares in favor of all resolutions recommended by the Company’s Board of Directors, and to deliver any proxy or voting instruction required by the Company to effectuate this obligation. The Subscription Agreements include a price adjustment provision whereby if the Company issues additional shares at a price lower than the Purchase Price during the period beginning on the date of the Subscription Agreements and prior to the date that is 6-months following the Filing Date, investors will receive additional shares to reflect the lower price, subject to the minimum price as defined under Nasdaq Rule 5635(d) on the date the Subscription Agreements were signed, which was $2.56. The Company intends to use the net proceeds from the offering for general corporate purposes.

Amendment to Netcapital 2023 Omnibus Equity Incentive Plan

On June 6, 2025, the Company’s board of directors approved an amendment (the “Plan Amendment”) to the Netcapital 2023 Omnibus Equity Incentive Plan (the “Plan”) subject to stockholder approval, to: (i) increase the number of shares authorized for issuance under the Plan to 1,547,556 shares, and (ii) crease the evergreen limit from 5% to 10% of our outstanding shares, to allow for greater flexibility in future equity awards.

Formation of Advisory Boards

On June 6, 2025, the Company’s board of directors approved the formation of two strategic advisory boards: the Crypto Advisory Board and the Game Advisory Board,

The Company entered into advisory agreements with each member of the Crypto and Game Advisory Boards. Under these advisory agreements, each advisor will provide the Company with sector-specific strategic guidance, marketing insight, partnership referrals, and other advisory services relevant to their industry expertise. The initial term of each advisory agreement is eighteen months and may be extended by mutual agreement of the parties. In consideration of the services rendered under these advisory agreements, we issued a total of 783,722 non-qualified stock options to the advisors of the Crypto and Game Advisory Boards under the Plan as amended by the Plan Amendment. Such options are not exercisable unless and until our stockholders approve the Plan Amendment.

May 2025 Note Financings

In May 2025, the Company completed the sale of debt pursuant to two separate securities purchase agreements with 1800 Diagonal Lending LLC, a Virginia limited liability company, under which it issued the following convertible promissory notes:

●	A convertible promissory note in the principal amount of $61,360, for a purchase price of $52,000, reflecting an original issue discount of $9,360. The note carried a one-time interest charge of 12% and is repayable in ten (10) monthly payments of $6,872.30 beginning May 30, 2025. It matures on February 28, 2026 and is convertible into shares of common stock following an event of default, subject to a 25% discount to the then-current market price, subject to Nasdaq shareholder approval limits. The Company prepaid the note in full on July 8, 2025, with a remittance of $52,779 after having made two of the 10 scheduled monthly payments.
●	A second convertible bridge note in the principal amount of $64,960, for a purchase price of $56,000, with an original issue discount of $8,960. The note also carried a 12% one-time interest charge and is repayable in five (5) monthly payments beginning October 30, 2025. It shares the same maturity date and default-based conversion rights as the first note. The Company prepaid the note in full on July 8, 2025, with a remittance of $69,845.

On May 1, 2025, the Company completed a private financing transaction with a single accredited investor and issued an unsecured, non-convertible promissory note in the principal amount of $400,000. The note was issued at a 50% OID for gross proceeds of $200,000. The note bears interest at 8% per annum, matures three months from the issuance date, and is prepayable at any time without penalty. In the event of default, the interest rate increases to 20% per annum. The note is due on August 1, 2025.

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

Results of Operations

Fiscal Year 2025 Compared to Fiscal Year 2024

Our revenues for fiscal 2025 decreased by $4,081,975, or 82.4%, to $869,460, as compared to $4,951,435 reported for fiscal 2024. The decrease in revenues is attributable to decreased revenues from consulting services for equity securities, which recorded a decrease in fees of $3,440,000 to $0 in fiscal 2025 as compared to $3,440,000 in fiscal 2024. The components of revenue are as follows:

	April 30, 2025	April 30, 2024
Consulting services for equity securities	$-	$3,440,000
Consulting revenue	-	96,200
Portal fees	589,074	874,368
Listing fees	207,500	442,040
Portal 1% equity fee	72,090	97,700
Game website revenue	796	1,127
Total	$869,460	$4,951,435

The decrease of $3,440,000 in consulting services for equity securities in fiscal 2025 occurred because we provided no consulting services in exchange for equity securities, as compared to 3 companies in fiscal 2024 that paid for services with equity securities. We have focused on online revenue products in fiscal 2025 and will continue to do so in fiscal 2026. Our subsidiary Netcapital Funding Portal Inc. (“Funding Portal”) began charging a fee of 1% of the equity raised by issuers that engage with the Funding Portal and in fiscal 2024, the Funding Portal earned equity securities from 30 clients, with an aggregate value of $72,090, as compared to $97,700 in fiscal 2024.

Consulting revenue consists of fees earned by a subsidiary Netcapital Advisors Inc., which earned $96,200 in revenue in fiscal 2024 and $0 in fiscal 2025. Given our limited staff, we did not seek consulting engagements in fiscal 2025 and we do not plan to seek them in fiscal 2026.

Revenue from portal fees decreased by $285,294, or 33%, in fiscal 2025 to $589,074 from $874,368 in fiscal 2024. Revenue from portal fees consists of a 4.9% fee of the total capital raised by an issuer plus fixed miscellaneous charges for administrative fees, such as a rolling close, or the filing of an amended offering statement. The decrease is attributable to a 29% decrease in the total dollars invested through the portal, from $14.8 million in fiscal 2024 to $10.6 million in fiscal 2025. The total number of issuers on the Netcapital funding portal in fiscal 2025 and 2024 that successfully closed an offering was 49 and 53, respectively.

Revenue from listing fees decreased by $234,540, or 53%, to $207,500 in fiscal 2025 as compared to $442,040 in fiscal 2024. The decrease in listing revenue is directly attributable to the 54% decrease in offerings launched in fiscal 2025, as compared to fiscal 2024. New listings dropped from 82 in Fiscal 2024 to 38 in fiscal 2025. Listing fees are typically $5,000 per issuer, and they are the first form of revenue earned by our Funding Portal when an issuer signs a contract with us to sell securities on the funding portal. After the listing contract is signed, an issuer typically takes two months before it is ready to launch an offering. Most issuers remain on the funding portal, marketing their offering, for a period of six to nine months.

Our costs of revenues decreased by $67,716 or 63%, to $40,344 in fiscal 2025 from $108,060 in fiscal 2024. The decrease is attributable to the 82% decrease in revenues in fiscal 2025, as compared to fiscal 2024.

Consulting expenses decreased by $295,262, or 48%, to $314,947 for fiscal 2025 from $610,209 reported in the prior fiscal year. The Company decreased its use of individual independent contractors in fiscal 2025. Consulting expenses are payments for services rendered by non-employees.

Marketing expense decreased by $296,072, or approximately 89%, to $37,699 for the year ended April 30, 2025, as compared to $333,771 in fiscal 2024. The decrease was primarily due to limited cash resources.

Rent expense increased by $3,451, or approximately 5%, to $79,568 for fiscal 2025, as compared to $76,117 in fiscal 2024. The increase is attributed to higher costs for our office-space agreement.

Payroll and payroll related expenses decreased by $336,474 or 9%, to $3,502,166 in fiscal 2025, as compared to $3,838,640 in fiscal 2024. The decrease was attributed to fewer employees.

General and administrative expenses increased by $1,796,981 or 52%, to $5,224,007 for the year ended April 30, 2025, as compared to $3,427,026 for the prior fiscal year. The primary increase in expenses is attributable to professional fees, which includes costs of attorneys, proxy solicitation, and investor relations.

Interest expense decreased by $4,701 to $41,289 for the year ended April 30, 2025, as compared to $45,990 for the prior fiscal year. The decrease in interest expense is attributed to a reduction in debt owed to a secured lender that was paid in full during the first quarter of fiscal 2024.

We recognized an unrealized loss in the value of our equity securities of $2,696,135 in fiscal 2024, as compared to an unrealized gain of $18,050 in the value of our equity securities in fiscal 2025. The loss in fiscal 2024 was attributable to a decrease in value to $0.16 per share from $1.00 per share for 3,209,685 shares of common stock that we own of KingsCrowd, Inc. The gain in fiscal 2025 resulted primarily from an increase in value of our KingsCrowd securities to $0.18 per share, less an unrealized loss of $46,143 in the value of our shares in Netcapital Systems.

We recorded an impairment expense of $19,915,556 and $1,048,430 in fiscal 2025 and 2024. During the fiscal year ended April 30, 2025, the Company evaluated its equity investments in multiple issuers for impairment in accordance with ASC 321-10-35-3. The Company determined that the fair value of several investments had declined below their carrying amounts and that the declines were other-than-temporary. These conclusions were based on qualitative indicators including the resignation of key personnel, discontinuation of business operations, termination of fundraising efforts, and other adverse developments. As a result, thirteen equity investments were written-off, creating an impairment expense of $19,915,556.

The loss in fiscal 2024 consists of a reduction in value from $647,264 to $0 for the intangible assets we acquired in the purchase of MSG, and a reduction in value from $401,166 to $0 for the intangible assets we own that are associated with the website 1on1.fans. The person who operated MSG retired due to health reasons during fiscal 2024 and we were unsuccessful in transitioning the valuation consulting work performed by MSG to another person. Consequently, in fiscal 2024, we recorded an impairment loss for the intangible assets associated with our acquisition of MSG. Similarly, the person who was designated to operate our 1on1.fans website left the Company in May 2024, and without his expertise and connections with professional hockey players, we determined the value to be $0. The total reduction in value of the intangible assets previously recorded at values of $647,264 and $401,166, created an impairment expense of $1,048,430 for the year ended April 30, 2024.

Liquidity and Capital Resources

As of April 30, 2025, we had cash and cash equivalents of $289,428 and negative working capital of $5,204,109 as compared to cash and cash equivalents of $863,182 and negative working capital of $2,074,163 as of April 30, 2024.

We have been successful in raising capital by completing public offerings of our common stock. We have also obtained short-term loans to help us meet our cash operating needs. Subsequent to our year end of April 30, 2025, we sold shares of our common stock on four occasions to raise cash for the Company.

On July 16, 2025, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we agreed to sell 641,712 shares of our common stock, at a purchase price of $4.675 per share for gross proceeds of approximately $3 million, prior to deducting placement agent’s fees and other offering expenses payable by us. Each share of commons stock was also sold with a warrant to purchase one share of common stock with an exercise price of $4.55 per share. We intend to use the $250,00 of the net proceeds from the offering for repayment of certain outstanding promissory notes and the remainder for working capital and other general corporate purposes. The shares were offered pursuant to our shelf registration statement on Form S-3 (File No. 333-267921), which was declared effective by the Securities Exchange Commission on October 26, 2022. This offering closed in July 17, 2025.

On July 2, 2025, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we agreed to sell 714,286 shares of our common stock, at a purchase price of $7.00 per share for gross proceeds of approximately $5 million, prior to deducting placement agent’s fees and other offering expenses payable by us. Each share of commons stock was also sold with a warrant to purchase one share of common stock with an exercise price of $6.88 per share. We used approximately $320,000 of the net proceeds for repayment of outstanding promissory notes and intend to use the remainder for working capital and other general corporate purposes. The shares were offered pursuant to our shelf registration statement on Form S-3 (File No. 333-267921), which was declared effective by the Securities Exchange Commission on October 26, 2022.

On June 23, 2025, the Company filed a prospectus supplement under our At-The-Market-Offering Agreement with Wainwright for an aggregate of $975,000 of additional shares of our common stock. From June 23, 2025 to June 25, 2025, 2025, we sold 229,404 shares of our common stock through Wainwright at an average price of approximately $4.25 per share, resulting in aggregate gross proceeds of approximately $974,747, for which it paid Wainwright approximately $29,242 in commissions and other issuance costs of $1,438, resulting in net proceeds to the Company of approximately $944,067.

On June 10, 2025, we entered into subscription agreements with ten accredited investors to issue an aggregate of 118,750 shares of common stock at a purchase price of $4.00 per share (the “Purchase Price”) in a private placement, for gross proceeds of $475,000. The Company has agreed to file a registration statement on providing for the resale of the Shares within 60 calendar days of the initial closing of the private placement (the “Filing Date”) and to use reasonable best efforts to cause the Resale Registration Statement to be declared effective by the SEC within 90 calendar days following the final closing of the private placement date of the Filing Date. The subscription agreements include a price adjustment provision whereby if the Company issues additional shares at a price lower than the Purchase Price during the period beginning on the date of the subscription agreements and prior to the date that is 6-months following the Filing Date, investors will receive additional shares to reflect the lower price, subject to the minimum price as defined under Nasdaq Rule 5635(d) on the date the subscription agreements were signed, which was $2.56. The Company intends to use the net proceeds from the offering for general corporate purposes.

On May 1, 2025, the Company completed a private financing transaction with a single accredited investor and issued an unsecured, non-convertible promissory note in the principal amount of $400,000. The note was issued at a 50% original issuance discount (“OID”) for gross proceeds of $200,000. The note bears interest at 8% per annum, matures three months from the issuance date, and is prepayable at any time without penalty. In the event of default, the interest rate increases to 20% per annum. The note is due on August 1, 2025.

On April 29, 2025, the Company entered into a private financing transaction with a single accredited investor and issued an unsecured, non-convertible promissory note in the principal amount of $200,000. The note was issued at a 50% OID for gross proceeds of $100,000. The note bears interest at 8% per annum, matures on July 31, 2025, and is prepayable at any time without penalty. In the event of default, the interest rate increases to 20% per annum. As of April 30, 2025, the unamortized OID was $98,350, and the note was recorded on the balance sheet at a net carrying amount of $101,650.

On March 26, 2025, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC (the “Lender”), pursuant to which the Company issued a promissory note in the principal amount of $181,540 (the “Note”). The Note was issued with an original issue discount of $25,040, and the Company received net proceeds of $150,000 after deducting legal and due diligence fees.

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

Year over Year Changes

Net cash used in operating activities amounted to $5,339,211 in fiscal 2025, as compared to net cash used in operating activities of $4,879,838 in fiscal 2024.

In fiscal 2025, the principal sources of cash from operating activities were an impairment loss of $19,915,556, an increase in accounts payable of $2,107,454, and stock-based compensation of $757,484. However, the sources of cash were offset by a net loss of $38,301,317.

In fiscal 2024, the principal sources of cash from operating activities were an unrealized loss on equity securities of $2,696,135, an impairment loss of $1,048,430 and stock-based compensation of $1,324,917. However, the sources of cash were offset by a net loss of $4,986,317, a receipt of equity in lieu of cash of $3,427,699, changes in deferred taxes of $1,657,000 and an increase in accounts receivable of $293,849.

There were no investing activities in fiscal 2025. Net cash used in investing activities in fiscal 2024 consisted of a $20,000 note receivable.

For the year ended April 30, 2025, net cash provided from financing activities amounted to $4,765,457, which included proceeds from the sale of common stock of $1,979,000, proceeds from the exercise of warrants of $2,529,957, and proceeds from issuance of short-term notes of $256,500 with original issue discounts of $125,040. For the year ended April 30, 2024, net cash provided by financing activities amounted to $5,193,579, which consisted of proceeds from the sale of common stock of $5,538,611 and proceeds from warrant exercises of $4,968, which were offset by repayment of $350,000 of principal to our secured lender.

In fiscal 2025 and 2024, there were no expenditures for capital assets. We do not anticipate any capital expenditures in the next fiscal year.

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

Remaining Performance Obligations

The Company’s subscription terms are typically less than one year. All of the Company’s revenues in the years ended April 30, 2025 and 2024, which amounted to $869,460 and $4,951,435, respectively, are considered contract revenues. Contract revenue as of April 30, 2025 and 2024, which has not yet been recognized, amounted to $330 and $466, respectively, and is recorded on the balance sheet as deferred revenue. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Allowance for Doubtful Accounts

In order to record the Company’s accounts receivable at their net realizable value, the Company must assess their collectability. A considerable amount of judgment is required in order to make this assessment, including an analysis of historical bad debts and other adjustments, a review of the aging of the Company’s receivables, and the current creditworthiness of the Company’s customers. Generally, when a customer account reaches a certain level of delinquency, the Company provides an allowance for the related amount receivable from the customer. The Company writes off the accounts receivable balance from a customer and the related allowance established when it believes it has exhausted all reasonable collection efforts. Net accounts receivable of $78,649 and $134,849 were recorded as of April 30, 2025 and 2024, respectively, and an allowance for doubtful accounts of $353,455was recorded as of April 30, 2024 and 2023.

Impairment of Long-Lived Assets

Financial Accounting Standards Board (“FASB”) authoritative guidance requires that certain assets be reviewed for impairment and, if impaired, remeasured at fair value whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment loss estimates are primarily based upon management’s analysis and review of the carrying value of long-lived assets at each balance sheet date, utilizing an undiscounted future cash flow calculation. Impairment losses of $19,915,556 and $1,048,430 were recorded during fiscal 2025 and fiscal 2024, respectively.

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

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of April 30, 2025, the end of the period covered by this Annual Report on Form 10-K, have concluded that our disclosure controls and procedures were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

As of April 30, 2025, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework - 2013. Based on this assessment, our management concluded that, as of April 30, 2025, our internal control over financial reporting was not effective. Management identified a material weakness in internal controls over financial reporting related to the over-accrual of legal expenses for two law firms during the year. This weakness indicates that the Company’s policies and procedures for recording accrued expenses did not operate effectively to ensure that such accruals were not overstated at period-end.

In addition, management identified a significant deficiency in internal controls over financial reporting related to the process for identifying and evaluating evidence of orderly transactions and indicators of impairment for investments in equity securities without readily determinable fair values, particularly for investees with related party relationships. While the Company has a qualitative framework for operational and organizational factors, it did not consistently obtain or review recent financial information from investees as part of its annual impairment analysis.

Remediation Plan

Management is committed to remediate the identified material weakness and significant deficiency, as well as the improvement of the Company’s overall internal control over financial reporting. Remediation efforts will include:

- Implementing enhanced period-end closing procedures for accrued expenses, including review of subsequent disbursements, vendor statements and improved communication between management and accounting personnel regarding transaction timing.

- Updating investment valuation policies to require obtaining and reviewing recent financial information from investees, documenting efforts to obtain such information, and treating the lack of availability as a potential impairment indicator.

We will not be able to conclude whether the actions we are taking will fully remediate the material weakness in our internal control over financial reporting until the updated controls have operated for a sufficient period of time and management has concluded, through testing, that such controls are operating effectively. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate further action.

Attestation Report of our Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item regarding our directors, executive officers and corporate governance will be included in our 2025 Proxy Statement and is incorporated herein by reference.

We have adopted a code of business conduct and ethics that applies to all our employees, officers and directors, including those officers responsible for financial reporting. Our code of business conduct and ethics is available on the investors section of our website. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Conduct by posting such information on the website address and location specified above.

We have adopted an insider trading policy applicable to our directors, officers, employees, and other covered persons, and have implemented processes for the company, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the Nasdaq Capital Market listing standards. Our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item regarding executive compensation will be included in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item regarding security ownership of certain beneficial owners and management will be included in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED PERSON TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2025 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item regarding principal accounting fees and services will be included in our 2025 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. FINANCIAL STATEMENTS AND EXHIBITS.

Exhibit Number	Description
1.1	Underwriting Agreement, dated July 12, 2022, by and Between Netcapital Inc. and ThinkEquity LLC, filed as an Exhibit to our Current Report on Form 8-K dated July 12, 2022 and filed on July 15, 2022 and incorporated herein by reference.
1.2	Underwriting Agreement dated July 19, 2023 between the Registrant and ThinkEquity LLC, incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K dated July 19, 2023 and filed on July 24, 2023.
1.3	At-the-Market Offering Agreement dated August 23, 2024 between the Registrant and H.C. Wainwright and Co., LLC, incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K dated August 23, 2024 and filed on August 23, 2024.
2.1	Asset Purchase Agreement dated November 23, 2010 between ValueSetters, Inc. and NetGames.com, incorporated by reference to Exhibit 2.1 to our Form 10/A dated July 25, 2014.
2.2	Agreement and Plan of Merger by and Among Netcapital Funding Portal Inc., ValueSetters Inc. and Netcapital Acquisition Vehicle Inc., incorporated by reference to our Current Report on Form 8-K dated August 23, 2020 and filed on August 26, 2020.
3.1	Articles of Incorporation filed on April 25, 1984, incorporated by reference to Exhibit 3.1 to our Form 10 dated September 3, 2013.
3.2	Amendment to Articles of Incorporation filed on September 7, 1999, incorporated by reference to Exhibit 3.2 to our Form 10 dated September 3, 2013.
3.3	Amendment to Articles of Incorporation filed on December 4, 2003, incorporated by reference to Exhibit 3.2 to our Form 10 dated September 3, 2013.
3.4	Amendment to Articles of Incorporation filed on April 13, 2015, incorporated by reference to Exhibit 3.1.3 to our Form S-1 dated February 14, 2022.
3.5	Amendment to Articles of Incorporation filed on September 29, 2020, incorporated by reference to Exhibit 3.1 to our Form 8-K dated November 5, 2020 and filed on November 5, 2020.
3.6	By-Laws of ValueSetters, Inc, incorporated by reference to Exhibit 3.4 to our Form 10 dated September 3, 2013.
3.7	Amendment to Articles of Incorporation filed with the Utah Secretary of State on July 29, 2024, incorporated by reference to Exhibit 3.1 to our Form 8-K dated July 29, 2024 and filed with the SEC on August 2, 2024.
3.8	Amendment to Articles of Incorporation filed with the Utah Secretary of State on March 25, 2025, incorporated by reference to Exhibit 3.1 to our Form 8-K dated March 25, 2025 and filed with the SEC on March 28, 2025
4.1	Specimen stock certificate evidencing shares of common stock, incorporated by reference to Exhibit 4.1 to our Form S-1/A dated April 8, 2022.
4.2	Form of Unsecured Convertible Notes, incorporated by reference to Exhibit 4.3 to our Form S-1 dated February 14, 2022 and filed with the SEC on February 15, 2022.
4.3	Form of Representative’s Warrant incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated July 12, 2022 and filed with the SEC on July 15, 2022.
4.4	Warrant Agent Agreement, dated July 15, 2022 between Netcapital Inc. and Equity Stock Transfer LLC incorporated by reference to our Current Report on Form 8-K dated July 12, 2022 and filed with the SEC on July 15, 2022.
4.5	Form of Public Warrant incorporated by reference to our Current Report on Form 8-K dated July 12, 2022 and filed with the SEC on July 15, 2022.
4.6	Form of Unsecured Convertible Notes incorporated by reference to our Current Report on Form 8-K dated July 15, 2022.
4.7	Form of Representative Warrant incorporated by reference to our Current Report on Form 8-K dated December 13, 2022 and filed with the SEC on December 16, 2022.
4.8	Form of Placement Agent Warrant, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 23, 2023 and filed with the SEC on May 25, 2023.

4.9	Form of Representative Warrant incorporated by reference to our Current Report on Form 8-K dated July 19, 2023 and filed with the SEC on July 24, 2023.
4.10	Form of Pre-Funded Warrant incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated December 21, 2023 and filed with the SEC on December 27, 2023.
4.11	Form of Series A-1 Common Warrant incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated December 21, 2023 and filed with the SEC on December 27, 2023.
4.12	Form of Series A-2 Common Warrant incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated December 21, 2023 and filed with the SEC on December 27, 2023.
4.13	Form of Placement Agent’s Warrant incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated December 21, 2023 and filed with the SEC on December 27, 2023.
4.14	Form of New Series A-3 Warrant, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 24, 2024 and filed with the SEC on May 27, 2024.
4.15	Form of New Series A-4 Warrant, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated May 24, 2024 and filed with the SEC on May 27, 2024.
4.16	Form of Placement Agent Warrant, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated May 24, 2024 and filed with the SEC on May 27, 2024.
4.17*	Description of capital stock
4.18	Form of New Series A-5 Warrant, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated January 9, 2025 and filed with the SEC on January 15, 2025
4.19	Form of New Series A-6 Warrant, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated January 9, 2025 and filed with the SEC on January 15, 2025
4.20	Form of Placement Agent Warrant, incorporated by reference to Exhibit 4.13 to our Current Report on Form 8-K dated January 9, 2025 and filed with the SEC on January 15, 2025
4.21	Form of New Series A-7 Warrant, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 5, 2025 and filed with the SEC on March 10, 2025
4.22	Form of New Series A-8 Warrant, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated March 5, 2025 and filed with the SEC on March 10, 2025
4.23	Convertible Promissory Note dated April 29, 2025, in the principal amount of $61,360, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 5, 2025 and filed with the SEC on May 5, 2025
4.24	Convertible Promissory Note dated April 29, 2025, in the principal amount of $64,960, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated May 5, 2025 and filed with the SEC on May 5, 2025
4.25	Form of Promissory Note (non-convertible), incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K dated May 5, 2025 and filed with the SEC on May 5, 2025
4.26	Form of Warrant, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated July 7, 2025 and filed with the SEC on July 7, 2025
4.27	Form of Placement Agent Warrant, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated July 17, 2025 and filed with the SEC on July 17, 2025
4.28	Form of Warrant, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated July 7, 2025 and filed with the SEC on July 7, 2025
4.29	Form of Placement Agent Warrant, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated July 17, 2025 and filed with the SEC on July 17, 2025
10.1+	2021 Equity Incentive Plan, filed as Exhibit 4.1 to Netcapital Inc. registration statement on Form S-8 on January 27, 2022, and incorporated herein by reference.
10.2+	Employment Agreement with Carole Murko, incorporated by reference to Exhibit 10.12 to our Form S-1 dated February 14, 2022.
10.3+	Separation Agreement with Carole Murko, incorporated by reference to Exhibit 10.13 to our Form S-1 dated February 14, 2022.
10.4	Form of Note Purchase Agreement, incorporated by reference to Exhibit 10.14 to our Form S-1 dated February 14, 2022 and filed with the SEC on February 15, 2034.
10.5	License Agreement between Netcapital Systems LLC, a Delaware limited liability company, and Netcapital Funding Portal Inc., filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 28, 2022 and incorporated by reference herein.
10.6+	Employment Agreement with Cecilia Lenk, filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 28, 2022 and incorporated by reference herein.
10.7+	Employment Agreement with Coreen Kraysler, filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on June 28, 2022 and incorporated by reference herein.
10.8+	Employment Agreement with Jason Frishman, filed as Exhibit 10.4 to our Current Report on Form 8-K filed on June 28, 2022 and incorporated by reference herein.
10.9+	Netcapital Inc 2023 Omnibus Equity Incentive Plan incorporated by reference to our Current Report on Form 8-K dated January 3, 2023 and filed with the SEC on January 5, 2023.
10.10+	Employment Agreement with Martin Kay dated January 3, 2023 incorporated by reference to our Current Report on Form 8-K dated January 3, 2023 and filed with the SEC on January 5, 2023.
10.11+	Form of Stock Option Agreement incorporated by reference to our Current Report on Form 8-K dated January 3, 2023 and filed with the SEC on January 5, 2023.

10.12**	Software License and Services Agreement between Templum, Inc. and Netcapital Systems LLC dated January 2, 2023 incorporated by reference to our Current Report on Form 8-K dated January 2, 2023 and filed with the SEC on January 6, 2023.
10.13	Form of Securities Purchase Agreement between Netcapital Inc. and certain institutional investors dated May 23, 2023, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 23, 2023 and filed with the SEC on May 25, 2023.
10.14	Form of Securities Purchase Agreement incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 21, 2023 and filed with the SEC on December 27, 2023.
10.15	Stock Purchase Agreement dated April 24, 2024 between Netcapital Inc. and Steven Geary, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 24, 2024 and filed with the SEC on April 25, 2024
10.16	Stock Purchase Agreement dated April 24, 2024 between Netcapital Inc. and Paul Riss incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated April 24, 2024 and filed with the SEC on April 25, 2024.
10.17	Form of Inducement Letter dated May 24, 2024, incorporated by reference to our Current Report on Form 8-K dated May 24, 2024 and filed with the SEC on May 27, 2024.
10.18	Form of Inducement Letter, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 9, 2025 and filed with the SEC on January 15, 2025
10.19	Form of Inducement Letter, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 5, 2025 and filed with the SEC on March 10, 2025
10.20	Promissory Note dated March 26, 2025, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 26, 2025 and filed with the SEC on March 31, 2025
10.21	Securities Purchase Agreement dated March 26, 2025, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 26, 2025 and filed with the SEC on March 31, 2025
10.22	Loan Authorization and Agreement dated June 17, 2020 between Valuesetters Inc. and the U.S. Small Business Administration, incorporated by reference to Exhibit 10.22 to our Registration Statement on Form S-1 filed with the SEC on April 15, 2025.
10.23	Note dated June 17, 2020 in the amount of $500,000 issued by Valuesetters Inc. to the U.S. Small Business Administration, incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1 filed with the SEC on April 15, 2025.
10.24	Security Agreement dated June 17, 2020 between Valuesetters Inc. and the U.S. Small Business Administration, incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1 filed with the SEC on April 15, 2025.
10.25	Paycheck Protection Note in the amount of $1,885,000 dated January 31, 2021 issued by Valuesetters inc. to Citizens Bank, N.A., incorporated by reference to Exhibit 10.25 to our Registration Statement on Form S-1 filed with the SEC on April 15, 2025.
10.26	Securities Purchase Agreement dated April 29, 2025 in the amount of $61,360, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 5, 2025 and filed with the SEC on May 5, 2025
10.27	Securities Purchase Agreement dated April 29, 2025 in the amount of $64,960, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated May 5, 2025 and filed with the SEC on May 5, 2025
10.28	Form of Subscription Agreement, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 12, 2025 and filed with the SEC June 12, 2025
10.29+	Form of Stock Option Agreement (2023 Omnibus Equity Incentive Plan), incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated June 12, 2025 and filed with the SEC June 12, 2025

10.30+	Form of Stock Option Agreement Subject to Shareholder Approval, incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated June 12, 2025 and filed with the SEC June 12, 2025
10.31+	First Amendment to 2023 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated June 12, 2025 and filed with the SEC June 12, 2025
10.32	Form of Advisory Agreement, incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated June 12, 2025 and filed with the SEC June 12, 2025
10.33	Horizon Software Agreement, dated June 26, 2025, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 30, 2025 and filed with the SEC June 30, 2025
10.34	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 7, 2025 and filed with the SEC July 7, 2025
10.35	Form of Securities Purchase Agreement, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 17, 2025 and filed with the SEC July 17, 2025
10.36*+	Second Amendment to 2023 Omnibus Equity Incentive Plan
14.1	Code of Ethics, incorporated by reference to Registration on Form S-1/A filed on April 8, 2022.
19.1*	Insider Trading Policy
21.1	Subsidiaries, incorporated by reference to Exhibit 21.1 of our Annual Report on Form 10-K for the year ended April 30, 2024 and filed on July 29, 2024.
23.1*	Consent of Fruci and Associates II, PLLC.
31.1*	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
31.2*	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).
32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K filed on July 29, 2024

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Schema
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Label Linkbase
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

+ Indicates a management contract or compensatory plan or arrangement

** Certain confidential portions of this exhibit have been redacted from the publicly filed document because such portions are (i) not material and (ii) would be competitively harmful if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETCAPITAL INC.

Date: August 12, 2025	By:	/s/ Martin Kay
Martin Kay
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Martin Kay	Chief Executive Officer and Director	August 12, 2025
Martin Kay	(Principal Executive Officer)

/s/ Coreen Kraysler	Chief Financial Officer,	August 12, 2025
Coreen Kraysler	(Principal Accounting and Financial Officer)

/s/ Avi Liss	Director	August 12, 2025
Avi Liss

/s/ Cecilia Lenk	Director	August 12, 2025
Cecilia Lenk

/s/ Arnold Scott	Director	August 12, 2025
Arnold Scott

/s/ Steven Geary	Director	August 12, 2025
Steven Geary

NETCAPITAL INC.

YEARS ENDED APRIL 30, 2025 AND 2024

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of NetCapital Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NetCapital Inc. (“the Company”) as of April 30, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2025 and 2024 and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company has a negative working capital, operating losses, and negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures to evaluate management’s valuation of investments consisted of the following, among others:

1. Obtained and analyzed management’s assessment of impairment, including review of third-party market data, public filings, financial information, and funding activities of a selection of investee entities.

2. As part of this analysis, reviewed for events or transactions that suggest orderly transactions of investee equity securities.

3. For a selection of investments, confirmed percentage of ownership directly with investees to determined appropriate classification.

Fruci & Associates II, PLLC – PCAOB ID #05525
We have served as the Company’s auditor since 2017.

Spokane, Washington
August 12, 2025

NETCAPITAL INC.

CONSOLIDATED BALANCE SHEETS

	April 30, 2025	April 30, 2024
Assets:
Cash and cash equivalents	$289,428	$863,182
Accounts receivable net	78,649	134,849
Note receivable	-	20,000
Other receivables	-	1,200
Prepaid expenses	31,535	23,304
Total current assets	399,612	1,042,535

Deposits	6,300	6,300
Notes receivable - related parties	50,000	202,000
Purchased technology, net	14,697,529	14,733,005
Investment in affiliate	-	240,080
Equity securities	5,748,050	25,333,386
Total assets	$20,901,491	$41,557,306

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,941,108	$793,325
Accrued expenses	269,971	310,300
Short-term promissory notes	263,437	-
Deferred revenue	330	466
Interest payable	100,797	92,483
Current portion of SBA loans	1,885,800	1,885,800
Loan payable - bank	34,324	34,324
Total current liabilities	5,495,767	3,116,698

Long-term liabilities:
Long-term SBA loans, less current portion	500,000	500,000
Total liabilities	5,995,767	3,616,698

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, $.001 par value; 900,000,000 shares authorized, 2,192,226 and 326,867 shares issued and outstanding	2,192	327
Shares to be issued	200,000	122,124
Capital in excess of par value	42,525,294	37,338,594
Retained earnings	(27,821,762)	479,563
Total stockholders’ equity	14,905,724	37,940,608
Total liabilities and stockholders’ equity	$20,901,491	$41,557,306

See Accompanying Notes to the Consolidated Financial Statements

NETCAPITAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	April 30, 2025	April 30, 2024

Revenues	$869,460	$4,951,435
Costs of services	40,344	108,060
Gross profit	829,116	4,843,375

Costs and expenses:
Consulting expense	314,947	610,209
Marketing	37,699	333,771
Rent	79,568	76,117
Payroll and payroll related expenses	3,502,166	3,838,640
General and administrative costs	5,216,053	3,427,026
Total costs and expenses	9,150,433	8,285,763
Operating loss	(8,321,317)	(3,442,388)

Other income (expense):
Interest expense	(41,289)	(45,990)
Amortization of intangible assets	(35,476)	(93,862)
Impairment expense	(19,915,556)	(1,048,430)
Other income	1,200	1,200
Unrealized gain (loss) on equity securities	18,050	(2,696,135)
Accretion on short-term notes	(6,937)	-
Total other income (expense)	(19,980,008)	(3,883,217)
Net loss before taxes	(28,301,325)	(7,325,605)
Income tax expense (benefit)	-	(2,339,288)
Net loss	$(28,301,325)	$(4,986,317)

Basic loss per share	$(20.39)	$(28.83)
Diluted loss per share	$(20.39)	$(28.83)

Weighted average number of common shares outstanding:
Basic	1,387,666	172,937
Diluted	1,387,666	172,937

See Accompanying Notes to the Consolidated Financial Statements

NETCAPITAL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended April 30, 2025 and 2024

	Common Stock		Shares to Be	Capital in Excess of	Retained	Total
	Shares	Amount	Issued	Par Value	Earnings	Equity
Balance, April 30, 2023	92,008	$93	$183,187	$30,507,292	$5,465,880	$36,156,452

Sale of common stock	108,929	109	-	5,535,530	-	5,535,639
Vesting of stock options	-	-	-	557,484	-	557,484
Stock-based settlement	10,448	10	-	159,023	-	159,033
Warrant exercise	113,429	113	-	7,827	-	7,940
Purchase of equity interest	535	-	-	366,377	-	366,377
Reduction in shares to be issued	89	1	(61,063)	61,062	-	-
Stock-based compensation	1,429	1	-	143,999	-	144,000
Net loss for April 30, 2024	-	-	-	-	(4,986,317)	(4,986,317)
Balance, April 30, 2024	326,867	327	122,124	37,338,594	479,563	37,940,608

Sale of common stock	1,122,693	1,123	-	1,977,877	-	1,979,000
Vesting of stock options	-	-	-	557,484	-	557,484
Round up of fractional shares	139,781	140	-	(140)	-	-
Reduction in shares to be issued	180	-	(122,124)	122,124	-	-
Stock-based compensation	-	-	200,000	-	-	200,000
Warrant exercise	602,705	602	-	2,529,355	-	2,529,957
Net loss April 30, 2025	-	-	-	-	(28,301,325)	(28,301,325)
Balance April 30, 2025	2,192,226	$2,192	$200,000	$42,525,294	$(27,821,762)	$14,905,724

See Accompanying Notes to the Consolidated Financial Statements

NETCAPITAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	April 30, 2025	April 30, 2024
OPERATING ACTIVITIES
Net loss	$(28,301,325)	$(4,986,317)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	757,484	1,324,917
Receipt of equity in lieu of cash	(72,090)	(3,427,699)
Unrealized (gain) loss on equity securities	(18,050)	2,696,135
Provision for bad debts	178,534	267,500
Accretion of short-term notes	6,937	-
Changes in deferred taxes	-	(1,657,000)
Amortization of intangible assets	35,476	93,862
Impairment of assets	19,915,556	1,048,430
Changes in non-cash working capital balances:
Accounts receivable	52,066	(293,849)
Prepaid expenses	(8,231)	(4,878)
Other receivables	(1,200)	(1,200)
Accounts payable and accrued expenses	2,107,454	240,229
Income taxes payable	-	(174,000)
Deferred revenue	(136)	(195)
Accrued interest payable	8,314	(5,773)
Net cash used in operating activities	(5,339,211)	(4,879,838)

INVESTING ACTIVITIES
Note receivable	-	(20,000)
Net cash used in investing activities	-	(20,000)

FINANCING ACTIVITIES
Payment to secured lender	-	(350,000)
Proceeds from exercise of warrants	2,529,957	4,968
Proceeds from short-term notes	256,500	-
Proceeds from sale of common stock	1,979,000	5,538,611
Net cash provided by financing activities	4,765,457	5,193,579

Net increase (decrease) in cash	(573,754)	293,741
Cash and cash equivalents, beginning of the period	863,182	569,441
Cash and cash equivalents, end of the period	$289,428	$863,182

Supplemental disclosure of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$32,852	$50,265

Supplemental Non-Cash Financing Information:
Common stock issued to pay related party payable	$-	$90,204
Common stock issued to purchase 10% interest in Caesar Media Group Inc.	$-	$366,377

See Accompanying Notes to the Consolidated Financial Statements

NETCAPITAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED APRIL 30, 2025 AND 2024

1. Description of Business and Summary of Accounting Principles

Description of Business

Netcapital Inc. (“Netcapital,” “we,” “our,” or the “Company”) is a fintech company with a scalable technology platform that allows private companies to raise capital online and provides private equity investment opportunities to investors. The company’s consulting group, Netcapital Advisors, provides marketing and strategic advice and takes equity positions in select companies with disruptive technologies. The Netcapital funding portal is registered with the U.S. Securities & Exchange Commission (SEC) and is a member of the Financial Industry Regulatory Authority (FINRA), a registered national securities association. Netcapital Securities is a broker-dealer registered with FINRA.

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

Judgments and Estimates

The estimation of variable consideration for each performance obligation requires the Company to make subjective judgments. The Company may enter into contracts with customers that regularly include promises to transfer multiple services, such as digital marketing, web-based videos, offering statements, and professional services. For arrangements with multiple services, the Company evaluates whether the individual services qualify as distinct performance obligations. In its assessment of whether a service is a distinct performance obligation, the Company determines whether the customer can benefit from the service on its own or with other readily available resources, and whether the service is separately identifiable from other services in the contract. This evaluation requires the Company to assess the nature of each individual service offering and how the services are provided in the context of the contract, including whether the services are significantly integrated, highly interrelated, or significantly modify each other, which may require judgment based on the facts and circumstances of the contract.

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

When a contract with a customer is signed, the Company assesses whether collection of the fees under the arrangement is probable. The Company estimates credit losses based on the aging of receivables, historical collection experience, and customer-specific factors, including recent communications. Estimated credit losses are recognized as operating expenses and recorded as a reduction to accounts receivable.

Contract Assets

Contract assets are recorded for those parts of the contract consideration not yet invoiced but for which the performance obligations are completed. The revenue is recognized when the customer receives services. Contract assets are included in other current assets in the consolidated balance sheets and will be recognized during the succeeding twelve-month period.

Deferred Revenue

Deferred revenues represent billings or payments received in advance of revenue recognition and is recognized upon transfer of control. Balances consist primarily of annual plan subscription services not yet provided as of the balance sheet date. Deferred revenues that will be recognized during the succeeding twelve-month period are recorded as current deferred revenues in the consolidated balance sheets, with the remainder recorded as other non-current liabilities in the consolidated balance sheets.

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

Remaining Performance Obligations

The Company’s subscription terms are typically less than one year. All of the Company’s revenues in the years ended April 30, 2025 and 2024, which amounted to $869,460 and $4,951,435, respectively, are considered contract revenues. Contract revenue as of April 30, 2025 and 2024, which has not yet been recognized, amounted to $330 and $466, respectively, and is recorded on the balance sheet as deferred revenue. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Disaggregation of Revenue

Our revenue is from U.S.-based companies with no notable geographical concentrations in any area. A distinction exists in revenue source; our revenues are either generated online or from personal services.

Revenues disaggregated by revenue source consist of the following:

	Year Ended April 30, 2025	Year Ended April 30, 2024
Consulting services	$-	$3,633,900
Fees from online services	869,460	1,317,535
Total revenues	$869,460	$4,951,435

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company did not have any cash equivalents during fiscal 2025 and 2024. The Company uses three financial institutions for its cash balances and has maintained cash balances that exceed federally insured limits.

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

Based on management’s comprehensive review, the Company recorded an allowance for doubtful accounts of $353,455 as of April 30, 2025 and 2024.

Notes Receivable

The Company occasionally provides loans to other entities and performs ongoing credit evaluations of its notes receivable portfolio. An allowance for credit losses is established when necessary to reflect management’s estimate of expected losses over the life of the loans.

The methodology for determining the allowance includes the following considerations:

1.	Borrower Credit Risk: Evaluation of the borrower’s creditworthiness at origination and during the life of the loan.
2.	Historical Loss Experience: Review of historical default rates and recovery trends, adjusted for current circumstances where appropriate.
3.	Loan Performance Monitoring: Ongoing assessment of payment history, covenant compliance (if applicable), and the borrower’s current financial condition.
4.	Collateral Value: For secured loans, the estimated fair value and liquidity of the collateral.
5.	Macroeconomic Factors: Consideration of current and expected future economic conditions that may affect borrowers’ ability to repay.

The allowance is adjusted as new information becomes available or as conditions change. During the years ended April 30, 2025 and 2024, the Company recorded a charge of $174,400 and $0, respectively, to write off notes receivable that were determined to be uncollectible. These amounts were removed from both the notes receivable balance and the related allowance.

Intangible Assets

Intangible assets with finite useful lives are measured at cost and amortized on a straight-line basis over their estimated useful lives. The useful life is based on the term of the underlying agreement or the period over which the asset is expected to contribute to future cash flows. These assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If indicators of impairment exist, the Company compares the carrying amount of the asset group to the undiscounted future cash flows expected to be generated. If the carrying amount exceeds those cash flows, an impairment loss is recognized in the amount by which the carrying value exceeds the fair value of the asset group.

Intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company’s indefinite-lived intangible assets consist of funding portal technology acquired in a business combination. The technology enables the operation of the Company’s Regulation Crowdfunding, Regulation A and Regulation D platform and is expected to generate benefits over an indefinite period due to its ongoing user base and regulatory approvals. The fair value of the funding portal technology is estimated based on a market approach, considering the number of active users and investors, engagement metrics, and comparable market transactions. If the fair value is determined to be less than the carrying amount, an impairment loss is recognized in the amount of the excess.

Impairment of Long-Lived Assets

Authoritative guidance requires that certain assets be reviewed for impairment and, if impaired, remeasured at fair value whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment loss estimates are primarily based upon management’s analysis and review of the carrying value of long-lived assets at each balance sheet date, utilizing an undiscounted future cash flow calculation. The Company recorded an impairment loss of $19,915,556 and $1,048,430 in fiscal 2025 and 2024.

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

Recent Accounting Pronouncements

In March 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses. This ASU requires public companies to provide additional disclosures on the nature and amount of certain expense line items, such as employee compensation, depreciation, and other costs, to improve transparency of operating results. The standard is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of the standard on its future financial statement disclosures.

In January 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. This ASU includes illustrative examples to clarify when profits interest awards or similar arrangements should be accounted for under ASC 718. The standard is effective for public companies for fiscal years beginning after December 15, 2024. The Company is evaluating the applicability of this guidance to any future equity-based compensation arrangements.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 2 – Concentrations

For the year ended April 30, 2025, the Company had one customer that constituted 20% of its revenues, and a second customer that accounted for 11% of its revenues. For the year ended April 30, 2024, the Company had one customer that constituted 25% of its revenues, a second customer that constituted 22% of its revenues, and a third customer that constituted 22% of its revenues.

Note 3 – Earnings (Loss) Per Common Share

Net loss per common and diluted share were calculated as follows for the year ended April 30, 2025 and 2024:

	Year Ended April 30, 2025	Year Ended April 30, 2024
Net loss attributable to common stockholders – basic	$(28,301,325)	$(4,986,317)
Adjustments to net loss	—	—
Net loss attributable to common stockholders – diluted	$(28,301,325)	$(4,986,317)

Weighted average common shares outstanding - basic	1,387,666	172,937
Effect of dilutive securities	—	—
Weighted average common shares outstanding – diluted	1,387,666	172,937

Loss per common share - basic	$(20.39)	$(28.83)
Loss per common share - diluted	$(20.39)	$(28.83)

Outstanding vested warrants to purchase 556,973 and 614,533 shares of common stock are not included in the calculation of earnings per share for the years ended April 30, 2025 and 2024, respectively, because their effect is anti-dilutive.

Outstanding vested options to purchase 16,943 and 9,889 shares of common stock are not included in the calculation of earnings per share for the years ended April 30, 2025 and 2024, respectively, because their effect is anti-dilutive.

Note 4 – Principal Financing Arrangements

The following table summarizes components debt as of April 30, 2025 and 2024:

	April 30, 2025	April 30, 2024	Interest Rate

Convertible promissory notes	$161,787	$—	12.0%
Note payable	101,650	—	8.0%
U.S. SBA loan	500,000	500,000	3.75%
U.S. SBA loan	1,885,800	1,885,800	1.0%
Loan payable – bank	34,324	34,324	10.5%
Total Debt	2,683,561	2,420,124
Less: current portion of long-term debt	2,183,561	1,920,124
Total long-term debt	$500,000	$500,000

The Company owes $34,324 as of April 30, 2025 and 2024 to Chase Bank. For the loan from Chase Bank, the Company pays interest only on a monthly basis, which represents a rate of 10.5% per annum as of April 30, 2025.

On June 17, 2020 the Company borrowed $500,000 (the “June 2020 Loan”), and on February 2, 2021, the Company borrowed $1,885,800 (the “February 2021 Loan”) from a U.S. Small Business Administration (“SBA”) loan program.

The June 2020 Loan required installment payments of $2,437 monthly, beginning on June 17, 2021, over a term of thirty years. However, the SBA postponed the first installment payment for 18 months, and the first payment became due on December 17, 2022. The monthly payments of $2,437 are first applied to accrued interest payable. The monthly payments will not be applied to any of the outstanding principal balance until 2026. Consequently, the entire loan balance of $500,000 is classified as a long term liability. Interest accrues at a rate of 3.75% per annum. The Company agreed to grant a continuing security interest in its assets to secure payment and performance of all debts, liabilities, and obligations to the SBA. The June 2020 Loan was personally guaranteed by the Company’s Chief Financial Officer. Accrued interest payable for the June 2020 Loan as of April 30, 2025 and 2024 amounted to $20,611 and $31,207, respectively.

The February 2021 Loan bears interest at a rate of 1% per annum and the due date of the first payment has been postponed by the SBA because the Company has applied for forgiveness of the February 2021 Loan. Accrued interest payable for the February 2021 Loan as of April 30, 2025 and 2024 amounted to $80,186 and $61,276, respectively.

On March 26, 2025, the Company entered into a Securities Purchase Agreement with 1800 Diagonal Lending LLC (the “Lender”), pursuant to which the Company issued a promissory note in the principal amount of $181,540 (the “Note”). The Note was issued with an original issue discount (“OID”) of $25,040, and the Company received net proceeds of $150,000 after deducting legal and due diligence fees.

As of April 30, 2025, the unamortized original issue discount was $19,753, and the Note was recorded on the balance sheet at its net carrying amount of $161,787.

The Note bears a one-time interest charge of 12% and was scheduled to mature on January 30, 2026. The Note required repayment in five monthly installments beginning on September 30, 2025, for a total contractual repayment amount of $203,324. Under the terms of the Note, the Company had the option to prepay the outstanding balance. On July 8, 2025, the Company exercised this option and paid the Note in full with a remittance of $197,225.

On April 29, 2025, the Company entered into a private financing transaction with a single accredited investor and issued an unsecured, non-convertible promissory note in the principal amount of $200,000. The note was issued at a 50% OID for gross proceeds of $100,000. The note bears interest at 8% per annum, matures on July 31, 2025, and is prepayable at any time without penalty. In the event of default, the interest rate increases to 20% per annum. As of April 30, 2025, the unamortized OID was $98,350, and the note was recorded on the balance sheet at a net carrying amount of $101,650.

As of April 30, 2025, future payments under debt obligations over each of the next five years and thereafter were as follows:

Twelve months ended April 30:
2025	$2,301,664
2026	-
2027	9,837
2028	13,972
2029	14,475
Thereafter	461,716
Minimum future payments of principal	$2,801,664

Note 5 – Income Taxes

For the fiscal year ended April 30, 2023, the Company recorded no income tax expense, resulting in an effective tax rate of 0%, due to taxable losses incurred during the year.

For the fiscal year ended April 30, 2024, the Company recorded an income tax benefit of $2,339,288, representing an effective tax benefit rate of 32%. Included in the benefit is an employee retention credit (“ERC”) of $508,292, available under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The ERC is a refundable tax credit for eligible employers that retained employees during the COVID-19 pandemic.

The Company had no material unrecognized tax benefits as of April 30, 2025 and 2024 and does not expect its unrecognized tax benefits to change significantly in the next twelve months. No interest or penalties related to unrecognized tax positions were accrued or recognized during the years ended April 30, 2025 and 2024.

The Company is subject to U.S. federal income tax and various state tax jurisdictions. The Company’s tax years ended April 30, 2022 through 2024 remain open to examination by taxing authorities. Earlier periods remain open to the extent of net operating loss or credit carryforwards.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases. The significant components of the Company’s deferred tax assets and liabilities as of April 30, 2025 and 2024 are as follows:

	2025	2024
Deferred tax assets, net:
Net operating loss carry forwards	$5,937,000	$2,532,000
Impairment loss on assets	293,000	298,000
Bad debt allowance	80,000	103,000
Stock-based compensation	756,000	595,000
Deferred tax assets	7,066,000	3,528,000

Deferred tax liability:
Unrealized gains	(3,400,000)	(3,395,000)
Net deferred tax assets (liabilities)	3,666,000	133,000
Valuation allowance	(3,666,000)	(133,000)
Net deferred tax assets (liabilities)	$—	$—

The Company increased its valuation allowance to $3,666,000 as of April 30, 2025, from $133,000 as of April 30, 2024, due to uncertainty regarding the realization of deferred tax assets, primarily net operating loss carryforwards.

Note 6 – Related Party Transactions

Netcapital Systems LLC, a Delaware limited liability company (“Systems DE”), of which Jason Frishman, Founder, owns a 29% interest, owns 24,447 shares of common stock, or 1.1% of the Company’s 2,192,226 outstanding shares as of April 30, 2025. The company paid Systems DE $95,000 and $175,000 in the years ended April 30, 2025 and 2024, respectively, for use of the software that runs the website www.netcapital.com. and owes Systems DE $285,000 in unpaid invoices as of April 20, 2025.

Cecilia Lenk, the Chief Executive Officer of Netcapital Advisors Inc., (“Advisors”), our wholly owned subsidiary, is a member of the board of directors of KingsCrowd Inc. As of April 30, 2025 and 2024, the Company owned 3,209,685 shares of KingsCrowd Inc., valued at $577,743 and $513,550, respectively.

Cecilia Lenk, the Chief Executive Officer of Advisors, serves as a member of the board of directors of Deuce Drone LLC, an entity in which the Company holds an equity interest. As of April 30, 2025 and 2024, the Company owned 2,350,000 membership interest units of Deuce Drone LLC, valued at $0 and $2,350,000, respectively. The Company also had notes receivable from Deuce Drone LLC totaling $152,000 as of April 30, 2025 and 2024. During the year ended April 30, 2025, the Company determined that collection of the notes was not probable and recorded a full credit loss reserve of $152,000 against the notes receivable.

Compensation to officers in the year ended April 30, 2025 consisted of stock-based compensation valued at $369,545 and cash salary of $927,288. Compensation to officers in the year ended April 30, 2024 consisted of stock-based compensation valued at $369,545 and cash salary of $936,111.

Compensation to a related party consultant, John Fanning Jr., son of our CFO, in the years ended April 30, 2025 and 2024 consisted of cash wages of $44,991 and $54,880, respectively. This consultant is also the controlling shareholder of Zelgor Inc. and $0 and $33,000 of the Company’s revenues in the years ended April 30, 2025 and 2024, respectively, were from Zelgor Inc. As of April 30, 2025 and 2024, the Company owned 1,400,000 shares which are valued at $1,400,000.

As of April 30, 2025 and 2024, the Company had invested $240,080 in 6A Aviation Alaska Consortium, Inc., an affiliated entity formed in connection with a proposed land lease at an airport in Alaska. Cecilia Lenk, the Chief Executive Officer of Netcapital Advisors Inc., also serves as the Chief Executive Officer of 6A Aviation Alaska Consortium, Inc. As of April 30, 2025, the Company determined that the investment was impaired and recorded a full write-off of $240,080.

On April 24, 2024, we issued director Steven Geary 3,419 shares of our common stock at a price per share of $9.268 in satisfaction of $31,680 owed to him. On April 24, 2024, we issued We owed Paul Riss, a director of our Netcapital Funding Portal Inc., 6,315 shares of our common stock at a price per share of $9.268 in satisfaction of $58,524 owed to him.

Coreen Kraysler, our Chief Financial Officer, has personally guaranteed a $500,000 promissory note from the U.S. Small Business Administration. The note bears interest at an annual rate of 3.75%, has a 30-year term, and monthly payments of $2,437 began on December 17, 2022. See Note 4

Mr. John Fanning, the husband of the Company’s Chief Financial Officer, was an employee of the Company from February 3, 2020 to September 20, 2023, and has continued to serve as an advisor to the Company after that time.  In addition, as stated above, Mr. Fanning’s son, John Fanning, Jr., is a consultant to the Company and is the controlling shareholder of Zelgor Inc.  From time to time, Mr. Fanning provides advice to companies in which the Company either owns an equity position, are listed and/or conducted offerings on the Company’s funding portal, and/or are vendors in the Company’s ecosystem. Further, the Company is aware of a website that states that John Fanning is working or has been involved in the past with some of the portfolio companies that conducted offerings on the Company’s funding portal (Kingscrowd, Deuce Drone, ChipBrain and Zelgor). For information regarding the value of the equity holdings that the Company may have in each of these entities, see Note 12 to the Company’s Consolidated Financial Statements contained in their Annual Report on Form 10-K for the year ended April 30, 2025. The Company does not have a formal advisory contract with Mr. Fanning.

Note 7 – Stockholders’ Equity

On March 25, 2025, we filed articles of amendment (the “Articles of Amendment”) to our Articles of Incorporation, as amended, with the Utah Department of Commerce, Division of Corporations and Commercial Code to authorize 10,000,000 shares of “blank check” preferred stock. Following the filing of the Articles of Amendment, we have the authority to issue 910,000,000 shares of capital stock, such total shares consisting of (i) 900,000,000 shares of common stock and (ii) 10,000,000 shares of preferred stock. There were 2,192,226 and 326,867 shares of the Company’s common stock outstanding as of April 30, 2025 and 2024, respectively. No preferred shares have been issued.

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

On July 24, 2023 the Company completed an underwritten public offering of 24,642 shares of the Company’s common stock, at a price to the public of $49.00 per share for aggregate gross proceeds of $1,207,500, before deducting underwriting discounts and offering expenses payable by the Company. In conjunction with this offering, the Company issued the underwriter, and its designees, warrants to purchase 1,537 shares of the Company’s common stock at an exercise price of $49.34.

On July 31, 2023 and on October 26, 2023, the Company issued 268 shares of its common stock in conjunction with the purchase of a 10% interest in Caesar Media Group Inc. October 26, 2023, the Company issued 89 shares of its common stock in conjunction with its purchase of MSG Development Corp. (“MSG”), a wholly owned subsidiary. As a result of the issuance to MSG, the equity account for shares to be issued decreased by $61,063 from $183,187 to $122,124. On April 29, 2025, the remaining 180 shares due to the sellers of MSG were issued, reducing the shares to be issued account from $122,124 to $0. The Company did not receive any proceeds for the issuance of these shares.

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

On March 20, 2024 the Company received a warrant exercise notice of Prefunded Warrants to purchase 25,114 Warrant Shares and issued 25,114 shares of its common stock upon the receipt of the exercise price of $1,758. On April 1, 2024 the Company received a warrant exercise notice of Prefunded Warrants to purchase 6,143 Warrant Shares and issued 6,143 shares of its common stock upon the receipt of the exercise price of $430.

On April 24,2024, the Company issued 3,419 shares of its common stock at a price per share of $0.1324 to pay in full a $31,680 obligation that the Company owed to its director, Steven Geary. On that date, the Company also issued 6,315 shares of its common stock at a price per share of $0.1324 to pay in full a $58,524 obligation that the Company owed to Paul Riss, a director of our subsidiary, Netcapital Funding Portal Inc.

On April 29, 2024, the Company issued 4 shares of its common stock to fulfill a stock subscription payable of $10,000.

On May 24, 2024, the Company entered into inducement offer letter agreements with certain investors that held certain outstanding Series A-2 warrants purchased an aggregate of 252,286 shares of our common stock with an exercise price of $17.50 per share, originally issued in December 2023 at a reduced exercise price of $10.85 per share (which reduced exercise price was granted to all holders on Series A-2 warrants by the board on May 24, 2024) in partial consideration for the Company’s agreement to issue in a private placement (i) new Series A-3 common stock purchase warrants to purchase up to 253,947 shares of our common stock at an exercise price of $8.74 per share and (ii) new Series A-4 common stock purchase warrants to purchase up to 253,947 shares of our common stock at an exercise price of $8.74 per share for aggregate gross proceeds of approximately $2.2 million from the exercise of the existing warrants, before deducting placement agent fees and other expenses payable by the Company. The Series A-3 Warrants and Series A-4 Warrants are exercisable beginning on the effective dates of stockholder approval of the issuance with such warrants expiring on (i) the five year anniversary of the initial exercise date for the Series A-3 Warrants and (ii) the eighteen month anniversary of the initial exercise date for the Series A-4 Warrants. This transaction closed on May 29, 2024. Wainwright was the exclusive agent for the transaction for which we paid them a cash fee equal to 7.5% from the exercise of the Series A-2 warrant at the reduced exercise price and a management fee equal to 1.0% of such aggregate gross proceeds. The Company also issued warrants to designees of Wainwright to purchase up to 19,048 shares of our common stock at an exercise price of $10.93 per share.

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

As of April 30, 2025, the Company owed $200,000 to a consulting firm for services rendered, which was payable in shares of common stock. The liability was recorded as “shares to be issued” as of April 30, 2025. The related shares were issued on July 21, 2025.

The following tables summarize information about warrants outstanding as of April 30, 2025 and 2024:

	Warrants Outstanding			Warrants Exercisable
Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Outstanding	Price

As of April 30, 2025
$2.03 - $363.30	1,278,126	3.54	$11.94	556,973	$24.72

As of April 30, 2024
$0.056 - $363.30	614,533	3.06	$24.25	614,533	$24.25

	Number of Shares	Exercise Price Per Share	Average Exercise Price
Outstanding May 1, 2023	23,228	$98.68 – $363.30	$283.64

Issued during year ended April 30, 2024	789,952	$.056 - $109.40	$9.65

Exercised/canceled during year ended April 30, 2024	(198,647)	$.056	$0.056

Outstanding April 30, 2024	614,533	$8.74 - $363.30	$24.25

Issued during year ended April 30, 2025	1,248,095	$2.03 - $10.93	$4.92

Exercised/canceled during year ended April 30, 2025	(584,502)	$8.74 - $14.10	$11.02

Warrants outstanding April 30, 2025	1,278,126	$2.03 - $363.30	$11.94

Warrants exercisable, April 30, 2025	556,973	$2.03$ - 363.30	$24.72

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

Level 3 inputs are unobservable inputs for the asset or liability.

Financial assets measured at fair value on a recurring basis are summarized below as of April 30, 2025 and 2024:

	Level 1	Level 2	Level 3	Total
April 30, 2025
Equity securities at fair value	$—	$5,748,050	$—	$5,748,050

April 30, 2024
Equity securities at fair value	$—	$25,333,386	$—	$25,333,386

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

For the years ended April 30, 2025 and 2024, stock-based compensation expense amounted to $757,484 and $1,324,917, respectively.

The table below presents the components of compensation expense for the issuance of shares of common stock and stock options to employees and consultants for the years ended April 30, 2025 and 2024.

Stock-based compensation expense	Year Ended April 30, 2025	Year Ended April 30, 2024
Chief Executive Officer	$249,972	$249,972
Chief Financial Officer	57,240	57,240
Chief Executive Officer, Advisors	5,093	5,093
Founder	57,240	57,240
Marketing consultant	-	144,000
Marketing consultant	200,000	58,829
Employee and consultant options	187,939	187,939
Business consultant	-	564,604
Total stock-based compensation expense	$757,484	$1,324,917

The following tables summarize information about stock options outstanding as of April 30, 2025 and 2024:

	Options Outstanding			Options Exercisable
Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Outstanding	Price

As of April 30, 2025
$98.00 - $735.00	28,410	7.64	$154.82	16,943	$174.77

As of April 30, 2024
$1.40 - $10.50	28,590	8.65	$154.47	9,889	$188.72

	Number of Shares	Exercise Price Per Share	Average Exercise Price
Outstanding April 30, 2023	28,590	$98.00 - $735.00	$154.47

Issued during year ended April 30, 2024	-	$-	$-

Exercised/canceled during year ended April 30, 2024	-	$-	$-

Options outstanding April 30, 2024	28,590	$98.00 - $735.00	$154.47

Issued during year ended April 30, 2025	-	$-	$-

Exercised/canceled during year ended April 30, 2025	(180)	$98.00	$98.00

Options outstanding April 30, 2025	28,410	$98.00 - $735.00	$154.82

Options exercisable, April 30, 2025	16,943	$98.00 - $735.00	$174.77

Note 10 – Deposits and Commitments

The Company utilizes office space at 1 Lincoln Street in Boston, Massachusetts, under an office membership agreement. The Company pays a monthly membership fee of approximately $6,600. The agreement is cancellable by the Company with 60 days’ notice. As of April 30, 2025, the Company had a refundable security deposit of $6,300 related to the agreement.

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

The following table sets forth the major categories of the intangible assts as of April 30, 2025 and 2024.

	April 30, 2025	April 30, 2024

Acquired users	$14,271,836	$14,271,836
Acquired brand	532,118	532,118
Total intangible assets	14,803,954	14,803,954
Less: accumulated amortization	106,425	70,949
Net intangible assets	$14,697,529	$14,733,005

As of April 30, 2025, the weighted average remaining useful life for acquired brand is 12 years. Accumulated amortization amounted to $106,425 as of April 30, 2025 resulting in net intangible assets of $14,697,529.

Note 12 – Investments and Investment Impairments

During the fiscal year ended April 30, 2025, the Company evaluated its equity investments in multiple issuers for impairment in accordance with ASC 321-10-35-3. The Company determined that the fair value of several investments had declined below their carrying amounts and that the declines were other-than-temporary. These conclusions were based on qualitative indicators including the resignation of key personnel, discontinuation of business operations, termination of fundraising efforts, and other adverse developments.

As of April 30, 2024, the Company recorded the following investments at their respective carrying values:

- StockText LLC: $1,220,000

- CupCrew LLC: $1,170,000

- CountSharp LLC: $1,170,000

- HeadFarm LLC: $1,170,000

- RealWorld LLC: $1,170,000

- AceHedge LLC: $1,110,000

- Dark LLC: $2,100,000

- Fantize LLC: $1,110,000

- Caesar Media Group Inc.: $1,999,128

- ChipBrain LLC: $3,366,348

- Deuce Drone LLC: $2,350,000

- MustWatch LLC: 440,000

During the year ended April 30, 2025, the Company determined that the fair value of each of these investments had declined below its carrying value and recognized full impairment charges in accordance with ASC 321-10-35-3.

StockText LLC: The Company holds 2,440,000 units of StockText LLC. The issuer ceased operations, discontinued its fundraising efforts, and returned all investor funds. Based on these factors and the resignation of key personnel, the Company determined the investment was fully impaired. An impairment expense of $1,220,000 was recorded during the fiscal year ended April 30, 2025.

CupCrew LLC: The Company holds 2,853,659 units of CupCrew LLC. The issuer ceased operations, discontinued its fundraising efforts, and returned all investor funds. The Company concluded that its investment was fully impaired. An impairment expense of $1,170,000 was recorded during the fiscal year ended April 30, 2025.

CountSharp LLC: The Company holds 2,853,659 units of CountSharp LLC. Following the resignation of key management and the issuer’s decision to cease fundraising and return funds to investors, the Company determined the investment was fully impaired. An impairment expense of $1,170,000 was recorded during the fiscal year ended April 30, 2025.

HeadFarm LLC: The Company holds 2,853,659 units of HeadFarm LLC. Based on business discontinuation, returning funds to investors and resignation of key personnel, the Company recognized a full impairment of the investment. An impairment expense of $1,170,000 was recorded during the fiscal year ended April 30, 2025.

RealWorld LLC: The Company holds 2,853,659 units of RealWorld LLC. The issuer ceased operations and returned investor funds. The Company recognized a full impairment on the investment. An impairment expense of $1,170,000 was recorded during the fiscal year ended April 30, 2025.

AceHedge LLC: The Company holds 2,816,154 units of AceHedge LLC. The issuer ceased operations and returned funds to investors following adverse business developments. The Company recognized a full impairment on the investment. An impairment expense of $1,110,000 was recorded during the fiscal year ended April 30, 2025.

Dark LLC: The Company holds 2,100,000 units of Dark LLC. The issuer failed to file its annual report with the State of Massachusetts, its registered agent resigned, and all key executives departed. Based on these adverse developments, the Company fully impaired the investment. An impairment expense of $2,100,000 was recorded during the fiscal year ended April 30, 2025.

Fantize LLC: The Company holds 2,816,154 units of Fantize LLC. The issuer ceased operations, returned investor funds, and the Company determined the investment was fully impaired. An impairment expense of $1,110,000 was recorded during the fiscal year ended April 30, 2025.

Caesar Media Group Inc.: The Company holds 400 shares of Caesar Media Group Inc. The issuer failed to file its annual report, did not pay franchise taxes, and has not responded to communication attempts. Based on the lack of activity and unresponsiveness, the Company fully impaired the investment. An impairment expense of $1,999,128 was recorded during the fiscal year ended April 30, 2025.

ChipBrain LLC: The Company holds 710,200 units of ChipBrain LLC. Due to advances in generative AI, the issuer’s core technology became obsolete. The company also failed to file required state reports and taxes. Based on these combined factors, the Company recorded a full impairment. An impairment expense of $3,366,348 was recorded during the fiscal year ended April 30, 2025.

Deuce Drone LLC: The Company holds 2,350,000 units of Deuce Drone LLC. The issuer was listed as inactive in Delaware, failed to file its annual report, and experienced the resignation of key personnel and its registered agent. These indicators supported a full impairment of the investment. An impairment expense of $2,350,000 was recorded during the fiscal year ended April 30, 2025.

MustWatch LLC: The Company holds 110,000 units of MustWatch LLC. The issuer was listed as inactive in Delaware, failed to file its annual report, withdrew its app from Google Play and has not updated its website for more than two years. These indicators supported a full impairment of the investment. An impairment expense of $440,000 was recorded during the fiscal year ended April 30, 2025.

On January 31, 2025, the Company determined that its investment in NetWire LLC was fully impaired and recorded an impairment expense of $1,300,000. NetWire LLC ceased operations, discontinued its fundraising efforts, and returned all investor funds. In addition, key personnel resigned. Based on these factors, the Company concluded that the fair value of the investment was more likely than not below its carrying value and that the decline was other-than-temporary.

Each impairment determination was made pursuant to ASC 321-10-35-3 based on qualitative indicators that the fair value of each investment was more likely than not below its carrying value and that the decline in fair value was other-than-temporary. The Company does not expect to recover any value from these investments.

Other Investments

In May 2022, the Company received 1,764,706 units of Reper LLC as non-cash consideration for services rendered in connection with a crowdfunding offering. The units were valued at $0.68 per unit, based on an observable sales price on an online funding portal at the time of issuance. The receipt of the units satisfied an accounts receivable balance of $1,200,000. As of April 30, 2025 and 2024, the Company continued to hold 1,764,706 units of Reper LLC. The Company evaluated the investment for impairment as of each reporting date and determined that no indicators of impairment were present. Accordingly, the investment is recorded at $1,200,000 as of April 30, 2025 and 2024.

In April 2022, the Company received 3,000,000 units of Cust Corp. as non-cash consideration for services rendered in conjunction with a crowdfunding offering. The units were valued at $0.40 per unit based on a sales price of $0.40 per unit on an online funding portal. The receipt of the units in fiscal 2022 satisfied an accounts receivable balance of $1,200,000. As of April 30, 2025 and 2024, the Company owned 3,000,000 units, which are valued at $1,200,000.

In January 2022, the Company received 1,700,000 units of ScanHash LLC as non-cash consideration for services rendered in conjunction with a crowdfunding offering. The units were valued at $0.25 per unit based on a sales price of $0.25 per unit on an online funding portal. The receipt of the units in fiscal 2022 satisfied an accounts receivable balance of $425,000. As of April 30, 2025 and 2024, the Company owned 1,700,000 units, which are valued at $425,000.

In January 2022, the Company received 2,850,000 units of Hiveskill LLC as non-cash consideration for services rendered in conjunction with a crowdfunding offering. The units were valued at $0.25 per unit based on a sales price of $0.25 per unit on an online funding portal. The receipt of the units in fiscal 2022 satisfied an accounts receivable balance of $712,500. As of April 30, 2025 and 2024, the Company owned 2,850,000 units, which are valued at $712,500.

In May 2020, the Company entered a consulting contract with a related party, Zelgor Inc. (“Zelgor”), which allowed the Company to receive 1,400,000 shares of common stock of Zelgor in return for consulting services. The Zelgor shares are valued at $1.00 per share based on a sales price of $1.00 per share on an online funding portal. As of April 30, 2025 and 2024, the Company owned 1,400,000 shares which are valued at $1,400,000.

In August 2019, the Company entered into a consulting agreement with KingsCrowd LLC, pursuant to which it earned 300,000 membership interest units in exchange for services. These units were valued at $1.80 per unit, totaling $540,000. In December 2020, KingsCrowd converted to a corporation and each membership interest unit converted into 12.71915 shares of common stock, resulting in the Company holding 3,815,745 shares. In June 2022, the Company sold 606,060 shares for proceeds of $200,000 and recognized a realized loss of $406,060. As of April 30, 2025 and 2024, the Company held 3,209,685 shares.

During fiscal 2024, KingsCrowd disclosed in regulatory filings that it had sold shares at $0.16 per share. Based on this observable price change, the Company recorded an unrealized loss of $2,696,135 on its investment for the year ended April 30, 2024. In fiscal 2025, KingsCrowd completed a Regulation CF offering at $0.18 per share, resulting in an unrealized gain of $64,193. Accordingly, the Company valued its investment in KingsCrowd at $577,743 and $513,550 as of April 30, 2025 and 2024, respectively.

During fiscal 2019, the Company entered into a consulting agreement with Systems DE, pursuant to which it earned 1,000 membership interest units in exchange for services. The Company sold a portion of the units in fiscal 2020 at a price of $91.15 per unit and retained 528 units as of April 30, 2024, valued at $48,128. In fiscal 2025, a member of Systems DE sold units at a price of $3.76 per unit, representing an observable price change. Based on this sale, the Company revalued its remaining 528 units and recorded an unrealized loss of $46,143, reducing the investment’s carrying value to $1,985 as of April 30, 2025.

This unrealized loss of $46,143 was netted with the $64,193 unrealized gain on KingsCrowd shares, resulting in a net gain of $18,050, which is included in other income for the year ended April 30, 2025.

In July 2020 the Company entered a consulting agreement with Vymedic, Inc. for a $40,000 fee over a 5-month period. Half the fee was payable in stock and half was payable in cash. As of April 30, 2025 and 2024, the Company owned 4,000 units, at a value of $11,032.

In August 2020 the Company entered a consulting agreement with C-Reveal Therapeutics LLC (“CRT”). for a $120,000 fee over a 12-month period. $50,000 of the fee was payable in CRT units. As of April 30, 2025 and 2024, the Company owned 5,000 units, at a value of $50,000.

Beginning in fiscal 2024, the Company’s funding portal charges issuers a fee of 1% of the equity securities sold on the funding portal, along with a fee of 4.9% of the cash proceeds from the sale of these securities. The value of the 1% equity fee ranged from $117, from an issuer that raised approximately $11,700, to $44,945 from an issuer that raised approximately $4,494,500. As of April 30, 2025, the Company received equity securities from 61 issuers, valued at a total of $169,790, which resulted in non-cash revenue of $97,700 for the year ended April 30, 2025. As of April 30, 2024, 30 issuers accounted for investments totaling $97,700.

The following table summarizes the components of investments as of April 30, 2025 and 2024:

	April 30, 2025	April 30, 2024

Systems DE	$1,985	$48,128
MustWatch LLC	-	440,000
Zelgor Inc.	1,400,000	1,400,000
ChipBrain LLC	-	3,366,348
Vymedic Inc.	11,032	11,032
C-Reveal Therapeutics LLC	50,000	50,000
Deuce Drone LLC	-	2,350,000
Hiveskill LLC	712,500	712,500
ScanHash LLC	425,000	425,000
Caesar Media Group Inc.	-	1,999,128
Cust Corp.	1,200,000	1,200,000
Kingscrowd Inc.	577,743	513,550
Reper LLC	1,200,000	1,200,000
Dark LLC	-	2,100,000
Netwire LLC	-	1,300,000
CountSharp LLC	-	1,170,000
CupCrew LLC	-	1,170,000
HeadFarm LLC	-	1,170,000
RealWorld LLC	-	1,170,000
Acehedge LLC	-	1,110,000
Fantize LLC	-	1,110,000
StockText LLC	-	1,220,000
Issuers that paid a 1% equity fee to the funding portal	169,790	97,700
Total	$5,748,050	$25,333,386

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

	Original Cost	Value at April 30, 2025	Value at April 30, 2024	Annual Adjustment 2025	Annual Adjustment 2024	Cumulative Adjustment

Systems DE	$234,080	$1,985	$48,128	$(46,143)	$-	$(232,095)
MustWatch LLC	235,400	-	440,000	(440,000)	-	(235,400)
Zelgor Inc.	1,400,000	1,400,000	1,400,000	-	-	-
ChipBrain LLC	660,486	-	3,366,348	(3,366,348)	-	(660,486)
Vymedic Inc.	20,000	11,032	11,032	-	-	(8,968)
C-Reveal Therapeutics LLC	50,000	50,000	50,000	-	-	-
Deuce Drone LLC	822,500	-	2,350,000	(2,350,000)	-	(822,500)
Hiveskill LLC	712,500	712,500	712,500	-	-	-
ScanHash LLC	425,000	425,000	425,000	-	-	-
Caesar Media Group Inc.	1,999,128	-	1,999,128	(1,999,128)	-	(1,999,128)
Cust Corp.	1,200,000	1,200,000	1,200,000	-	-	-
Kingscrowd Inc.	454,231	577,743	513,550	64,193	(2,696,135)	123,512
Reper LLC	1,200,000	1,200,000	1,200,000	-	-	-
Dark LLC	2,100,000	-	2,100,000	(2,100,000)	-	(2,100,000)
Netwire LLC	1,300,000	-	1,300,000	(1,300,000)	-	(1,300,000)
CountSharp LLC	1,170,000	-	1,170,000	(1,170,000)	-	(1,170,000)
CupCrew LLC	1,170,000	-	1,170,000	(1,170,000)	-	(1,170,000)
HeadFarm LLC	1,170,000	-	1,170,000	(1,170,000)	-	(1,170,000)
RealWorld LLC	1,170,000	-	1,170,000	(1,170,000)	-	(1,170,000)
Acehedge LLC	1,110,000	-	1,110,000	(1,110,000)	-	(1,110,000)
Fantize LLC	1,110,000	-	1,110,000	(1,110,000)	-	(1,110,000)
StockText LLC	1,220,000	-	1,220,000	(1,220,000)	-	(1,220,000)
61 Issuers in 2025, 30 in 2024	169,790	169,790	97,700	-	-	-
	$21,103,115	$5,748,050	$25,333,386	$(19,657,426)	$(2,696,135)	$(14,355,065)

Note 13 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, as of April 30, 2025, the Company had negative working capital of $5,096,155 and for the year ended April 30 2025, the Company had an operating loss of $8,321,317 and net cash used in operating activities amounted to $5,339,211.

There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. The Company has recently received approval from FINRA to generate revenues from Regulation A and D offerings to complement its funding portal business, which was the primary source of cash revenues for the Company. The Company plans to raise money from private placements, public offerings and/or bank financing, and was able to complete two registered direct offerings in July 2025 for aggregate gross proceeds of $8 million. In addition, in May 2025, the Company sold a convertible promissory note, a convertible bridge note, and a non-convertible promissory note for net proceeds of $52,000, $56,000 and $200,000, respectively. On June 10, 2025, the Company issued an aggregate of 118,750 shares of its common stock at a purchase price of $4.00 per share in a private placement to ten accredited investors, resulting in gross proceeds of $475,000. In June 2025, under its existing “at-the-market program,” it received net proceeds of $944,067

The Company’s management has determined, based on its recent history and the negative cash flow from operations, that it is unlikely that its plan will sufficiently alleviate or mitigate, to a sufficient level, the relevant conditions or events noted above. To the extent that funds generated from any private placements, public offerings and/or bank financing, if available, are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the Company’s management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements. There can be no assurance that the Company will be able to achieve its business plan objectives or be able to achieve or maintain cash-flow-positive operating results. If the Company is unable to generate adequate funds from operations or raise sufficient additional funds, the Company may not be able to repay its existing debt, continue to operate its business network, respond to competitive pressures or fund its operations. As a result, the Company may be required to significantly reduce, reorganize, discontinue or shut down its operations. The financial statements do not include any adjustments that might result from this uncertainty.

Note 14 – Subsequent Events

The Company evaluated subsequent events through the date these financial statements were available to be issued.

In May 2025, the Company completed the sale of debt pursuant to two separate securities purchase agreements with 1800 Diagonal Lending LLC, a Virginia limited liability company, under which it issued the following convertible promissory notes:

●	A convertible promissory note in the principal amount of $61,360, for a purchase price of $52,000, reflecting an original issue discount of $9,360. The note carried a one-time interest charge of 12% and is repayable in ten (10) monthly payments of $6,872.30 beginning May 30, 2025. It matures on February 28, 2026 and is convertible into shares of common stock following an event of default, subject to a 25% discount to the then-current market price, subject to Nasdaq shareholder approval limits. The Company prepaid the note in full on July 8, 2025, with a remittance of $52,779 after having made two of the 10 scheduled monthly payments.
●	A second convertible bridge note in the principal amount of $64,960, for a purchase price of $56,000, with an original issue discount of $8,960. The note also carried a 12% one-time interest charge and is repayable in five (5) monthly payments beginning October 30, 2025. It shares the same maturity date and default-based conversion rights as the first note. The Company prepaid the note in full on July 8, 2025, with a remittance of $69,845.

On May 1, 2025, the Company completed a private financing transaction with a single accredited investor and issued an unsecured, non-convertible promissory note in the principal amount of $400,000. The note was issued at a 50% OID for gross proceeds of $200,000. The note bears interest at 8% per annum, matures three months from the issuance date, and is prepayable at any time without penalty. In the event of default, the interest rate increases to 20% per annum. The note is due on August 1, 2025.

On June 6, 2025, the Board of Directors approved an amendment to the Netcapital 2023 Omnibus Equity Incentive Plan, as amended (the “2023 Plan”), subject to stockholder approval (the “Amendment”), to:

● Increase the number of shares authorized for issuance under the 2023 Plan to 1,547,556 shares; and

● Increase the evergreen limit from 5% to 10% of the Company’s outstanding shares, to provide greater flexibility for future equity awards.

In conjunction with the Amendment, the Company granted additional non-qualified stock options under the Plan to Martin Kay, Chief Executive Officer, and Coreen Kraysler, Chief Financial Officer, each receiving 100,000 options. These options:

● Are fully vested as of the grant date;

● Have a four-year term;

● Have an exercise price of $2.68 per share; and

● Are not exercisable unless and until the Amendment is approved by stockholders.

The aggregate grant-date fair value of these options, calculated using the Black-Scholes option pricing model, is $822,900.

On June 9, 2025, the Company also granted stock options under the Plan to Mr. Kay and Ms. Kraysler, each receiving 55,000 options and an additional 45,000 options to an employee of the Company. These options:

● Are immediately exercisable and fully vested;

● Have a four-year term;

● Have an exercise price of $2.68 per share, which was equal to the fair market value on the grant date;

● Were structured to qualify as incentive stock options to the extent permitted under Section 422 of the Internal Revenue Code. Any excess value over the $100,000 statutory threshold will be treated as non-qualified stock options.

The Company also entered into advisory agreements with members of the Crypto and Game Advisory Boards. Each advisor will provide strategic guidance, marketing insight, partnership referrals, and other services relevant to their sector expertise. The initial term of each agreement is eighteen months, extendable by mutual agreement. In consideration, the Company granted 783,722 non-qualified stock options to the advisors under the Plan, as amended by the Amendment.

In addition, 80,000 non-qualified stock options were granted to one employee. All 863,722 stock options:

● Are fully vested as of the grant date (June 6, 2025);

● Are not exercisable unless and until the Amendment is approved by stockholders;

● Have a four-year term from the date of grant;

● Have an exercise price of $2.68 per share, the fair market value on the date of grant.

The aggregate grant-date fair value of the 863,722 options, calculated under the Black-Scholes option pricing model, is $2,293,000.

On June 10, 2025, the Company issued an aggregate of 118,750 shares of its common stock at a purchase price of $4.00 per share in a private placement to ten accredited investors, resulting in gross proceeds of $475,000.

The subscription agreements for this offering contain a price adjustment feature. If the Company issues additional shares below $4.00 per share during the adjustment period, the investors will be entitled to receive additional shares to effectively reduce their purchase price. However, the effective price per share cannot be adjusted below the Minimum Price, which was $2.68 per share, as defined under Nasdaq Rule 5635(d).

Under its existing “at-the-market” program with H.C. Wainwright, the Company filed a prospectus supplement on June 23, 2025, adding $975,000 to its capacity under the ATM program. From June 23, 2025 to June 25 , 2025, we sold 229,404 shares of our common stock through Wainwright at an average price of approximately $4.25 per share, resulting in aggregate gross proceeds of approximately $974,747, for which it paid Wainwright approximately $29,242 in commissions and other issuance costs of $1,438, resulting in net proceeds to the Company of approximately $944,067.

On June 26, 2025, we entered into a Horizon Software Agreement (the “Horizon Agreement’) with Horizon Globex GmbH, a company incorporated in Switzerland (“Horizon”) pursuant to which Horizon granted the Company a royalty free, paid-up, non-exclusive, perpetual, irrevocable, unrestricted license to use the Licensed Software (as defined in the Horizon Agreement) with our branding and image, in the United States to provide capital-raising and secondary trading services to its clients in consideration for the issuance of 500,0000 shares (the “Horizon Shares”) of our common stock to Horizon or its affiliate. The Horizon Agreement may be terminated by either party upon a default in the performance of any material obligation under the Agreement is not cured within 30-days after receipt of such notice. In addition, the Horizon Agreement may be terminated immediately by either party in the event the other party files or has filed against it any petition for relief under any bankruptcy statute or similar statute of any jurisdiction, or an order for relief in any bankruptcy or reorganization proceeding is entered against the other party and such order remains undischarged for a period of sixty (60) days; or a receiver is appointed for the other Party; or the other party is dissolved or liquidated, or ceases to carry on its business, or makes an assignment for the benefit of its creditors.

On July 2, 2025, the Company entered into a Securities Purchase Agreement with institutional investors to sell 714,286 shares of common stock at a price of $7.00 per share under a registered direct offering. Each share was sold together with a warrant to purchase one share of common stock, with an exercise price of $6.88 per share. The warrants are immediately exercisable upon issuance for a period of 24 months following the effective date of the resale registration statement. The transaction closed on July 7, 2025, generating gross proceeds of approximately $5 million before placement agent fees and expenses.

On July 16, 2025, the Company entered into a Securities Purchase Agreement with institutional investors to sell 641,712 shares of common stock at a price of $4.675 per share under a registered direct offering. Each share was sold together with a warrant to purchase one share of common stock, with an exercise price of $4.55 per share. The warrants are exercisable immediately upon issuance for a period of 24 months following the effective date of the resale registration statement. The transaction closed on July 17, 2025, generating gross proceeds of approximately $3 million before placement agent fees and other offering expenses.

In July 2026, the Company issued an aggregate of 269,257 shares of common stock to warrant holders that exercised warrants to purchase 418,510 shares of common stock on a net exercise basis.

There were no other material subsequent events that required recognition or additional disclosure in these financial statements.

