Form 10-Q
period 2025-07-31
Netcapital Inc.
filed 2025-09-22
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2025

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

As of September 22, 2025 the registrant had 4,917,889 shares of its common stock, par value $0.001 per share, issued and outstanding.

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

This Quarterly Report on Form 10-Q may include market data, industry statistics, and forecasts derived from internal company surveys, independent market research, publicly available information, governmental reports, and third-party industry publications. While we believe these sources to be reliable, we have not independently verified the accuracy or completeness of such data, and we cannot guarantee their accuracy. Any estimates or forecasts involve assumptions and are subject to risks and uncertainties.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NETCAPITAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2025 (Unaudited)	April 30, 2025 (Audited)
Assets:
Cash and cash equivalents	$4,562,491	$289,428
Accounts receivable, net	20,000	78,649
Prepaid expenses	409,661	31,535
Total current assets	4,992,152	399,612

Deposits	6,300	6,300
Notes receivable - related parties	50,000	50,000
Intangible assets	17,528,660	14,697,529
Equity securities	5,855,190	5,748,050
Total assets	$28,432,302	$20,901,491

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,934,537	$2,941,108
Accrued expenses	235,448	269,971
Short-term promissory notes	600,000	263,437
Deferred revenue	315	330
Interest payable	114,962	100,797
Current portion of SBA loans	1,885,800	1,885,800
Loan payable - bank	34,324	34,324
Total current liabilities	4,805,386	5,495,767

Long-term liabilities:
Long-term SBA loans, less current portion	500,000	500,000
Total liabilities	5,305,386	5,995,767

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, $.001 par value; 900,000,000 shares authorized, 4,720,066 and 2,192,226 shares issued and outstanding	4,720	2,192
Shares to be issued	-	200,000
Capital in excess of par value	54,586,010	42,525,294
Retained earnings (deficit)	(31,463,814)	(27,821,762)
Total stockholders’ equity	23,126,916	14,905,724
Total liabilities and stockholders’ equity	$28,432,302	$20,901,491

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	July 31, 2025	July 31, 2024

Revenues	$190,058	$142,227
Costs of services	7,409	10,220
Gross profit	182,649	132,007

Costs and expenses:
Consulting expense	72,051	97,381
Marketing	11,438	6,898
Rent	22,852	19,116
Payroll and payroll related expenses	1,793,450	1,136,593
General and administrative costs	1,568,506	1,380,256
Total costs and expenses	3,468,297	2,640,244
Operating loss	(3,285,648)	(2,508,237)

Other income (expense):
Interest expense	(36,067)	(10,464)
Interest income	-	400
Amortization of intangible assets	(8,869)	(8,869)
Unrealized gain (loss) on equity securities	44,945	-
Accretion on short-term notes	(356,413)	-
Total other income (expense)	(356,404)	(18,933)
Net loss before taxes	(3,642,052)	(2,527,170)
Income tax expense	-	-
Net loss	$(3,642,052)	$(2,527,170)

Basic loss per share	$(1.27)	$(5.10)
Diluted loss per share	$(1.27)	$(5.10)

Weighted average number of common shares outstanding:
Basic	2,873,379	495,319
Diluted	2,873,379	495,319

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended July 31, 2025 and 2024 (Unaudited)

				Capital in	Retained
	Common Stock		Shares to	Excess of	Earnings	Total
	Shares	Amount	Be Issued	Par Value	(Deficit)	Equity
Balance April 30, 2024	326,867	$327	$122,124	$37,338,594	$479,563	$37,940,608
Vesting of stock options	-	-	-	139,371	-	139,371
Round up of fractional shares	-	-	140	(140)	-	-
Warrant exercise	252,286	252	-	1,955,392	-	1,955,644
Net loss quarter ended July 31, 2024	-	-	-	-	(2,527,170)	(2,527,170)
Balance July 31, 2024	579,153	$579	$122,264	$39,433,217	$(2,047,607)	$37,508,453

Balance April 30, 2025	2,192,226	$2,192	$200,000	$42,525,294	$(27,821,762)	$14,905,724
Sale of common stock	1,704,152	1,704	-	8,505,467	-	8,507,171
Reduction in shares to be issued	54,421	55	(200,000)	199,945	-	-
Vesting of stock options	-	-	-	516,073	-	516,073
Purchase of software license	500,000	500	-	2,839,500	-	2,840,000
Warrant Exercise	269,267	269	-	(269)	-	-
Net loss quarter ended July 31, 2025	-	-	-	-	(3,642,052)	(3,642,052)
Balance July 31, 2025	4,720,066	$4,720	$-	$54,586,010	$(31,463,814)	$23,126,916

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	July 31, 2025	July 31, 2024
OPERATING ACTIVITIES
Net loss	$(3,642,052)	$(2,527,170)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	516,073	139,371
Receipt of equity in lieu of cash	(62,195)	(10,127)
Unrealized gain on equity securities	(44,945)	-
Accretion of short-term notes	356,413	-
Amortization of intangible assets	8,869	8,869
Changes in non-cash working capital balances:
Accounts receivable	58,649	134,849
Prepaid expenses	(378,126)	(24,856)
Other receivables	-	(400)
Accounts payable and accrued expenses	(1,041,094)	313,620
Deferred revenue	(15)	(21)
Accrued interest payable	14,165	2,220
Net cash used in operating activities	(4,214,258)	(1,963,645)

FINANCING ACTIVITIES
Payment of short-term notes	(319,850)	-
Proceeds from short-term notes	300,000	-
Proceeds from exercise of warrants	-	1,955,644
Proceeds from sale of common stock	8,507,171	-
Net cash provided by financing activities	8,487,321	1,955,644

Net increase (decrease) in cash	4,273,063	(8,001)
Cash and cash equivalents, beginning of the period	289,428	863,182
Cash and cash equivalents, end of the period	$4,562,491	$855,181

Supplemental disclosure of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$8,157	$8,244

Supplemental Non-Cash Financing Information:
Common stock issued for perpetual Horizon software license	$2,840,000	$-

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1– Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of Netcapital Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ended April 30, 2026. For further information, refer to the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 30, 2025.

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

Significant Accounting Policies

There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the fiscal year ended April 30, 2025.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires expanded disclosures about a public entity’s reportable segments. The Company adopted ASU 2023-07 for its fiscal 2024 year. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

Note 2 – Concentrations

For the three months ended July 31, 2025, the Company had one customer that constituted 73% of revenues. For the three months ended July 31, 2024, the Company had one customer that constituted 15% of revenues.

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

Judgments and Estimates

The estimation of variable consideration for each performance obligation requires the Company to make subjective judgments. The Company enters into contracts with customers that may include promises to transfer multiple services, such as digital marketing, web-based videos, offering statements, and professional services. For arrangements with multiple services, the Company evaluates whether the individual services qualify as distinct performance obligations. In its assessment of whether a service is a distinct performance obligation, the Company determines whether the customer can benefit from the service on its own or with other readily available resources, and whether the service is separately identifiable from other services in the contract. This evaluation requires the Company to assess the nature of each individual service offering and how the services are provided in the context of the contract, including whether the services are significantly integrated, highly interrelated, or significantly modify each other, which may require judgment based on the facts and circumstances of the contract.

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

Remaining Performance Obligations

The Company’s subscription terms are typically less than one year. All of the Company’s revenues in the three months ended July 31, 2025 and 2024, which amounted to $190,058 and $142,227, respectively, are considered contract revenues. Contract revenue as of July 31, 2025 and April 30, 2025, which has not yet been recognized, amounted to $315 and $330, respectively, and is recorded on the balance sheet as deferred revenue. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Disaggregation of Revenue

Revenue is from U.S.-based companies with no notable geographical concentrations in any area. Revenues are disaggregated by revenue source as follows:

Revenues disaggregated by revenue source consist of the following:

	Three Months Ended July 31, 2025	Three Months Ended July 31, 2024
Portal fees	$122,728	$89,429
Listing fees	5,000	42,500
Portal 1% equity fee	62,195	10,127
Game website revenue	135	171
Total revenues	$190,058	$142,227

Note 4 – Earnings Per Common Share

Net income per common and diluted share were calculated as follows for the three-month periods ended July 31, 2025 and 2024:

	Three Months Ended July 31, 2025	Three Months Ended July 31, 2024
Net loss attributable to common stockholders – basic	$(3,642,052)	$(2,527,170)
Adjustments to net income	—	—
Net loss attributable to common stockholders – diluted	$(3,642,052)	$(2,527,170)

Weighted average common shares outstanding - basic	2,873,379	495,319
Effect of dilutive securities	—	—
Weighted average common shares outstanding – diluted	2,873,379	495,319

Loss per common share - basic	$(1.27)	$(5.10)
Loss per common share - diluted	$(1.27)	$(5.10)

Outstanding vested warrants to purchase 2,158,607 and 885,727 shares of common stock are not included in the calculation of earnings per share for the three months ended July 31, 2025 and 2024, respectively, because their effect is anti-dilutive.

Outstanding vested options to purchase 128,719 and 12,787 shares of common stock are not included in the calculation of earnings per share for the three months ended July 31, 2025 and 2024, respectively, because their effect is anti-dilutive.

Note 5 – Principal Financing Arrangements

The following table summarizes components debt as of July 31, 2025 and April 30, 2025:

	July 31, 2025	April 30, 2025	Interest Rate

Convertible promissory notes	$—	$161,787	12.0%
Notes payable	600,000	101,650	8.0%
U.S. SBA loan	500,000	500,000	3.75%
U.S. SBA loan	1,885,800	1,885,800	1.0%
Loan payable – bank	34,324	34,324	9.75%
Total Debt	3,020,124	2,683,561
Less: current portion of long-term debt	2,520,124	2,183,561
Total long-term debt	$500,000	$500,000

The Company owes $34,324 as of July 31, 2025 and April 30, 2025 to Chase Bank. For the loan from Chase Bank, the Company pays interest only on a monthly basis, which represents a rate of 9.75% per annum as of July 31, 2025.

On June 17, 2020 the Company borrowed $500,000 (the “June Loan”), and on February 2, 2021, the Company borrowed $1,885,800 (the “February Loan”) from a U.S. Small Business Administration (“SBA”) loan program.

The June Loan required installment payments of $2,437 monthly, beginning on June 17, 2021, over a term of thirty years. However, the SBA postponed the first installment payment for 18 months, and the first payment became due on December 17, 2022. The monthly payments of $2,437 are first applied to accrued interest payable. The monthly payments will not be applied to any of the outstanding principal balance until August 17, 2026. Consequently, the entire loan balance of $500,000 is classified as a long term liability. Interest accrues at a rate of 3.75% per annum. The Company agreed to grant a continuing security interest in its assets to secure payment and performance of all debts, liabilities, and obligations to the SBA. The June Loan was personally guaranteed by the Company’s Chief Financial Officer. Accrued interest payable for the June 2020 Loan as of July 31, 2025 and April 30, 2025 amounted to $17,924 and $20,611, respectively.

The February Loan bears interest at a rate of 1% per annum and the due date of the first payment has been postponed by the SBA because the Company has applied for forgiveness of the February Loan. Accrued interest payable for the February 2021 Loan as of July 31, 2025 and April 30, 2025 amounted to $84,939 and $80,186, respectively.

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

The Note included a one-time interest charge of 12% and was scheduled to mature on January 30, 2026. The Note required repayment in five monthly installments beginning on September 30, 2025, for a total contractual repayment amount of $203,324. Under the terms of the Note, the Company had the option to prepay the outstanding balance. On July 8, 2025, the Company exercised this option and paid the Note in full with a remittance of $197,225.

On April 29, 2025, the Company entered into a private financing transaction with a single accredited investor and issued an unsecured, non-convertible promissory note in the principal amount of $200,000. The note was issued at a 50% OID for gross proceeds of $100,000. The note bears interest at 8% per annum, matures on July 31, 2025, and is prepayable at any time without penalty. In the event of default, the interest rate increases to 20% per annum. As of July 31, 2025, the note was recorded at its face value of $200,000 and was in default. As of April 30, 2025, the unamortized OID was $98,350, and the note was recorded on the balance sheet at a net carrying amount of $101,650. Accrued interest payable amounted to $4,033 as of July 31, 2025.

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

On May 1, 2025, the Company completed a private financing transaction with a single accredited investor and issued an unsecured, non-convertible promissory note in the principal amount of $400,000. The note was issued at a 50% OID for gross proceeds of $200,000. The note bears interest at 8% per annum, matures three months from the issuance date, or August 1, 2025, and is prepayable at any time without penalty. In the event of default, the interest rate increases to 20% per annum. It is recorded as a note payable of $400,000 as of July 31, 2025. Accrued interest payable amounted to $8,066 as of July 31, 2025.

Note 6 – Income Taxes

For the three months ended July 31, 2025, the Company recorded no income tax expense due to the operating loss in the three months ended July 31, 2025. For the three months ended July 31, 2024, the Company recorded no income tax expense due to the operating loss in the three months ended July 31, 2024.

Note 7 – Related Party Transactions

Netcapital Systems LLC (“Systems”), of which Jason Frishman, Founder, owns a 29% interest, owns 24,447 shares of common stock, or less than 1% of the Company’s 4,720,066 outstanding shares as of July 31, 2025. The Company owns 528 membership interest units of Systems, or approximately 1%. The Company paid Systems $285,000 and $95,000 in the three-month periods ended July 31, 2025 and 2024, respectively, for use of the software that runs the website www.netcapital.com. The Company owed Systems $95,000 and $285,000 as of July 31, 2025 and April 30, 2025, respectively.

Cecilia Lenk, the Chief Executive Officer of Netcapital Advisors Inc., (“Advisors”), our wholly owned subsidiary, is a member of the board of directors of KingsCrowd Inc. As of July 31, 2025 and April 30, 2025, the Company owned 3,209,685 shares of KingsCrowd Inc., valued at $577,743.

Compensation to officers in the three-month periods ended July 31, 2025 and 2024 consisted of stock-based compensation valued at $508,269 and $93,896, respectively, and cash salaries of $697,742 and $340,394, respectively.

Compensation to a business development employee, John Fanning Jr., son of our CFO, in the three-month periods ended July 31, 2025 and 2024 consisted of cash wages of $14,100 and $12,778, respectively. This person is also the controlling shareholder of Zelgor Inc. As of July 31, 2025 and April 30, 2025, the Company owned 1,400,000 shares of Zelgor Inc., which are valued at $1,400,000.

On June 8, 2025, the Company granted stock options to purchase an aggregate of 55,000 shares of our common stock to our Chief Executive Officer, Martin Kay, and 55,000 shares to our Chief Financial Officer, Coreen Kraysler. The options have an exercise price of $2.68, are fully vested, and expire on June 8, 2029.

Coreen Kraysler, our Chief Financial Officer, has personally guaranteed a $500,000 promissory note from the U.S. Small Business Administration. The note bears interest at an annual rate of 3.75%, has a 30-year term, and monthly payments of $2,437 began on December 17, 2022.

Mr. John Fanning is an advisor to the Company and is the husband of the Company’s Chief Financial Officer. The Company does not have a formal advisory contract with Mr. Fanning. Further, from time to time, Mr. Fanning provides advice to companies in which the Company either owns an equity position, conducted offerings on the Company’s funding portal, and/or are vendors in the Company’s ecosystem. The Company is also aware of a website that states that John Fanning is working or has been involved in the past with some of the portfolio companies that conducted offerings on the Company’s funding portal, including KingsCrowd and Zelgor. See above for a discussion of the related party interests with respect to each of KingsCrowd and Zelgor.

Note 8 – Stockholders’ Equity

On March 25, 2025, the Company filed articles of amendment (the “Articles of Amendment”) to our Articles of Incorporation, as amended, with the Utah Department of Commerce, Division of Corporations and Commercial Code to authorize 10,000,000 shares of “blank check” preferred stock. Following the filing of the Articles of Amendment, the Company has the authority to issue 910,000,000 shares of capital stock, such total shares consisting of (i) 900,000,000 shares of common stock and (ii) 10,000,000 shares of preferred stock. There were 4,720,066 and 2,192,226 shares of the Company’s common stock outstanding as of July 31, 2025 and April 30, 2025, respectively. No preferred shares have been issued.

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

On August 23, 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with Wainwright to sell shares of our common stock, par value $0.001 per share, (the “Shares”) having an aggregate sales price of up to $2,100,000, from time to time, through an “at the market offering” program under which Wainwright acted as sales agent. The sales of the Shares made under the ATM Agreement were made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We paid Wainwright a commission rate equal to 3.0% of the aggregate gross proceeds from each sale of Shares. From August 23, 2024 through October 29, 2024, the Company sold 1,122,693 shares of its common stock through Wainwright pursuant to the ATM Agreement for gross proceeds of $2,099,667 for which it paid Wainwright approximately $70,667 in commissions and other issuance costs of $50,000, resulting in net proceeds to the Company of approximately $1,979,000. No additional Shares will be sold under this ATM Agreement.

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

As of April 30, 2025, the Company owed $200,000 to an investor relations consulting firm for services rendered, which was payable in shares of common stock. The liability was recorded as “shares to be issued” as of April 30, 2025. The related shares were issued on July 21, 2025.

On June 8, 2025, the Company granted 55,000 stock options under the 2023 Omnibus Equity Incentive Plan to each of Martin Kay, Chief Executive Officer, and Coreen Kraysler, Chief Financial Officer. These options have an exercise price of $2.68 per share, vest immediately and expire in 4 years.

On June 9, 2025, the Company granted 100,000 stock options under the Plan to each of Martin Kay, Chief Executive Officer, and Coreen Kraysler, Chief Financial Officer, and 80,000 options to Jason Frishman, Paul Riss, director of Netcapital Funding Portal Inc.

On June 10, 2025, the Company issued an aggregate of 118,750 shares of its common stock at a purchase price of $4.00 per share in a private placement to ten accredited investors, resulting in gross proceeds of $475,000.

The subscription agreements for this private placement contained a price adjustment feature which provided that if the Company issues shares of common stock below $4.00 per share at any time prior February 19, 2026, the investors in the June 10, 2025 private placement would be entitled to receive additional shares to effectively reduce their purchase price to such lower price; provided that the effective price per share could not be adjusted below the Minimum Price, which was $2.68 per share, as defined under Nasdaq Rule 5635(d).

Under its existing “at-the-market” program with H.C. Wainwright, the Company filed a prospectus supplement on June 23, 2025, adding $975,000 to its capacity under the ATM program. From June 23, 2025 to June 25, 2025, we sold 229,404 shares of our common stock through Wainwright at an average price of approximately $4.25 per share, resulting in aggregate gross proceeds of approximately $974,747, for which it paid Wainwright approximately $29,242 in commissions and other issuance costs of $1,438, resulting in net proceeds to the Company of approximately $944,067. No additional shares will be sold under this ATM Agreement unless an additional prospectus supplement is filed.

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

On July 2, 2025, the Company entered into Securities Purchase Agreements with institutional investors to sell 714,286 shares of common stock at a price of $7.00 per share under a registered direct offering. Each share was sold together with a warrant in a concurrent private placement to purchase one share of common stock, with an exercise price of $6.88 per share. The warrants are immediately exercisable upon issuance for a period of 24 months following the effective date of the resale registration statement. The transaction closed on July 7, 2025, generating gross proceeds of approximately $5 million before placement agent fees and expenses.

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

Note 9 – Fair Value

The Fair Value Measurements Topic of the FASB Accounting Standards Codification establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

●	Level 1: inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the company has the ability to access at the measurement date.

●	Level 2: inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

●	Level 3: inputs are unobservable inputs for the asset or liability.

Financial assets measured at fair value on a recurring basis are summarized below as of July 31, 2024 and April 30, 2024:

	Level 1	Level 2	Level 3	Total
July 31, 2025
Equity securities at fair value	$—	$5,855,190	$—	$5,855,190

April 30, 2025
Equity securities at fair value	$—	$5,748,050	$—	$5,748,050

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

For the three months ended July 31, 2025 and 2024, stock-based compensation expense amounted to $516,073 and $139,371, respectively.

The table below presents the components of compensation expense for the issuance of shares of common stock and stock options to employees and consultants for the three-month periods ended July 31, 2025 and 2024.

Stock-based compensation expense	Three Months Ended July 31, 2025	Three Months Ended July 31, 2024
Chief Executive Officer	$250,844	$62,493
Chief Financial Officer	203,265	14,914
Chief Executive Officer, Advisors	1,575	1,575
Founder	14,914	14,914
Employee and consultant options	45,475	45,475
Total stock-based compensation expense	$516,073	$139,371

Note 11 – Deposits and Commitments

The Company utilizes office space at 1 Lincoln Street in Boston, Massachusetts, under an office membership agreement. The Company pays a monthly membership fee of approximately $7,600. The agreement is cancellable by the Company with 60 days’ notice. As of July 31, 2025 and April 30, 2025, the Company had a refundable security deposit of $6,300 related to the agreement.

Note 12 – Intangible Assets

Intangible assets with defined useful lives are measured at cost less accumulated amortization. The useful life is determined based on the period of the underlying contract or the period over which the intangible asset is expected to generate economic benefits. Intangible assets with indefinite useful lives, such as trade names, trademarks, and perpetual software licenses, are recorded at cost and are not amortized but tested for impairment annually, or more frequently if events or circumstances indicate that their carrying amounts may not be recoverable. Impairments are recognized when the recoverable amount of the asset is less than its carrying amount.

On June 26, 2025, the Company entered into a Horizon Software Agreement with Horizon Globex GmbH (“Horizon”), pursuant to which Horizon granted the Company a royalty-free, paid-up, non-exclusive, perpetual, irrevocable, and unrestricted license to use Horizon’s proprietary software with the Company’s branding and image in the United States to provide capital-raising and secondary trading services to its clients. In consideration for this license, the Company issued 500,000 shares of its common stock to Horizon. The license was valued at $2,840,000 and is classified as an indefinite-lived intangible asset.

The following table sets forth the major categories of the intangible assts as of July 31, 2025 and April 30, 2025:

	July 31, 2025	April 30, 2025

Acquired users	$14,271,836	$14,271,836
License agreement	2,840,000	-
Acquired brand	532,118	532,118
Total intangible assets	17,643,954	14,803,954
Less: accumulated amortization	115,294	106,425
Net intangible assets	$17,528,660	$14,697,529

As of July 31, 2025, the weighted average remaining useful life for technology, trade names, professional practice, literary works and domains is 11.75 years.

Note 13 – Investments

During the three-month period ended July 31, 2025, the Company received equity securities from 3 issuers that completed securities offerings on the Netcapital Funding Portal. As part of its compensation structure, the Company receives a fee of 1% of the equity securities sold on the funding portal in addition to cash fees. As of July 31, 2025, the Company’s funding portal received equity fee payments from a total of 64 issuers, which have an aggregate value of $276,930, as compared to 61 issuers with an aggregate value of $169,790 as of April 30, 2025. In the three-month periods ending July 31, 2025 and 2024, the Company recorded $62,195 and $10,127 in revenues from the receipt of equity securities. In the three months ending July 31, 2025 the Company also recognized an unrealized gain of $44,945 from changes in observable prices of investment securities owned by the Company, as compared to no unrealized gains or losses in the three months ended July 31, 2024.

In May 2022, the Company received 1,764,706 units of Reper LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.68 per unit based on a sales price of $0.68 per unit on an online funding portal. The receipt of the units satisfied a receivable balance of $1,200,000. As of July 31, 2025 and April 30, 2025, the Company owned 1,764,706 units which are valued at $1,200,000.

In April 2022, the Company received 3,000,000 units of Cust Corp. as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.40 per unit based on a sales price of $0.40 per unit on an online funding portal. The receipt of the units satisfied a receivable balance of $1,200,000. As of July 31, 2025 and April 30, 2025, the Company owned 3,000,000 units which are valued at $1,200,000.

In January 2022, the Company received 1,700,000 units of ScanHash LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.25 per unit based on a sales price of $0.25 per unit on an online funding portal. The receipt of the units satisfied $425,000 of an accounts receivable balance. As of July 31, 2025 and April 30, 2025, the Company owned 1,700,000 units which are valued at $425,000.

In January 2022, the Company received 2,850,000 units of Hiveskill LLC as payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.25 per unit based on a sales price of $0.25 per unit on an online funding portal. The receipt of the units satisfied a receivable balance of $712,500. As of July 31, 2025 and April 30, 2024, the Company owned 2,850,000 units which are valued at $712,500.

In August 2019, the Company entered into a consulting agreement with KingsCrowd LLC, pursuant to which it earned 300,000 membership interest units in exchange for services. These units were valued at $1.80 per unit, totaling $540,000. In December 2020, KingsCrowd converted to a corporation and each membership interest unit converted into 12.71915 shares of common stock, resulting in the Company holding 3,815,745 shares. In June 2022, the Company sold 606,060 shares for proceeds of $200,000 and recognized a realized loss of $406,060. As of July 31, 2025 and April 30, 2025, the Company held 3,209,685 shares.

During fiscal 2024, KingsCrowd disclosed in regulatory filings that it sold shares at $0.16 per share. Based on this observable price change, the Company recorded an unrealized loss of $2,696,135 on its investment for the year ended April 30, 2024. In fiscal 2025, KingsCrowd completed a Regulation CF offering at $0.18 per share, resulting in an unrealized gain of $64,193. No other price changes have been observed. Accordingly, the Company valued its investment in KingsCrowd at $577,743 as of July 31, 2025 and April 30, 2025.

During fiscal 2019, the Company entered a consulting contract with Systems DE, which allowed the Company to receive up to 1,000 membership interest units of Systems DE in return for consulting services. The Company earned all 1,000 Systems DE units but sold 472 units in fiscal 2020. As of July 31, 2025 and April 30, 2024, the Company owned 528 Systems DE units, at a value of $1,985.

In July 2020 the Company entered a consulting agreement with Vymedic, Inc. for a $40,000 fee over a 5-month period. Half the fee was payable in stock and half was payable in cash. As of July 31, 2025 and April 30, 2024, the Company owned 4,000 units, at a value of $11,032.

In August 2020 the Company entered a consulting agreement with C-Reveal Therapeutics LLC (“CRT”). for a $120,000 fee over a 12-month period. $50,000 of the fee was payable in CRT units. As of July 31, 2025 and April 30, 2024, the Company owned 5,000 units, at a value of $50,000.

The following table summarizes the components of investments as of July 31, 2025 and April 30, 2025:

	July 31, 2025	April 30, 2025

Systems DE	$1,985	$1,985
Zelgor Inc.	1,400,000	1,400,000
Vymedic Inc.	11,032	11,032
C-Reveal Therapeutics LLC	50,000	50,000
Cust Corp.	1,200,000	1,200,000
Hiveskill LLC	712,500	712,500
ScanHash LLC	425,000	425,000
Kingscrowd Inc.	577,743	577,743
Reper LLC	1,200,000	1,200,000
Issuers that paid a 1% equity fee to the funding portal	276,930	169,790
Total	$5,855,190	$5,748,050

The above investments in equity securities are within the scope of ASC 321. The Company monitors the investments for any changes in observable prices from orderly transactions. All investments are initially measured at cost and evaluated for changes in estimated fair value.

Note 14 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, as of July 31, 2025, we had working capital of $186,766 and for the three months ended July 31, 2025, we had an operating loss of $3,285,648 and net cash used in operating activities amounted to $4,214,258.

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

Note 15 – Subsequent Events

On September 16, 2025, the Company entered into a settlement agreement with the noteholder of a $200,000 note with a 50% original issue discount issued on April 29, 2025 and a maturity date of July 31, 2025 to settle the $209,272 outstanding on the $200,000 note on such date, which amount includes accrued interest of $9,272. Under the terms of the settlement agreement the parties agreed that such $200,000 note was fully paid in complete satisfaction upon the Company paying $104,636 and issuance of $104,636 of the Company’s common stock (46,258 shares at a price equal to2.262 per share (which price represents the “Minimum Price” as defined under Nasdaq Rule 5635(d)) in full satisfaction of the outstanding note.

On September 16, 2025, the Company entered into a settlement agreement with the noteholder of a $400,000 note with a 50% original issue discount issued on May 1, 2025 and a maturity date of August 1, 2025 to settle the $418,148 outstanding on the $400,000 note on such date, which amount includes accrued interest of $18,148. Under the terms of the settlement agreement the parties agreed that the such $400,000 note was fully paid in complete satisfaction upon the Company paying $209,074 and issuance of $209,074 of the Company’s common stock (92,428shares at a price equal to 2.262 per share (which price represents the “Minimum Price” as defined under Nasdaq Rule 5635(d)) in full satisfaction of the outstanding note.

On September 16, 2025, the Company issued 59,147 shares of common stock to the investors in the June 2025 private placement in consideration of the adjustment provision contained in their subscription agreements which provided that if the Company issues shares of common stock below $4.00 per share at any time prior February 19, 2026, the investors in the June 10, 2025 private placement would be entitled to receive additional shares to effectively reduce their purchase price to such lower price; provided that the effective price per share could not be adjusted below the Minimum Price, which was $2.67 per share, as defined under Nasdaq Rule 5635(d).

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

We generated revenues of $190,058, with costs of service of $7,409, in the three months ended July 31, 2025 for a gross profit of $182,649 (consisting of $62,195 in equity securities for payment of services and $127,863 in cash-based revenues, offset by $7,409 for costs of services), as compared to revenues of $142,227, with costs of service of $10,220, in the three months ended July 31, 2024 for a gross profit of $132,007 (consisting of $10,127 in equity securities for payment of services and $132,100 in cash-based revenues, offset by $10,220 for costs of services). The total number of offerings on the Netcapital funding portal in the three months ended July 31, 2025 and 2024 that closed was 3 and 16, respectively, of which 0 and 4 offerings hosted on the Netcapital funding platform in the three months ended July 31, 2025 and 2024, respectively, terminated their listings without raising the required minimum amount of capital.

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

Recent Developments

Seidenberg Settlement Agreement

On September 16, 2025, the Company entered into a settlement agreement with Ivan Seidenberg (the “Seidenberg Settlement Agreement”) to settle the $209,272 outstanding under the April 29, 2025 $200,000 note issued to him (the “Seidenberg Note”) on such date, which amount includes accrued interest of $9,272. Under the terms of the Seidenberg Settlement Agreement the parties agreed that the Seidenberg Note was fully paid in complete satisfaction upon the Company paying $104,636 and issuance of $104,636 of the Company’s common stock (46,258 shares at a price equal to 2.262 per share, which price represents the “Minimum Price” as defined under Nasdaq Rule 5635(d)).

Hesse Settlement Agreement

On September 16, 2025, the Company entered into a settlement agreement with Daniel R. Hesse Revocable Trust (“Hesse”) dated October 12, 2006(the “Hesse Settlement Agreement”) to settle the $418,148 outstanding under the May 1, 2025 $400,000 note issued to Hesse (the “Hesse Note”) on such date, which amount includes accrued interest of $18,148. Under the terms of the Hesse Settlement Agreement the parties agreed that the Hesse Note was fully paid in complete satisfaction upon the Company paying $209,074 and issuance of $209,074 of the Company’s common stock (92,428 shares at a price of equal to 2.262 per share, which price represents the “Minimum Price” as defined under Nasdaq Rule 5635(d)).

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

Concurrently with the sale of July 2025 Shares #2 pursuant to the July 2025 Purchase Agreement #2 in a private placement, for each July 2025 Share #2 purchased by the investors, such investors received an unregistered warrant (the “July 2025 Investor Warrants #2”) to purchase one share of Common Stock, or 641,712 shares in the aggregate. The July 2025 Investor Warrants #2 have an exercise price of $4.55 per share and are exercisable immediately upon issuance for a twenty-four month period following the date of effectiveness of resale registration statement providing for a resale of the shares underlying the July 2025 Investor Warrants #2, which resale registration statement is required to be filed within 30-days of the July 2025 Purchase Agreement #2.

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

Concurrently with the sale of July 2025 Shares #1 pursuant to the July 2025 Purchase Agreement #1 in a private placement, for each July 2025 Share #1 purchased by the investors, such investors received an unregistered warrant (the “July 2025 Investor Warrants #1”) to purchase one share of the Company’s common stock, or 714,286 shares in the aggregate. The July 2025 Investor Warrants #1 have an exercise price of $6.88 per share and are exercisable immediately upon issuance for a twenty-four month period following the date of effectiveness of resale registration statement providing for a resale of the shares underlying the July 2025 Investor Warrants #1, which resale registration statement is required to be filed within 30 days of the July 2025 Purchase Agreement #1.

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

On May 1, 2025, we completed a private financing transaction with a single accredited investor and issued an unsecured, non-convertible promissory note in the principal amount of $400,000. The note was issued at a 50% OID for gross proceeds of $200,000. The note bears interest at 8% per annum, matures three months from the issuance date, and is prepayable at any time without penalty. In the event of default, the interest rate increases to 20% per annum. The note is due on August 1, 2025

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Comparison of the Three Months Ended July 31, 2025 and 2024

Our revenues for the three months ended July 31, 2025, increased by $47,831, or approximately 34%, to $190,058 as compared to $142,227 during the three months ended July 31, 2024. The increase in revenues was primarily attributed to an increase in portal fees and an increase in revenues for the services that we provide in exchange for equity securities during the quarter ended July 31, 2025, as compared to the quarter ended July 31, 2024. One issuer, that accounted for 73% of our revenues in the three months ended July 31, 2025, was responsible for the increase. That issuer successfully raised approximately $5 million from March 24, 2025 to May 30, 2025.

The components of revenue were as follows:

	July 31, 2025	July 31, 2024
Portal fees	$122,728	$89,429
Listing fees	5,000	42,500
Game website revenue	135	171
Portal 1% equity fee	62,195	10,127
Total	$190,058	$142,227

Revenue from portal fees increased by $33,299, or approximately 37%, in the three months ended July 31, 2025, to $122,728, from $89,429 in the three months ended July 31, 2024. Revenue from portal fees consists of a 4.9% fee of the total capital raised by an issuer plus fixed miscellaneous charges for administrative fees, such as a rolling close, or the filing of an amended offering statement. The increase in portal fees is attributable to one major customer, as noted above. Similarly, the increase in the 1% equity fee charged to issuers, from $10,127 in fiscal 2024 to $62,195 in fiscal 2025, is attributable to one customer. The total number of issuers on the funding portal in the three months ended July 31, 2025 and 2024 that successfully closed an offering was 3 and 11, respectively.

The number of successful closings in a quarter is defined as an issuer that raised more than the targeted amount in its offering statement and stopped selling securities on our funding portal (a “Final Closing”). This number is not necessarily an indicator of quarterly revenue because an issuer may have several rolling closes in previous quarters before the Final Closing, and the funding portal receives its 4.9% portal fee for each rolling close.

Revenue from listing fees decreased by $37,500, or approximately 88%, to $5,000 in the three months ended July 31, 2025 as compared to $42,500 in the three months ended July 31, 2024. Listing fees are typically $5,000 per issuer, and they are the first form of revenue earned by our funding portal when an issuer signs a contract with us to sell securities on the funding portal. The drop in listing fees is attributable to a decrease in new offerings launched. For the three months ended July 31, 2025, we launched 5 new offerings, as compared to 13 offerings launched in the three months ended July 31, 2024.

Costs of revenues decreased by $2,811 to $7,409, or approximately 28% for the three months ended July 31, 2025 from $10,220 during the three months ended July 31, 2024. The decrease was attributed to a decrease in costs from the escrow bank that the funding portal uses.

Payroll and payroll related expenses increased by $656,857, or approximately 58%, to $1,793,450 for the three months ended July 31, 2025, as compared to $1,136,593 during the three months ended July 31, 2024. The increase was attributed to the salary increases and bonuses for certain key positions, to assist with employee retention, during the quarter ended July 31, 2025.

Marketing expense increased by $4,540, or approximately 66%, to $11,438 for the three months ended July 31, 2025, as compared to $6,898 during the three months ended July 31, 2024. The increase in expense was primarily attributed to new marketing efforts in the July 31, 2025 quarter to take advantage of additional cash resources.

Rent expense increased by $3,736, or approximately 20%, to $22,852 for the three months ended July 31, 2025, as compared to $19,116 during the three months ended July 31, 2024. The increase was primarily attributed to a month-to-month rent agreement that we now have, as compared to an annual agreement in the prior fiscal year.

General and administrative expenses increased by $188,250, or 14%, to $1,568,506 for the three months ended July 31, 2025, from $1,380,256 during the three months ended July 31, 2024. The increase was primarily attributed to increased legal costs. We incurred approximately $1,077,587 in legal costs in the three months ended July 31, 2025, of which approximately 60% were related to legal fees responding to regulatory matters as compared to approximately $442,288 in legal costs in the three months ended July 31, 2024 of which approximately 60% were related to legal fees responding to regulatory matters.

Consulting expense decreased by $25,330, or 26%, to $72,051 for the three months ended July 31, 2025 from $97,381 during the three months ended July 31, 2024. The decrease was primarily attributed to a decrease in individual contractors used by the Company.

Amortization expense amounted to $8,869 for each of the three months ended July 31, 2025 and 2024. There were no additions to or deletions of the intangible assets that are being amortized during these periods.

Interest expense increased by $25,603 to $36,067, or approximately 245%, for the three months ended July 31, 2025, as compared to $10,464 during the three months ended July 31, 2024. The increase in interest expense was attributed to increased debt amounts from notes that were sold in March, April and May of 2025.

Accretion expense amounted to $356,404 in the three months ended July 31, 2025. There was no accretion in the three months ended July 31, 2024. The Company sold 4 notes, and each note contained an original issuance discount that was accreted in three months ended July 31, 2025.

The Company owned 8,989 shares of a funding portal issuer at a cost of $5.00 per share. On May 30, 2025, the issuer closed an offering at a price of $10.00 per share. As a result, the Company marked its investment to market and recorded an unrealized gain of $44,945 in the first quarter of fiscal 2026. No unrealized gains or losses were recorded in the first quarter of fiscal 2025.

Liquidity and Capital Resources

As of July 31, 2025, we had cash and cash equivalents of $4,562,491 and working capital of $186,766 as compared to cash and cash equivalents of $289,428 and negative working capital of $5,096,155 as of April 30, 2025.

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

On June 23, 2025, the Company filed a prospectus supplement with respect to our At-The-Market-Offering Agreement with Wainwright for an aggregate of $975,000 of additional shares of our common stock. From June 23, 2025 to June 25, 2025, 2025, we sold 229,404 shares of our common stock through Wainwright at an average price of approximately $4.25 per share, resulting in aggregate gross proceeds of approximately $974,747, for which it paid Wainwright approximately $29,242 in commissions and other issuance costs of $1,438, resulting in net proceeds to the Company of approximately $944,067. No additional shares will be sold under this ATM Agreement unless an additional prospectus supplement is filed.

On June 10, 2025, we entered into subscription agreements with ten accredited investors to issue an aggregate of 118,750 shares of common stock at a purchase price of $4.00 per share (the “Purchase Price”) in a private placement, for gross proceeds of $475,000. The Company has agreed to file a registration statement on providing for the resale of the Shares within 60 calendar days of the initial closing of the private placement (the “Filing Date”) and to use reasonable best efforts to cause the Resale Registration Statement to be declared effective by the SEC within 90 calendar days following the final closing of the private placement date of the Filing Date. The subscription agreements include a price adjustment provision whereby if the Company issues additional shares at a price lower than the Purchase Price during the period beginning on the date of the subscription agreements and prior to April 19, 2026, investors will receive additional shares to reflect the lower price, subject to the minimum price as defined under Nasdaq Rule 5635(d) on the date the subscription agreements were signed, which was $2.56. The Company intends to use the net proceeds from the offering for general corporate purposes.

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

Year over Year Changes

Net cash used in operating activities amounted to $4,214,258 and $1,963,645 for the three months ended July 31, 2025 and 2024, respectively. The principal sources of cash from operating activities in the three months ended July 31, 2025 were an increase in accretion of short-term notes of $356,413 and stock-based compensation of $516,073. However, the sources of cash were offset by a net loss of $3,642,052, a receipt of equity in lieu of cash of $62,195, and a decrease in accounts payable and accrued expenses of $1,041,094.

The principal sources of cash from operating activities in the three months ended July 31, 2024 were an increase in account payable and accrued expense of $313,620, collection of accounts receivable of $134,849, and stock-based compensation of $139,371. However, the sources of cash were offset by a net loss of $2,527,170, a receipt of equity in lieu of cash of $10,127, and an increase in prepaid expenses of $24,856.

In the three months ended July 31, 2025 and 2024, there were no investing activities.

For the three months ended July 31, 2025, net cash provided by financing activities amounted to $8,487,321, which consisted of proceeds from the sale of common stock of $8,507,171, proceeds from short-term notes of $300,000, and payment of short-term notes of $319,850. For the three months ended July 31, 2024, net cash provided by financing activities amounted to $1,955,644, which consisted of proceeds from the exercise of warrants.

In the three months ended July 31, 2025 and 2024, there were no expenditures for capital assets. We do not anticipate any capital expenditures in fiscal 2026.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. These accounting principles require us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements. We believe that the estimates, judgments and assumptions are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. For a discussion of our critical accounting estimates, please read Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended April 30, 2025 filed with the SEC on August 12, 2025. There have been no material changes to the critical accounting estimates previously disclosed in such report.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of July 31, 2025, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, they concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

This conclusion is consistent with the assessment included in our Annual Report on Form 10-K for the year ended April 30, 2025, which identified:

●	A material weakness in internal control over financial reporting related to the over-accrual of legal expenses, and
●	A significant deficiency related to the process for identifying and evaluating evidence of orderly transactions and impairment indicators for investments in equity securities without readily determinable fair values.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts

Management is in the process of implementing its remediation plan, which includes:

●	Enhanced period-end closing procedures for accrued expenses, including review of subsequent disbursements, vendor statements, and improved communication between management and accounting personnel regarding transaction timing; and
●	Updated investment valuation policies requiring the collection and review of recent financial information from investees, enhanced documentation of efforts to obtain such information, and treating the lack of availability as a potential impairment indicator.

At this time, remediation efforts have not yet been completed, and management is continuing to evaluate the effectiveness of the updated controls and procedures. Until remediation is completed and the enhanced controls have operated for a sufficient period of time, management cannot conclude that our disclosure controls and procedures or internal control over financial reporting are effective.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition. Notwithstanding the foregoing, our business, including our funding portal and broker-dealer subsidiaries are subject to extensive regulations. Regulatory bodies include, but are not limited to, the SEC, FINRA, and the Nasdaq Stock Market. As a result, from time to time, we may be subject to various regulatory inquiries, governmental investigations, or other claims arising in the ordinary course of our business related to our operations and/or compliance with applicable laws and regulations. Further, while the Company fully cooperates with such matters, the cost of responding to such matters, including legal fees can be extensive, and the outcome of any of these matters is inherently uncertain. These matters may also divert financial and management resources that would otherwise be used to benefit our operations. No assurances can be given that the results of these matters will be favorable to us, and an adverse outcome in any such matter could have a material adverse effect on our business, financial position, and results of operations.

ITEM 1A. RISK FACTORS.

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended April 30, 2025 as filed with the SEC on August 12, 2025 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report, except as discussed below. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Our financial situation creates doubt whether we will continue as a going concern.

As of July 31, 2025, we had working capital of $186,766 and for the three months ended July 31, 2025, we had an operating loss of $3,285,648 and net cash used in operating activities amounted to $4,214,258. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. Our management is focused on growing our funding portal business, which generates cash revenues and has experienced revenue growth. We also plan to expand our broker-dealer operations and are seeking clients interested in conducting Regulation D offerings through our platform at netcapital.com. In addition, we plan to seek additional financing through private placements, public offerings, and/or bank financing. However, based on our recent operating history and negative cash flows from operations, management has determined that these plans are unlikely to sufficiently alleviate or mitigate, to a necessary extent, the relevant conditions and events noted above. To the extent that funds generated from any private placements, public offerings and/or bank financing, if available, are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. Accordingly, our management has concluded that these conditions raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to achieve its business plan objectives or be able to achieve or maintain cash-flow-positive operating results. If we are unable to generate adequate funds from operations or raise sufficient additional funds, we may not be able to repay our existing debt, continue to operate our business network, respond to competitive pressures or fund our operations. As a result, we may be required to significantly reduce, reorganize, discontinue, or shut down our operations.

Our business and operations could be negatively affected if we become subject to any securities litigation or shareholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact our stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our Common Stock or other reasons may in the future cause us to become the target of securities litigation or shareholder activism. Securities litigation and shareholder activism, including potential proxy contests, could result in substantial costs and divert management’s attention and the attention and resources of our board of directors (our “Board”) from our business. Additionally, such securities litigation and shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist shareholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and shareholder activism

Regulatory and legal uncertainties could harm our business.

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

Pending Regulatory Inquiries

Our businesses are heavily regulated by state and federal regulatory agencies as well as the Securities & Exchange Commission, the Nasdaq Stock Market and FINRA. In the current era of heightened regulatory scrutiny of financial institutions, we have incurred increased legal and compliance costs, along with the industry as a whole. Increased regulation also creates increased barriers to entry.

We receive many regulatory inquiries each year in addition to being subject to frequent regulatory examinations. The great majority of these inquiries do not lead to fines or any further action against us. We are routinely the subject of regulatory inquiries regarding subjects including, but not limited to: anti-money laundering, compliance, registration, record-keeping, disclosure and other topics of recent regulatory interest. We have procedures for evaluating whether potential regulatory fines are probable, estimable and material and for updating its contingency reserves and disclosures accordingly. In the current climate, we expect that we may, from time to time, be subject to regulatory fines on various topics on an ongoing basis, as other regulated financial services businesses do. The amount of any fines, and when and if they will be incurred, typically is impossible to predict given the nature of the regulatory process, and the cost of responding to such inquiries and matters can be significant.

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenues.

We currently derive a significant portion of our revenues from a limited number of customers. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. For the three months ended July 31, 2025, we had one customer that constituted 73% of its revenues and for the three months ended July 31, 2024, we had one customer that constituted 15% of revenues. It is not possible for us to predict the future level of demand for our services that will be generated by these customers or new customers, or the future demand for the products and services of these customers or new customers. If any of these customers experience declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our products which could have an adverse effect on our margins and financial position and could negatively affect our revenues and results of operations and/or trading price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 21, 2025, we issued 54,421 share of our common stock to an investor relations consulting firm for services rendered. We did not receive any proceeds from the issuance. The shares were issued in reliance on the exemption from registration under the Securities Act, afforded by Section 4(a)(2) and/or Rule 506 promulgated thereunder.

On September 16, 2025, the Company issued the Seidenberg Settlement Shares pursuant to the Seidenberg Settlement Agreement. Each of the Seidenberg Settlement Shares and Seidenberg Settlement Agreement are referred to under Item 5 below (which is incorporated herein by reference). The Seidenberg Settlement Shares were issued in reliance on the exemption from registration under the Securities Act, afforded by Section 4(a)(2) and/or Rule 506 promulgated thereunder.

On September 16, 2025, the Company issued the Hesse Settlement Shares pursuant to the Hesse Settlement Agreement. Each of the Hesse Settlement Shares and Hesse Settlement Agreement are referred to under Item 5 below (which is incorporated herein by reference). The Hesse Settlement Shares were issued in reliance on the exemption from registration under the Securities Act, afforded by Section 4(a)(2) and/or Rule 506 promulgated thereunder.

On September 16, 2025, the Company issued 59,147 shares of common stock (the “Adjustment Shares”) to the investors in the June 2025 private placement in consideration of the adjustment provision contained in their subscription agreements which provided that if the Company issues shares of common stock below $4.00 per share at any time prior February 19, 2026, the investors in the June 10, 2025 private placement would be entitled to receive additional shares to effectively reduce their purchase price to such lower price; provided that the effective price per share could not be adjusted below the Minimum Price, which was $2.67 per share, as defined under Nasdaq Rule 5635(d). The Adjustment Shares were issued in reliance on the exemption from registration under the Securities Act, afforded by Section 4(a)(2) and/or Rule 506 promulgated thereunder.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Seidenberg Note Default and Settlement Agreement

On April 29, 2025, the Company issued a promissory note in the amount of $200,000 with a 50% original issue discount of 50% resulting in proceeds to the Company of $100,000, to Ivan Seidenberg (the “Seidenberg Note”) with a maturity date of July 31, 2025. This note was not paid by the maturity date and as a result interest on the outstanding amount under the Seidenberg Note increased from 8% per annum to 20% per annum. On September 16, 2025, the Company entered into a settlement agreement with Ivan Seidenberg (the “Seidenberg Settlement Agreement”) to settle the $209,272 outstanding on the Seidenberg Note on such date, which amount includes accrued interest of $9,272. Under the terms of the Seidenberg Settlement Agreement the parties agreed that the Seidenberg Note was fully paid in complete satisfaction upon the Company paying $104,636 in cash and issuance of $104,636 of the Company’s common stock (46,258 shares at a price equal to $2.262 per share, which price represents the “Minimum Price” as defined under Nasdaq Rule 5635(d)).

Hesse Note Default and Settlement Agreement

On May 1, 2025, the Company issued a promissory note in the amount of $400,000 with a 50% original issue discount of 50% resulting in proceeds to the Company of $200,000 to Daniel R. Hesse Revocable Trust dated October 12, 2006 (the “Hesse Note”) with a maturity date of July 31, 2025. The Hesse Note was not paid by the maturity date and as a result interest on the outstanding amount under the Hesse Note increased from 8% per annum to 20% per annum. On September 16, 2025, the Company entered into a settlement agreement with the Daniel R. Hesse Revocable Trust dated October 12, 2006 (the “Hesse Settlement Agreement”) to settle the $418,148 outstanding on the Hesse Note on such date, which amount includes accrued interest of $18,148. Under the terms of the Hesse Settlement Agreement the parties agreed that the Hesse Note was fully paid in complete satisfaction upon the Company paying $209,074 in cash and issuance of 209,074 of the Company’s common stock (92,428 shares at a price of equal to $2.262 per share, which price represents the “Minimum Price” as defined under Nasdaq Rule 5635(d)).

Rule 10b5-1 Trading Plans

During the fiscal quarter ended July 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS.

Exhibit No.
4.1	Convertible Promissory Note dated April 29, 2025, in the principal amount of $61,360, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated April 30, 2025 and filed with the SEC on May 5, 2025
4.2	Convertible Promissory Note dated April 29, 2025, in the principal amount of $64,960, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated April 30, 2025 and filed with the SEC on May 5, 2025
4.3	Form of Promissory Note (Non-convertible), incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated April 30, 2025 and filed with the SEC on May 5, 2025
4.4	Form of Warrant, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated July 7, 2025 and filed with the SEC on July 7, 2025
4.5	Form of Placement Agent Warrant, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated July 2, 2025 and filed with the SEC on July 7, 2025
4.6	Form of Warrant, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated July 16, 2025 and filed with the SEC on July 17, 2025
4.7	Form of Placement Agent Warrant, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated July 16, 2025 and filed with the SEC on July 17, 2025.
10.1	Securities Purchase Agreement dated April 29, 2025 in the amount of $61,360, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 30, 2025 and filed with the SEC on May 5, 2025
10.2	Securities Purchase Agreement dated April 29, 2025 in the amount of $64,960 incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated April 30, 2025 and filed with the SEC on May 5, 2025
10.3	Form of Subscription Agreement, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 6, 2025 and filed with the SEC on June 12, 2025
10.4	Form of Advisory Agreement, incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated June 6, 2025 and filed with the SEC on June 12, 2025
10.5	Horizon Software Agreement, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 26, 2025 and filed with the SEC on June 30, 2025
10.6	Form of Securities Purchase Agreement dated July 2, 2025, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 7, 2025 and filed with the SEC July 7, 2025.
10.7	Form of Securities Purchase Agreement dated July 16, 2025, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 17, 2025 and filed with the SEC July 17, 2025.
10.8	Second Amendment to 2023 Omnibus Equity Incentive Plan, incorporated by reference to our Annual Report on Form 10-K filed with the SEC on August 12, 2025
10.9	Settlement Agreement and Release dated September 16, 2025, by and between Daniel R. Hesse Revocable Trust dated October 12, 2006 and Netcapital Inc.
10.10	Settlement Agreement and Release dated September 16, 2025, by and between Ivan Seidenberg and Netcapital Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2025 is formatted in Inline XBRL

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: September 22, 2025	NETCAPITAL INC.

	By:	/s/ Martin Kay
Martin Kay
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Coreen Kraysler
Coreen Kraysler
Chief Financial Officer (Principal Financial and Accounting Officer)

-35-