Form 10-Q
period 2025-10-31
Netcapital Inc.
filed 2025-12-15
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2025

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

As of December 15, 2025 the registrant had 6,867,899 shares of its common stock, par value $0.001 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	capital requirements and the availability of capital to fund our growth and to service our existing debt;

●	difficulties executing our growth strategy, including attracting new issuers and investors;

●	our anticipated use of the net proceeds from our recent public offering;

●	all the risks of acquiring one or more complementary businesses, including identifying a suitable target, completing comprehensive due diligence uncovering all information relating to the target, the financial stability of the target, the impact on our financial condition of the debt we may incur in acquiring the target, the ability to integrate the target’s operations with our existing operations, our ability to retain management and key employees of the target, among other factors attendant to acquisitions of small, non-public operating companies;

●	difficulties in increasing revenue per issuer;

●	challenges related to hiring and training fintech employees at competitive wage rates;

●	difficulties in increasing the average number of investments made per investor;

●	shortages or interruptions in the supply of quality issuers;

●	our dependence on a small number of large issuers to generate revenue;

●	negative publicity relating to any one of our issuers;

●	competition from other online capital portals with significantly greater resources than we have;

●	changes in investor tastes and purchasing trends;

●	our inability to manage our growth;

●	our inability to maintain an adequate level of cash flow, or access to capital, to meet growth expectations;

●	changes in senior management, loss of one or more key personnel or an inability to attract, hire, integrate and retain skilled personnel;

●	labor shortages, unionization activities, labor disputes or increased labor costs, including increased labor costs resulting from the demand for qualified employees;

●	our vulnerability to increased costs of running an online portal with any cloud partner;

●	our vulnerability to increasing labor costs;

●	the impact of governmental laws and regulations;

●	failure to obtain or maintain required licenses;

●	changes in economic or regulatory conditions and other unforeseen conditions that prevent or delay the development of a secondary trading market for shares of equity that are sold on our online portal; and

●	inadequately protecting our intellectual property or breaches of security of confidential user information.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NETCAPITAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2025 (Unaudited)	April 30, 2025 (Audited)
Assets:
Cash and cash equivalents	$1,684,188	$289,428
Accounts receivable, net	12,471	78,649
Other receivables	11,041	-
Prepaid expenses	298,907	31,535
Total current assets	2,006,607	399,612

Deposits	6,300	6,300
Notes receivable - related parties	50,000	50,000
Purchased technology, net	17,519,791	14,697,529
Equity securities at fair value	5,856,700	5,748,050
Total assets	$25,439,398	$20,901,491

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,277,326	$2,941,108
Accrued expenses	199,717	269,971
Deferred revenue	300	330
Interest payable	105,133	100,797
Short-term promissory notes	-	263,437
Current portion of SBA loans	1,889,960	1,885,800
Loan payable - bank	34,324	34,324
Total current liabilities	3,506,760	5,495,767

Long-term liabilities:
Long-term SBA loans, less current portion	495,840	500,000
Total liabilities	4,002,600	5,995,767

Commitments and contingencies	-	-

Stockholders’ equity:
Common stock, $.001 par value; 900,000,000 shares authorized, 4,917,899 and 2,192,226 shares issued and outstanding	4,918	2,192
Shares to be issued	-	200,000
Capital in excess of par value	55,025,183	42,525,294
Retained earnings (deficit)	(33,593,303)	(27,821,762)
Total stockholders’ equity	21,436,798	14,905,724
Total liabilities and stockholders’ equity	$25,439,398	$20,901,491

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	October 31, 2025	October 31, 2024	October 31, 2025	October 31, 2024

Revenues	$51,076	$170,528	$241,134	$312,755
Cost of revenues	1,877	19,781	9,286	30,001
Gross profit	49,199	150,747	231,848	282,754

Costs and expenses:
Consulting expense	88,635	79,645	160,686	177,026
Rent	21,300	19,442	44,152	38,558
Payroll and payroll related expenses	856,433	749,701	2,649,883	1,886,294
General and administrative costs	1,202,288	1,504,390	2,782,232	2,891,544
Total costs and expenses	2,168,656	2,353,178	5,636,953	4,993,422
Operating income (loss)	(2,119,457)	(2,202,431)	(5,405,105)	(4,710,668)

Other income (expense):
Interest expense	(12,204)	(9,601)	(48,271)	(20,065)
Interest income	11,041	400	11,041	800
Amortization of intangible assets	(8,869)	(8,869)	(17,738)	(17,738)
Unrealized gain on equity securities	-	-	44,945	-
Accretion on short-term notes	-	-	(356,413)	-
Total other income (expense)	(10,032)	(18,070)	(366,436)	(37,003)
Net income (loss) before taxes	(2,129,489)	(2,220,501)	(5,771,541)	(4,747,671)
Income tax expense (benefit)	-	-	-	-
Net income (loss)	$(2,129,489)	$(2,220,501)	$(5,771,541)	$(4,747,671)

Basic earnings (loss) per share	$(0.44)	$(2.34)	$(1.50)	$(6.58)
Diluted earnings (loss) per share	$(0.44)	$(2.34)	$(1.50)	$(6.58)

Weighted average number of common shares outstanding:
Basic	4,810,381	947,459	3,841,880	721,389
Diluted	4,810,381	947,459	3,841,880	721,389

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended October 31, 2025 and 2024 (Unaudited)

	Common Stock		Shares to	Capital in Excess of	Retained Earnings	Total
	Shares	Amount	Be Issued	Par Value	(Deficit)	Equity
Balance April 30, 2024	326,867	$327	$122,124	$37,338,594	$479,563	$37,940,608

Vesting of stock options	-	-	-	278,742	-	278,742
Round up of fractional shares	-	-	140	(140)	-	-
Warrant exercise	252,286	252	-	1,955,392	-	1,955,644
Reduction in shares to be issued	139,489	140	(140)	-	-	-
Sale of common stock	1,122,693	1,123	-	1,977,877	-	1,979,000
Net loss six months ended October 31, 2024	-	-	-		(4,747,671)	(4,747,671)
Balance October 31, 2024	1,841,335	1,842	122,124	41,550,465	(4,268,108)	37,406,323

Balance April 30, 2025	2,192,226	2,192	200,000	42,525,294	(27,821,762)	14,905,724
Vesting of stock options	-	-	-	655,444	-	655,444
Reduction in shares to be issued	54,421	55	(200,000)	199,945	-	-
Debt conversion	138,686	139	-	299,861	-	300,000
Purchase of software license	500,000	500	-	2,839,500	-	2,840,000
Warrant exercise	269,267	269	-	(269)	-	-
Sale of common stock	1,763,299	1,763	-	8,505,408	-	8,507,171
Net loss six months ended October 31, 2025	-	-	-	-	(5,771,541)	(5,771,541)
Balance October 31, 2025	4,917,899	$4,918	$-	$55,025,183	$(33,593,303)	$21,436,798

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	October 31, 2025	October 31, 2024
OPERATING ACTIVITIES
Net income (loss)	$(5,771,541)	$(4,747,671)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	655,444	278,742
Receipt of equity in lieu of cash	(63,705)	(24,875)
Unrealized gain on equity securities	(44,945)	-
Accretion of short-term notes	356,413	-
Amortization of intangible assets	17,738	17,738
Changes in non-cash working capital balances:
Accounts receivable	66,178	117,698
Other receivables	(11,041)	(800)
Prepaid expenses	(267,372)	(6,816)
Accounts payable and accrued expenses	(1,734,036)	911,387
Deferred revenue	(30)	(57)
Accrued interest payable	4,336	3,567
Net cash used in operating activities	(6,792,561)	(3,451,087)

FINANCING ACTIVITIES
Payment of short-term notes	(619,850)	-
Proceeds from short-term notes	300,000	-
Proceeds from exercise of warrants	-	1,955,644
Proceeds from sale of common stock	8,507,171	1,979,000
Net cash provided by financing activities	8,187,321	3,934,644

Net increase (decrease) in cash	1,394,760	483,557
Cash and cash equivalents, beginning of the period	289,428	863,182
Cash and cash equivalents, end of the period	$1,684,188	$1,346,739

Supplemental disclosure of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$16,323	$16,498

Supplemental Non-Cash Financing Information:
Common stock issued for perpetual Horizon software license	$2,840,000	-
Stock issued for debt conversion	$300,000	-

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1– Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Netcapital Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended October 31, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ended April 30, 2026. For further information, refer to the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 30, 2025.

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

Business segments

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

Note 2 – Concentrations

For the three months ended October 31, 2025, the Company had one customer that constituted 23% of revenues, a second customer that constituted 13% of revenues and a third customer that accounted for 10% of revenues. For the six months ended October 31, 2025, the Company had one customer that constituted 58% of revenues. For the three and six months ended October 31, 2024, the Company had one customer that constituted 44% and 24% of revenues, respectively.

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

Remaining Performance Obligations

The Company’s subscription terms are typically less than one year. All of the Company’s revenues in the three and six months ended October 31, 2025, which amounted to $51,076 and $241,134, respectively, are considered contract revenues. Contract revenue as of October 31, 2025 and April 30, 2025, which has not yet been recognized, amounted to $300 and $330, respectively, and is recorded on the balance sheet as deferred revenue. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Disaggregation of Revenue

Revenue is from U.S.-based companies with no notable geographical concentrations in any area. A distinction exists in revenue source; revenues are either generated online or from consulting services.

Revenues disaggregated by revenue source consist of the following:

	Three Months Ended Oct. 31, 2025	Three Months Ended Oct. 31, 2024	Six Months Ended Oct. 31, 2025	Six Months Ended Oct. 31, 2024
Consulting services	$-	$-	$-	$-
Fees from online services	51,076	170,528	241,134	312,755
Total revenues	$51,076	$170,528	$241,134	$312,755

Note 4 – Earnings Per Common Share

Net income per common and diluted share were calculated as follows for the three- and six-month periods ended October 31, 2025 and 2024:

	Three Months Ended October 31, 2025	Three Months Ended October 31, 2024	Six Months Ended October 31, 2025	Six Months Ended October 31, 2024
Net income (loss) attributable to common stockholders – basic	$(2,129,489)	$(2,220,501)	$(5,771,541)	$(4,747,671)
Adjustments to net income	—	—	—	—
Net income (loss) attributable to common stockholders – diluted	$(2,129,489)	$(2,220,501)	$(5,771,541)	$(4,747,671)

Weighted average common shares outstanding - basic	4,810,381	947,459	3,841,880	721,389
Effect of dilutive securities	—	—	—	—
Weighted average common shares outstanding – diluted	4,810,381	947,459	3,841,880	721,389

Earnings (loss) per common share - basic	$(0.44)	$(2.34)	$(1.50)	$(6.58)
Earnings (loss) per common share - diluted	$(0.44)	$(2.34)	$(1.50)	$(6.58)

Outstanding vested warrants to purchase 2,317,723 shares of common stock are not included in the calculation of earnings per share for the three- and six-month periods ended October 31, 2025, because their effect is anti-dilutive. Outstanding vested warrants to purchase 885,727 shares of common stock are not included in the calculation of earnings per share for the three- and six-month periods ended October 31, 2024, because their effect is anti-dilutive.

Outstanding vested options to purchase 130,494 shares of common stock are not included in the calculation of earnings per share for the three- and six-month periods ended October 31, 2025 because their effect is anti-dilutive.

Outstanding vested options to purchase 12,787 shares of common stock are not included in the calculation of earnings per share for the three- and six-month periods ended October 31, 2024 because their effect is anti-dilutive.

3 shares of common stock that are issuable pursuant to a stock subscription agreement are not included in the calculation of diluted earnings per share for the three and six months ended October 31, 2024 because their effect is anti-dilutive.

Note 5 – Principal Financing Arrangements

The following table summarizes components debt as of October 31, 2025 and April 30, 2025:

	October 31, 2025	April 30, 2025	Interest Rate

U.S. SBA loan	$500,000	$500,000	3.75%
U.S. SBA loan	1,885,800	1,885,800	1.0%
Loan payable – bank	34,324	34,324	9.75%
Convertible promissory notes	—	161,787	12.0%
Notes payable	—	101,650	8.0%
Total Debt	2,420,124	2,683,561
Less: current portion of long-term debt	1,924,284	2,183,561
Total long-term debt	$495,840	$500,000

The Company owes $34,324 as of October 31, 2025 and April 30, 2025 to Chase Bank. For the loan from Chase Bank, the Company pays interest only on a monthly basis, which is calculated at a rate of 9.75% per annum as of October 31, 2025.

On June 17, 2020 the Company borrowed $500,000 (the “June Loan”), and on February 2, 2021, the Company borrowed $1,885,800 (the “February Loan”) from a U.S. Small Business Administration (“SBA”) loan program.

The June Loan required instalment payments of $2,437 monthly, beginning on June 17, 2021, over a term of thirty years. However, the SBA postponed the first instalment payment for 18 months, and the first payment became due on December 17, 2022. The monthly payments of $2,437 are first applied to accrued interest payable. The monthly payments will not be applied to any of the outstanding principal balance until August 17, 2026. Consequently, the $495,840 is classified as a long-term liability and $4,160 is classified as a current liability. Interest accrues at a rate of 3.75% per annum. The Company agreed to grant a continuing security interest in its assets to secure payment and performance of all debts, liabilities, and obligations to the SBA. The June Loan was personally guaranteed by the Company’s Chief Financial Officer. Accrued interest payable on the June Loan amounted to $15,441 and $20,611 as of October 31, 2025 and April 30, 2025, respectively.

The February Loan bears interest at a rate of 1% per annum and the due date of the first payment has been postponed by the SBA because the Company has applied for forgiveness of the February Loan. Accrued interest payable on the February Loan amounted to $89,692 and $80,186 as of October 31, 2025 and April 30, 2025, respectively.

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

The Note included a one-time interest charge of 12% and was scheduled to mature on January 30, 2026. The Note required repayment in five monthly instalments beginning on September 30, 2025, for a total contractual repayment amount of $203,324. Under the terms of the Note, the Company had the option to prepay the outstanding balance. On July 8, 2025, the Company exercised this option and paid the Note in full with a remittance of $197,225.

On April 29, 2025, the Company entered into a private financing transaction with a single accredited investor and issued an unsecured, non-convertible promissory note in the principal amount of $200,000. The note was issued at a 50% OID for gross proceeds of $100,000. The note contained interest at 8% per annum, matured on July 31, 2025, and was prepayable at any time without penalty. In the event of default, the interest rate increased to 20% per annum. As of October 31, 2025, the note and accrued interest was paid in full. As of April 30, 2025, the unamortized OID was $98,350, and the note was recorded on the balance sheet at a net carrying amount of $101,650.

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

On May 1, 2025, the Company completed a private financing transaction with a single accredited investor and issued an unsecured, non-convertible promissory note in the principal amount of $400,000. The note was issued at a 50% OID for gross proceeds of $200,000. The note contained interest at 8% per annum, matured three months from the issuance date, or August 1, 2025, and was prepayable at any time without penalty. In the event of default, the interest rate increased to 20% per annum. As of October 31, 2025, the note and accrued interest were paid in full.

Note 6 – Income Taxes

For the three and six months ended October 31, 2025 and 2024, the Company recorded no income tax expense due to the net loss recorded in each period.

Note 7 – Related Party Transactions

Netcapital Systems LLC, a Delaware limited liability company (“Systems DE”), of which Jason Frishman, Founder, owns a 29% interest, owns 24,447 shares of common stock, or 0.5% of the Company’s 4,917,899 outstanding shares as of October 31, 2025. The Company paid Systems DE $0 and $285,000 in the three- and six-month periods ended October 31, 2025, respectively, and $95,000 in the three- and six-month periods ended October 31, 2024, for use of the software that runs the website www.netcapital.com. As of October 31, 2025 and April 30, 2025, the Company has accounts payable to Systems DE of $190,000 and $285,000, respectively.

Cecilia Lenk, the Chief Executive Officer of Netcapital Advisors Inc., (“Advisors”), our wholly owned subsidiary, is a member of the board of directors of KingsCrowd Inc. As of October 31, 2025 and April 30, 2025, the Company owned 3,209,685 shares of KingsCrowd Inc., valued at $577,743.

Cecilia Lenk, the Chief Executive Officer of Advisors is a member of the board of directors of Deuce Drone LLC. As of October 31, 2025 and April 30, 2025, the Company owns 2,350,000 membership interest units of Deuce Drone LLC, valued at $0.

Compensation to officers in the three- and six-month periods ended October 31, 2025 consisted of stock-based compensation valued at $93,896 and $564,495, respectively, and cash salary of $292,357 and $990,099, respectively.

Compensation to officers in the three- and six-month periods ended October 31, 2024 consisted of stock-based compensation valued at $139,371 and $278,742, respectively, and cash salary of $184,623 and $525,017, respectively.

Compensation to a related party employee, John Fanning Jr., son of our CFO, for the three- and six-month periods ended October 31, 2025 consisted of cash wages of $11,600 and $25,700, respectively and in the three- and six-month periods ended October 31, 2024 consisted of cash wages of $9,239 and $22,017, respectively. This employee is also the controlling shareholder of Zelgor Inc. (“Zelgor”). As of October 31, 2025 and April 30, 2025, the Company has a note receivable of $50,000 from Zelgor and the Company owned 1,400,000 shares of Zelgor, which are valued at $1,400,000. Accrued interest receivable, at a rate of 5% per annum on the Zelgor note, amounted to $11,041 as of October 31, 2025.

On June 8, 2025, the Company granted stock options to purchase an aggregate of 55,000 shares of our common stock to our former Chief Executive Officer, Martin Kay, and 55,000 shares to our Chief Financial Officer, Coreen Kraysler. The options have an exercise price of $2.68, are fully vested, and expire on June 8, 2029. Mr. Kay resigned as an officer and director on December 3, 2025.

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

Note 8 – Stockholders’ Equity

On March 25, 2025, the Company filed articles of amendment (the “Articles of Amendment”) to our Articles of Incorporation, as amended, with the Utah Department of Commerce, Division of Corporations and Commercial Code to authorize 10,000,000 shares of “blank check” preferred stock. Following the filing of the Articles of Amendment, the Company has the authority to issue 910,000,000 shares of capital stock, such total shares consisting of (i) 900,000,000 shares of common stock and (ii) 10,000,000 shares of preferred stock. There were 4,917,899 and 2,192,226 shares of the Company’s common stock outstanding as of October 31, 2025 and April 30, 2025, respectively. No preferred shares have been issued.

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

The subscription agreements for this private placement contained a price adjustment feature which provided that if the Company issues shares of common stock below $4.00 per share at any time prior February 19, 2026, the investors in the June 10, 2025 private placement would be entitled to receive additional shares to effectively reduce their purchase price to such lower price; provided that the effective price per share could not be adjusted below the Minimum Price, which was $2.68 per share, as defined under Nasdaq Rule 5635(d). On September 16, 2025, the Company issued a total of 59,147 shares of common stock to the investors in the June 10, 2025 private placement in consideration of the adjustment provision contained in their subscription agreements which provided that if the Company issues shares of common stock below $4.00 per share at any time prior February 19, 2026 the investors in the June 10, 2025 private placement would be entitled to receive additional shares to effectively reduce their purchase price to $2.68 per share.

On September 16, 2025, the Company entered into a settlement agreement with the noteholder of a $200,000 note with a 50% original issue discount issued on April 29, 2025 and a maturity date of July 31, 2025 to settle the $209,272 outstanding on the $200,000 note on such date, which amount includes accrued interest of $9,272. Under the terms of the settlement agreement the parties agreed that such $200,000 note was fully paid in complete satisfaction upon the Company paying $104,636 and issuance of $104,636 of the Company’s common stock (46,258 shares at a price equal to $2.262 per share (which price represents the “Minimum Price” as defined under Nasdaq Rule 5635(d)) in full satisfaction of the outstanding note.

On September 16, 2025, the Company entered into a settlement agreement with the noteholder of a $400,000 note with a 50% original issue discount issued on May 1, 2025 and a maturity date of August 1, 2025 to settle the $418,148 outstanding on the $400,000 note on such date, which amount includes accrued interest of $18,148. Under the terms of the settlement agreement the parties agreed that the such $400,000 note was fully paid in complete satisfaction upon the Company paying $209,074 and issuance of $209,074 of the Company’s common stock (92,428 shares at a price equal to $2.262 per share (which price represents the “Minimum Price” as defined under Nasdaq Rule 5635(d)) in full satisfaction of the outstanding note.

Note 9 – Fair Value

The Fair Value Measurements Topic of the FASB Accounting Standards Codification establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

●	Level 1: inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the company has the ability to access at the measurement date.

●	Level 2: inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

●	Level 3: inputs are unobservable inputs for the asset or liability.

Financial assets measured at fair value on a recurring basis are summarized below as of October 31, 2025 and April 30, 2025:

	Level 1	Level 2	Level 3	Total
October 31, 2025
Equity securities at fair value	$—	$5,856,700	$—	$5,856,700

April 30, 2025
Equity securities at fair value	$—	$5,748,050	$—	$5,748,050

Under the Fair Value Measurements Topic of the FASB Accounting Standards Codification, the Company bases fair value on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy. Fair value measurements for assets and liabilities where there exists limited or no observable market data and, therefore, are based primarily upon management’s own estimates, are often calculated based on current pricing policy, the economic and competitive environment, the characteristics of the asset or liability and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used.

Note 10 – Stock-Based Compensation Plans

In addition to cash payments, the Company enters agreements to issue common stock and records the applicable non-cash expense in accordance with the authoritative guidance of the Financial Accounting Standards Board.

For the three and six months ended October 31, 2025, stock-based compensation expense amounted to $139,371 and $655,444, respectively. For the three and six months ended October 31, 2024, stock-based compensation expense amounted to $139,371 and $278,742, respectively.

The table below presents the components of compensation expense for the issuance of shares of common stock and stock options to employees and consultants for the three- and six-month periods ended October 31, 2025 and 2024.

Stock-based compensation expense	Three Months Ended Oct. 31, 2025	Three Months Ended Oct. 31, 2024	Six Months Ended Oct. 31, 2025	Six Months Ended Oct. 31, 2024
Former Chief Executive Officer (1)	$62,493	$62,492	$313,337	$124,986
Chief Financial Officer	14,914	14,913	218,179	29,828
Chief Executive Officer, Advisors	1,575	1,208	3,151	3,151
Founder	14,914	14,913	29,828	29,828
Employee and consultant options	45,475	45,845	90,949	90,949
Total stock-based compensation expense	$139,371	$139,371	$655,444	$278,742

(1)	Mr. Kay resigned as an officer and director on December 3, 2025.

Note 11 – Deposits and Commitments

The Company utilizes office space at 1 Lincoln Street in Boston, Massachusetts, under an office membership agreement. The Company pays a monthly membership fee of approximately $7,400. The agreement is cancellable by the Company with 60 days’ notice. As of October 31, 2025 and April 30, 2025, the Company had a refundable security deposit of $6,300 related to the agreement.

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

The following table sets forth the major categories of the intangible assts as of October 31, 2025 and April 30, 2025:

	October 31, 2025	April 30, 2025

Acquired users	$14,271,836	$14,271,836
License agreement	2,840,000	-
Acquired brand	532,118	532,118
Total intangible assets	17,643,954	14,803,954
Less: accumulated amortization	124,163	106,425
Net intangible assets	$17,519,791	$14,697,529

As of October 31, 2025, the weighted average remaining useful life for technology, trade names, professional practice, literary works and domains is 11.5 years.

Note 13 – Investments

During the three- and six-month periods ended October 31, 2025, the Company received equity securities from 2 and 5 issuers, respectively, that completed securities offerings on the Netcapital Funding Portal. As part of its compensation structure, the Company receives a fee of 1% of the equity securities sold on the funding portal in addition to cash fees. As of October 31, 2025, the Company’s funding portal received equity fee payments from a total of 66 issuers, which have an aggregate value of $278,440, as compared to 61 issuers with an aggregate value of $169,790 as of April 30, 2025. In the three- and six-month periods ended October 31, 2025, the Company recorded $1,510 and $63,705 in revenues from the receipt of equity securities. In the three- and six-month periods ended October 31, 2024, the Company recorded $14,748 and $24,875 in revenues from the receipt of equity securities. In the six months ended October 31, 2025 the Company also recognized an unrealized gain of $44,945 from changes in observable prices of investment securities owned by the Company, as compared to no unrealized gains or losses in the six months ended October 31, 2024.

In May 2022, the Company received 1,764,706 units of Reper LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.68 per unit based on a sales price of $0.68 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,200,000. As of October 31, 2025 and April 30, 2025, the Company owned 1,764,706 units which are valued at $1,200,000.

In April 2022, the Company received 3,000,000 units of Cust Corp. as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.40 per unit based on a sales price of $0.40 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,200,000. As of October 31, 2025 and April 30, 2025, the Company owned 3,000,000 units which are valued at $1,200,000.

In January 2022, the Company received 1,700,000 units of ScanHash LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.25 per unit based on a sales price of $0.25 per unit on an online funding portal. The receipt of the units satisfied $425,000 of an accounts receivable balance. As of October 31, 2025 and April 30, 2025, the Company owned 1,700,000 units which are valued at $425,000.

In January 2022, the Company received 2,850,000 units of Hiveskill LLC as payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.25 per unit based on a sales price of $0.25 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $712,500. As of October 31, 2025 and April 30, 2025, the Company owned 2,850,000 units which are valued at $712,500.

In May 2020, the Company entered a consulting contract with a related party, Zelgor Inc. (“Zelgor”), which allowed the Company to receive 1,400,000 shares of common stock of Zelgor in return for consulting services. The Zelgor shares are valued at $1.00 per share based on a sales price of $1.00 per share on an online funding portal. As of October 31, 2025 and April 30, 2025, the Company owned 1,400,000 shares which are valued at $1,400,000.

In August 2019, the Company entered into a consulting agreement with KingsCrowd LLC, pursuant to which it earned 300,000 membership interest units in exchange for services. These units were valued at $1.80 per unit, totaling $540,000. In December 2020, KingsCrowd converted to a corporation and each membership interest unit converted into 12.71915 shares of common stock, resulting in the Company holding 3,815,745 shares. In June 2022, the Company sold 606,060 shares for proceeds of $200,000 and recognized a realized loss of $406,060. As of October 31, 2025 and April 30, 2025, the Company held 3,209,685 shares.

During fiscal 2024, KingsCrowd disclosed in regulatory filings that it sold shares at $0.16 per share. Based on this observable price change, the Company recorded an unrealized loss of $2,696,135 on its investment for the year ended April 30, 2024. In fiscal 2025, KingsCrowd completed a Regulation CF offering at $0.18 per share, resulting in an unrealized gain of $64,193. No other price changes have been observed. Accordingly, the Company valued its investment in KingsCrowd at $577,743 as of October 31, 2025 and April 30, 2025.

During fiscal 2019, the Company entered a consulting contract with Systems DE, which allowed the Company to receive up to 1,000 membership interest units of Systems DE in return for consulting services. The Company earned all 1,000 Systems DE units but sold 472 units in fiscal 2020. As of October 31, 2025 and April 30, 2025, the Company owned 528 Systems DE units, at a value of $1,985.

In July 2020 the Company entered a consulting agreement with Vymedic, Inc. for a $40,000 fee over a 5-month period. Half the fee was payable in stock and half was payable in cash. As of October 31, 2025 and April 30, 2025, the Company owned 4,000 units, at a value of $11,032.

In August 2020 the Company entered a consulting agreement with C-Reveal Therapeutics LLC (“CRT”). for a $120,000 fee over a 12-month period. $50,000 of the fee was payable in CRT units. As of October 31, 2025 and April 30, 2025, the Company owned 5,000 units, at a value of $50,000.

The following table summarizes the components of investments as of October 31, 2025 and April 30, 2025:

	October 31, 2025	April 30, 2025

Systems DE	$1,985	$1,985
Zelgor Inc.	1,400,000	1,400,000
Vymedic Inc.	11,032	11,032
C-Reveal Therapeutics LLC	50,000	50,000
Cust Corp.	1,200,000	1,200,000
Hiveskill LLC	712,500	712,500
ScanHash LLC	425,000	425,000
Kingscrowd Inc.	577,743	577,743
Reper LLC	1,200,000	1,200,000
Issuers that paid a 1% equity fee to the funding portal	278,440	169,790
Total	$5,856,700	$5,748,050

The above investments in equity securities are within the scope of ASC 321. The Company monitors the investments for any changes in observable prices from orderly transactions. All investments are initially measured at cost and evaluated for changes in estimated fair value.

Note 14 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, at October 31, 2025, the Company had negative working capital of $1,500,153 and for the six months ended October 31, 2025, the Company had an operating loss of $5,405,105 and net cash used in operating activities amounted to $6,792,561.

There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. The Company has turned its focus to its funding portal business, which saw a growth in revenues on a quarter-to-quarter basis in fiscal 2025, have a decrease in revenue on a quarter-to-quarter basis in fiscal 2026. The Company plans to continue operating with lower fixed overhead amounts and seeks to raise money from private placements, public offerings and/or bank financing. The Company’s management has determined, based on its recent history and the negative cash flow from operations, that it is unlikely that its plan will sufficiently alleviate or mitigate, to a sufficient level, the relevant conditions or events noted above. To the extent that funds generated from any private placements, public offerings and/or bank financing, if available, are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the Company’s management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements. There can be no assurance that the Company will be able to achieve its business plan objectives or be able to achieve or maintain cash-flow-positive operating results. If the Company is unable to generate adequate funds from operations or raise sufficient additional funds, the Company may not be able to repay its existing debt, continue to operate its business network, respond to competitive pressures or fund its operations. As a result, the Company may be required to significantly reduce, reorganize, discontinue or shut down its operations. The financial statements do not include any adjustments that might result from this uncertainty.

Note 15 – Subsequent Events

The Company evaluated subsequent events through the date these financial statements were available to be issued.

On December 3, 2025, the Company entered into and closed an Asset Purchase Agreement with Rivetz Corp., a Delaware corporation, pursuant to which the Company acquired substantially all of Rivetz Corp.’s assets related to its hardware-based cybersecurity developer platform known as the Rivetz Network. As consideration for the purchased assets, the Company issued 950,000 shares of its common stock (the “Buyer Stock”) to Rivetz Corp. pursuant to a Subscription Agreement dated December 3, 2025.

The Company also agreed to fund up to $100,000 of specified liabilities of Rivetz Corp. that it assumed in the transaction to be paid to Rivetz Corp.’s legal counsel for the satisfaction of such liabilities.

On December 3, 2025, Martin Kay resigned as Chief Executive Officer of the Company. On December 7, 2025, the Company’s board of directors appointed Rich Wheeless as Chief Executive Officer, effective immediately.

On December 7, 2025, the Board appointed Kevin Kilduff, as its General Counsel. In addition, on December 7, 2025, the Company granted Mr. Kilduff 1,000,000 shares of its common stock (“Restricted Stock”) as a Restricted Stock Award under the Company’s 2023 Omnibus Equity Incentive Plan in accordance with NASDAQ Listing Rule 5635(c)(4) to Mr. Kilduff to induce him to accept employment with the Company as its General Counsel. The shares of Restricted Stock will have voting rights upon issuance and will vest in whole or in part on March 15, 2027 with the number of shares of Restricted Stock that will vest on the vesting date will be determined based on the Company’s revenue during the period beginning on February 1, 2026 and ending on January 31, 2027.

There were no other material subsequent events that required recognition or additional disclosure in these financial statements.

PART I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This quarterly report on Form 10-Q and other reports filed by Netcapital Inc. (the “Company”) from time to time with the U.S. Securities and Exchange Commission (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned. Unless the context otherwise requires, references in this Quarterly Report to the “Company,” “we,” “us,” and “our” refer to Netcapital Inc. and its subsidiaries.

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

Overview

Netcapital Inc. is a fintech company with a scalable technology platform that allows private companies to raise capital online from accredited and non-accredited investors. We give virtually all investors the opportunity to access investments in private companies. We believe our model is disruptive to traditional private equity investing and is based on Title III, Regulation Crowdfunding (“Reg CF”) of the Jumpstart Our Business Startups Act (“JOBS Act”). We generate fees from listing private companies on our funding portal located at www.netcapital.com. The Netcapital funding portal is registered with the SEC, is a member of the Financial Industry Regulatory Authority (“FINRA”), a registered national securities association, and provides investors with opportunities to invest in private companies. In addition, we recently expanded our model to include Regulation A (“Reg A”) offerings, which are conducted by our wholly owned subsidiary Netcapital Securities Inc. “(“Netcapital Securities”), which is a licensed broker-dealer with FINRA. Both Reg A and Reg CF offerings are made available to investors via the Company’s website, www.netcapital.com.

We provide private company investment access to accredited and non-accredited investors through (i) our online portal (www.netcapital.com), which is operated by our wholly owned subsidiaries Netcapital Funding Portal, Inc and (ii) our broker-deal subsidiary, Netcapital Securities. The Netcapital funding portal charges a $5,000 listing fee, a 4.9% portal fee for capital raised at closing, and beginning in fiscal year 2024, a 1% success fee paid for with equity of the funding portal customer. In addition, the portal generates fees for other ancillary services, such as rolling closes. Netcapital Advisors previously generated fees and equity stakes from consulting in select portfolio companies (“Portfolio Companies”) and non-portfolio clients. With respect to services for Reg A offerings, Netcapital Securities charges a listing fee of $25,000 and a success fee of 4.9% of the capital raised by an issuer under Reg A.

We generated revenues of $241,134, with costs of service of $9,286, in the six months ended October 31, 2025, for a gross profit of $231,848 as compared to revenues of $312,755, with costs of service of $30,001, in the six months ended October 31, 2024, for a gross profit of $282,754.

The total number of offerings on the Netcapital funding portal in fiscal 2025 and 2024 that closed was 70 in each fiscal year, of which 21 and 17 offerings hosted on the Netcapital funding platform in fiscal 2025 and 2024, respectively, terminated their listings without raising the required minimum dollar amount of capital. For the three- and six-months periods ended October 31, 2025, 5 and 10 issuers have launched an offering on the portal, respectively, as compared to 16 and 37 issuers that launched an offering in the three- and six-month periods ended October 31, 2024, respectively. As of the date of this report, we have minority equity positions in 19 Portfolio Companies that have utilized the funding portal to facilitate their offerings, which equity was received as payment for services.

For the three months ended October 31, 2025, the Company had one customer that constituted 23% of revenues, a second customer that constituted 13% of revenues and a third customer that accounted for 10% of revenues. For the six months ended October 31, 2025, the Company had one customer that constituted 58% of revenues. For the three and six months ended October 31, 2024, the Company had one customer that constituted 44% and 24% of revenues, respectively.

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

Recent Developments

Plans to Expand Platform

On November 19, 2025, the Company announced plans to expand its platform to include support for compliant blockchain-based digital assets, amid accelerating interest in tokenized securities and tokenized real-world assets (RWAs) like real estate. As of the date of this report, the expansion has not yet occurred.

Rivetz Asset Purchase

On December 3, 2025, the Company purchased substantially all of Rivetz Corp.’s (“Rivetz”) assets related to its “Rivetz Network” which develops technology combining hardware-based cybersecurity with blockchain services for mobile and other computing devices (the “Purchased Assets”) pursuant to an asset purchase agreement for 950,000 shares of the Company’s common stock, par value $0.001 per share. In addition, the Company assumed only specified liabilities of Rivetz relating to the Purchased Assets and certain contracts, subject to an aggregate cap of $100,000 for liabilities other than those arising under assumed contracts. All other liabilities of Rivetz, including liabilities relating to Rivetz tokens, employee-related obligations, and indebtedness for borrowed money, remain with Rivetz.

Kay Resignation and Separation Agreement

On December 3, 2025, Martin Kay resigned as Chief Executive Officer, director and all other officer, director, board and committee positions with the Company pursuant to a CEO Separation, Severance and Consulting Agreement (the “Separation Agreement”) with the Company. In consideration of Mr. Kay’s service and execution of the Separation Agreement, the Company agreed to pay Mr. Kay a one-time severance payment equal to 3-months’ salary ($98,750). All options previously granted to Mr. Kay shall be fully vested and Mr. Kay shall have 4 years from the date of the Separation Agreement to exercise his options. Mutual releases and non-disparagement clauses were also agreed to by the parties in the Separation Agreement. The Company also agreed to engage Mr. Kay as a consultant for a period of 12 months following the date of the Separation Agreement under which Mr. Kay will be paid $10,000 per month.

Appointment of Chief Executive Officer and Employment Agreement

On December 7, 2025, the Company appointed Rich Wheeless as its Chief Executive Officer and entered into an employment agreement with Rich Wheeless (the “Employment Agreement”), pursuant to which Mr. Wheeless will serve as the Company’s Chief Executive Officer for a twelve-month term commencing on December 7, 2025, unless earlier terminated in accordance with its terms. Under the Employment Agreement, Mr. Wheeless is entitled to an annual base salary of $180,000, payable in accordance with the Company’s regular payroll practices. He is eligible to receive periodic bonuses throughout the year, or additional salary in excess of the base salary, in each case as may be approved by the Company’s Board of Directors or its Compensation Committee. Mr. Wheeless will also be eligible to receive one or more grants of stock options under the Company’s stock option plan, subject to approval by the Company’s Board of Directors or its Compensation Committee and a majority of the Company’s shareholders, with the amount, timing and terms of any such grants to be determined in the sole discretion of the Board or such committee. For the period of his employment and for two years thereafter, Mr. Wheeless is subject to certain non-competition and non-solicitation covenants, including restrictions on engaging in or assisting competitive businesses and on soliciting certain customers, clients, suppliers and employees of the Company and its affiliates, subject to customary limited exceptions. The Agreement also contains customary provisions relating to non-disparagement, remedies, severability, waiver, governing law and other matters.

Appointment of General Counsel

On December 7, 2025, the Board appointed Kevin Kilduff, as its General Counsel. In addition, on December 7, 2025 the Company granted Mr. Kilduff 1,000,000 shares of its common stock (“Restricted Stock”) as a Restricted Stock Award under the Company’s 2023 Omnibus Equity Incentive Plan (the “Plan”) in accordance with NASDAQ Listing Rule 5635(c)(4) to Kevin Kilduff to induce him to accept employment with the Company as its General Counsel. The shares of Restricted Stock will have voting rights upon issuance and will vest in whole or in part on March 15, 2027 with the number of shares of Restricted Stock that will vest on the vesting date will be determined based on the Company’s revenue during the period beginning on February 1, 2026 and ending on January 31, 2027. Specifically, in the event that the revenue during the measuring period is below $900,000, none of the shares of Restricted Stock shall vest and in the event that the revenue during the measuring period is at least equal to $1,500,000, one hundred percent (100%) of the shares of Restricted Stock shall vest as of the vesting date, with pro-rata vesting for results between the minimum and maximum revenue targets. The Restricted Stock Award will be an Exempt Award (as defined in the Plan) under the Plan by reason of being an award granted as an inducement grant pursuant to NASDAQ Listing Rule 5635(c), as this award is specifically made to induce Mr. Kilduff to become an employee of the Company.

Results of Operations

Comparison of the Three Months Ended October 31, 2025 and 2024

Our revenues for the three months ended October 31, 2025, decreased by $119,452, or approximately 70%, to $51,076, as compared to $170,528 during the three months ended October 31, 2024. The decrease in revenues was attributed to the lack of new issuers signing up for funding portal services. Only five new issuers launched a crowdfunding campaign in the three months ended October 31, 2025, as compared to 16 offerings launched in the three months ended October 31, 2024.

In the three months ended October 31, 2025, we recorded $51,076 in funding portal revenues, consisting of portal fees of $14,461, listing fees of $35,000, and equity fees of $1,510, as compared to funding portal revenues of $170,528 in the three months ended October 31, 2024, consisting of portal fees of $108,124, listing fees of $47,500 and equity fees of $14,748. Two issuers successfully closed offerings in the three months ended October 31, 2025, as compared to 13 issuers in the three months ended October 31, 2024. The components of revenue were as follows:

	Oct. 31, 2025	Oct. 31, 2024
Portal fees	$14,461	$108,124
Listing fees	35,000	47,500
Portal 1% equity fee	1,510	14,748
Game site revenue	105	156
Total	$51,076	$170,528

Cost of revenues decreased by $17,904 to $1,877, or approximately 91% for the three months ended October 31, 2025, from $19,781 during the three months ended October 31, 2024. The decrease was attributed to lower revenues.

Payroll and payroll related expenses increased by $106,732, or approximately 14%, to $856,433 for the three months ended October 31, 2025, as compared to $749,701 during the three months ended October 31, 2024. The increase was attributed to the salary increases for certain key positions, to assist with employee retention.

Rent expense increased by $1,858, or approximately 10%, to $21,300 for the three months ended October 31, 2025, as compared to $19,442 during the three months ended October 31, 2024. The increase was primarily attributed to a new office-space agreement.

General and administrative expenses decreased by $302,102, or approximately 20%, to $1,202,288 for the three months ended October 31, 2025, from $1,504,390 during the three months ended October 31, 2024. The decrease was primarily attributable to lower legal costs in fiscal 2026.

Consulting expense increased by $8,990, or approximately 11%, to $88,635 for the three months ended October 31, 2025, from $79,645 during the three months ended October 31, 2024. The increase was primarily attributed to corporate needs due to lack of hiring full-time employees.

Interest expense increased by $2,603 to $12,204, or approximately 27%, for the three months ended October 31, 2025, as compared to $9,601 during the three months ended October 31, 2024, due to short-term borrowings in April and May 2025.

Comparison of the Six Months Ended October 31, 2025 and 2024

Our revenues for the six months ended October 31, 2025, decreased by $71,621, or approximately 23%, to $241,134, as compared to $312,755 during the six months ended October 31, 2024.

In the six months ended October 31, 2025, we recorded $241,134 in funding portal revenues, consisting of portal fees of $137,189, listing fees of $40,000, and equity fees of $63,705, as compared to funding portal revenues of $312,755 in the six months ended October 31, 2024, consisting of portal fees of $197,553, listing fees of $90,000 and equity fees of $24,875. The decrease in revenues was primarily attributed to a decrease in the number of issuers raising capital on the funding portal’s platform. New offerings launched amounted to 10 issuers in the six months ended October 31, 2025, as compared to 37 issuers in the six months ended October 31, 2024. Five issuers successfully closed offerings in the six months ended October 31, 2025, as compared to 17 issuers in the six months ended October 31, 2024.The components of revenue were as follows:

The components of revenue were as follows:

	Oct. 31, 2025	Oct. 31, 2024
Portal fees	$137,189	$197,553
Listing fees	40,000	90,000
Portal 1% equity fee	63,705	24,875
Game site revenue	240	327
Total	$241,134	$312,755

Cost of revenues decreased by $20,715 to $9,286, or approximately 69%, for the six months ended October 31, 2025 from $30,001 during the six months ended October 31, 2024. The decrease was primarily attributed to lower revenues.

Payroll and payroll related expenses increased by $763,589, or approximately 41%, to $2,649,883 for the six months ended October 31, 2025, as compared to $1,886,294 during the six months ended October 31, 2024. The increase was attributed to the salary increases and bonuses for certain key positions, to assist with employee retention.

Rent expense increased by $5,594, or approximately 15%, to $44,152 for the six months ended October 31, 2025, as compared to $38,558 during the six months ended October 31, 2024. The increase was primarily attributed to a new office-space agreement.

General and administrative expenses decreased by $109,312, or approximately 4%, to $2,782,232 for the six months ended October 31, 2025, from $2,891,544 during the six months ended October 31, 2024. The decrease was primarily attributable to lower legal costs in fiscal 2026.

Consulting expense decreased by $16,340, or approximately 9%, to $160,686 for the six months ended October 31, 2025 from $177,026 during the six months ended October 31, 2024. The decrease was primarily attributed to our efforts to control expenses associated with overseas programmers.

Interest expense increased by $28,206 to $48,271, or approximately 141%, for the six months ended October 31, 2025, as compared to $20,065 during the six months ended October 31, 2024. The increase resulted from short-term borrowings in April and May 2025 that were paid off in September 2025.

The Company owned 8,989 shares of a funding portal issuer at a cost of $5.00 per share. On May 30, 2025, the issuer closed an offering at a price of $10.00 per share. As a result, the Company marked its investment to market and recorded an unrealized gain of $44,945 in the six-month period ended October 31, 2025. No unrealized gains or losses were recorded in the first two quarters of fiscal 2025.

Accretion on short-term notes increased to $356,413 for the six months ended October 31, 2025. There was no accretion on short-term notes recorded during the six months ended October 31, 2024. During 2025, the Company sold 4 notes, and each note contained an original issuance discount that was accreted during the six months ended October 31, 2025.

Liquidity and Capital Resources

As of October 31, 2025, we had cash and cash equivalents of $1,684,188 and negative working capital of $1,500,153 as compared to cash and cash equivalents of $289,428 and negative working capital of $5,096,155 as of April 30, 2025.

We have been successful in raising capital by completing offerings of our common stock.

On July 16, 2025, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we agreed to sell 641,712 shares of our common stock, at a purchase price of $4.675 per share for gross proceeds of approximately $3 million, prior to deducting placement agent’s fees and other offering expenses payable by us. Each share of commons stock was also sold with a warrant to purchase one share of common stock with an exercise price of $4.55 per share. The shares were offered pursuant to our shelf registration statement on Form S-3 (File No. 333-267921), which was declared effective by the Securities Exchange Commission on October 26, 2022. This offering closed on July 17, 2025.

On July 2, 2025, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we agreed to sell 714,286 shares of our common stock, at a purchase price of $7.00 per share for gross proceeds of approximately $5 million, prior to deducting placement agent’s fees and other offering expenses payable by us. Each share of commons stock was also sold with a warrant to purchase one share of common stock with an exercise price of $6.88 per share. We used approximately $320,000 of the net proceeds for repayment of outstanding promissory notes and intend to use the remainder for working capital and other general corporate purposes. The shares were offered pursuant to our shelf registration statement on Form S-3 (File No. 333-267921), which was declared effective by the Securities Exchange Commission on October 26, 2022. The offering closed on July 7, 2025.

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

On June 10, 2025, we entered into subscription agreements with ten accredited investors to issue an aggregate of 118,750 shares of common stock at a purchase price of $4.00 per share (the “Purchase Price”) in a private placement, for gross proceeds of $475,000. The Company agreed to file a registration statement providing for the resale of the Shares within 60 calendar days of the initial closing of the private placement (the “Filing Date”) and to use reasonable best efforts to cause the resale registration statement to be declared effective by the SEC within 90 calendar days following the final closing of the private placement date of the Filing Date. The resale registration statement is not yet effective. The subscription agreements include a price adjustment provision whereby if the Company issues additional shares at a price lower than the Purchase Price during the period beginning on the date of the subscription agreements and prior to April 19, 2026, investors will receive additional shares to reflect the lower price, subject to the minimum price as defined under Nasdaq Rule 5635(d) on the date the subscription agreements were signed, which was $2.56. On September 16, 2025, the Company issued a total of 59,147 shares of common stock to the investors in the June 10, 2025 private placement in consideration of the adjustment provision contained in their subscription agreements The Company used the net proceeds from the offering for general corporate purposes.

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

Year over Year Changes

Net cash used in operating activities amounted to $6,792,561 and $3,451,087 for the six months ended October 31, 2025 and 2024, respectively. The principal source of cash used in operating activities in the six months ended October 31, 2025 was a decrease in accounts payable and accrued expenses of $1,734,036 . The principal sources of cash from operating activities in the six months ended October 31, 2025 was a non-cash item, stock-based compensation of $655,444 and an increase in accretion of short-term notes of $356,413. These amounts were offset by a loss of $5,771,541. The principal source of cash from operating activities in the six months ended October 31, 2024 was a non-cash item, stock-based compensation of $278,742 and an increase in accounts payable and accrued expenses of $911,387. These amounts were offset by a loss of $4,747,671.

For the six months ended October 31, 2025, net cash provided by financing activities amounted to $8,187,321, which consisted of proceeds from the sale of common stock of $8,507,171 and proceeds from short-term notes of $300,000. However, this was off-set by payment of short-term notes of $619,850. For the six months ended October 31, 2024, net cash provided by financing activities amounted to $3,934,644, which consisted of proceeds from the sale of common stock of $1,979,000 and proceeds from the exercise of warrants of $1,955,644.

In the six months ended October 31, 2025 and 2024, there were no expenditures for capital assets. We do not anticipate any capital expenditures in fiscal 2026.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of October 31, 2025, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, they concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

As previously disclosed in our Annual Report on Form 10-K for the year ended April 30, 2025 and in our Quarterly Report on Form 10-Q for the quarter ended July 31, 2025, management had identified (i) a material weakness in internal control over financial reporting related to the over-accrual of legal expenses and (ii) a significant deficiency related to the process for identifying and evaluating evidence of orderly transactions and impairment indicators for investments in equity securities without readily determinable fair values.

During the quarter ended October 31, 2025, we completed the implementation and testing of additional controls designed to remediate these issues. As a result of these actions and based on the testing performed, management has concluded that the previously identified material weakness and significant deficiency have been remediated as of October 31, 2025.

Changes in Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). During the quarter ended October 31, 2025, we implemented the following changes to our internal control over financial reporting, which were designed to remediate the previously identified material weakness and significant deficiency and which management believes have materially improved, and are reasonably likely to materially affect our internal control over financial reporting:

●	We instituted enhanced period-end procedures over accrued expenses and accounts payable, including direct communication with key vendors at the end of each quarter to obtain statements or confirmations and reconcile our accounts payable and accrued legal expense balances to vendor records, as well as expanded review of subsequent disbursements and vendor correspondence.

●	We implemented strict procedures for examining qualitative factors related to potential impairment of investments in equity securities without readily determinable fair values. These procedures include a formal quarterly review process that requires the collection and evaluation of current information from investees, consideration of any known or potential orderly transactions in the securities, identification of qualitative impairment indicators, and contemporaneous documentation of management’s conclusions.

Other than the changes described above, there were no changes in our internal control over financial reporting during the quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

At October 31, 2025, we had negative working capital of $1,500,153 and for the six months ended October 31, 2025, we had an operating loss of $5,405,105 and net cash used in operating activities amounted to $6,792,561. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. Our management has turned our focus to our funding portal business, and we plan to use our funding portal experience to build a broker-dealer business, initially for Regulation A and Regulation D offerings. We plan to continue to seek to raise money from private placements, public offerings and/or bank financing. Our management has determined, based on its recent history and the negative cash flow from operations, that it is unlikely that its plan will sufficiently alleviate or mitigate, to a sufficient level, the relevant conditions or events noted above. To the extent that funds generated from any private placements, public offerings and/or bank financing, if available, are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. Accordingly, our management has concluded that these conditions raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to achieve our business plan objectives or be able to achieve or maintain cash-flow-positive operating results. If we unable to generate adequate funds from operations or raise sufficient additional funds, we may not be able to repay our existing debt, continue to operate our business network, respond to competitive pressures or fund our operations. As a result, we may be required to significantly reduce, reorganize, discontinue or shut down our operations.

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

We currently derive a significant portion of our revenues from a limited number of customers. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. For the three months ended July 31, 2025, we had one customer that constituted 73% of our revenues. For the three months ended October 31, 2025, the we had one customer that constituted 23% of revenues, a second customer that constituted 13% of revenues and a third customer that accounted for 10% of revenues. For the six months ended October 31, 2025, we had one customer that constituted 58% of revenues. For the three and six months ended October 31, 2024, we had one customer that constituted 44% and 24% of revenues, respectively.

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

Payment related to the consulting and advisory services provided by Netcapital Advisors was often made through equity stakes from such customers. As of October 31, 2025 and April 30, 2025, approximately $5,856,700 and $5,748,050, respectively, of our holdings are issued by companies whose securities do not trade on public markets. The securities issued are typically in private companies with no established trading market for their securities, that often have limited operating histories, limited operating cash, and negative cash flows. Additionally, these securities are primarily restricted and are subject to legal holding periods pursuant to Rule 144 or other applicable exemptions. The stock price of such issuers is often volatile, unpredictable, and with limited liquidity, and the value of such securities on the date of receipt compared to the date when we are able to legally sell the securities may decrease significantly. The value ascribed to our assets in our financial statements as of a particular date may be materially greater than or less than the value that would be realized if our assets were to be liquidated as of such date. Accordingly, the value of such holdings may change over time due to factors that we do not control, such as issuance of securities by such companies at lower prices or other market factors. One such example of a change in value occurred in the period ended January 31, 2024, we recognized an unrealized loss of approximately $2.7 million on the value of our equity securities due to the decline in value of a single issuer, which represented an impairment of more than 80% of the previous value of our holdings in such issuer, which resulted in a reduction of our retained earnings. Changes to the value of our holdings could have a material adverse effect on our financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

1. On September 16, 2025, we issued 46,258 shares of our common stock pursuant to the terms of a settlement agreement pursuant to which we settled the $209,272 outstanding on a $200,000 note by payment of $104,636 and issuance of $104,636 of the Company’s common stock (46,258 shares at a price equal to $2.262 per share. We did not receive any proceeds from issuance. The shares were issued in reliance on the exemption from registration under the Securities Act, afforded by Section 4(a)(2).

2. On September 16, 2025, we issued 46,258 shares of our common stock pursuant to the terms of a settlement agreement pursuant to which we settled the $418,148 outstanding on a $400,000 note by payment of $209,074 and issuance of $209,074 of the Company’s common stock (46,258 shares at a price equal to $2.262 per share. We did not receive any proceeds from issuance. The shares were issued in reliance on the exemption from registration under the Securities Act, afforded by Section 4(a)(2).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended October 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS.

Exhibit No.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2024 is formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: December 15, 2025	NETCAPITAL INC.

	By:	/s/ Rich Wheeless
Rich Wheeless
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Coreen Kraysler
Coreen Kraysler Chief Financial Officer
(Principal Financial and Accounting Officer)

-33-