Form 10-Q
period 2026-01-31
Netcapital Inc.
filed 2026-03-19
CIK 1414767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2026

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

As of March 19, 2026 the registrant had 7,847,899 shares of its common stock, par value $0.001 per share, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements may be identified by such forward-looking terminology as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in these forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

●	capital requirements and the availability of capital to fund our growth and to service our existing debt;

●	difficulties executing our growth strategy, including attracting new issuers and investors;

●	our anticipated use of the net proceeds from our recent public offering;

●	all the risks of acquiring one or more complementary businesses, including identifying a suitable target, completing comprehensive due diligence uncovering all information relating to the target, the financial stability of the target, the impact on our financial condition of the debt we may incur in acquiring the target, the ability to integrate the target’s operations with our existing operations, our ability to retain management and key employees of the target, among other factors attendant to acquisitions of small, non-public operating companies;

●	difficulties in increasing revenue per issuer;

●	challenges related to hiring and training fintech employees at competitive wage rates;

●	difficulties in increasing the average number of investments made per investor;

●	shortages or interruptions in the supply of quality issuers;

●	our dependence on a small number of large issuers to generate revenue;

●	negative publicity relating to any one of our issuers;

●	competition from other online capital portals with significantly greater resources than we have;

●	changes in investor tastes and purchasing trends;

●	our inability to manage our growth;

●	our inability to maintain an adequate level of cash flow, or access to capital, to meet growth expectations;

●	changes in senior management, loss of one or more key personnel or an inability to attract, hire, integrate and retain skilled personnel;

●	labor shortages, unionization activities, labor disputes or increased labor costs, including increased labor costs resulting from the demand for qualified employees;

●	our vulnerability to increased costs of running an online portal with any cloud partner;

●	our vulnerability to increasing labor costs;

●	the impact of governmental laws and regulations;

●	failure to obtain or maintain required licenses;

●	changes in economic or regulatory conditions and other unforeseen conditions that prevent or delay the development of a secondary trading market for shares of equity that are sold on our online portal;

●	inadequately protecting our intellectual property or breaches of security of confidential user information. and
●	The impact on our business or any of our current or former executive officers, directors and associated persons resulting from the Wells Notices received from the SEC staff.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NETCAPITAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2026 (Unaudited)	April 30, 2025 (Audited)
Assets:
Cash and cash equivalents	$715,443	$289,428
Accounts receivable, net	1,231	78,649
Other receivables	11,671	-
Prepaid expenses	313,576	31,535
Total current assets	1,041,921	399,612

Deposits	6,300	6,300
Notes receivable - related parties	50,000	50,000
Purchased technology, net	19,151,139	14,697,529
Equity securities at fair value	5,810,495	5,748,050
Total assets	$26,059,855	$20,901,491

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,667,240	$2,941,108
Accrued expenses	262,271	269,971
Deferred revenue	270	330
Interest payable	107,302	100,797
Short-term promissory notes	-	263,437
Current portion of SBA loans	1,893,357	1,885,800
Loan payable - bank	34,324	34,324
Total current liabilities	3,964,764	5,495,767

Long-term liabilities:
Long-term SBA loans, less current portion	492,443	500,000
Total liabilities	4,457,207	5,995,767

Commitments and contingencies	-	-

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 0 shares outstanding	-	-
Common stock, $.001 par value; 900,000,000 shares authorized, 6,847,899 and 2,192,226 shares issued and outstanding	6,848	2,192
Shares to be issued	-	200,000
Capital in excess of par value	57,001,947	42,525,294
Retained earnings (deficit)	(35,406,147)	(27,821,762)
Total stockholders’ equity	21,602,648	14,905,724
Total liabilities and stockholders’ equity	$26,059,855	$20,901,491

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	January 31, 2026	January 31, 2025	January 31, 2026	January 31, 2025

Revenue	$94,347	$152,682	$335,481	$465,437
Cost of revenue	1,823	7,155	11,109	37,156
Gross profit	92,524	145,527	324,372	428,281

Costs and expenses:
Consulting expense	268,032	63,555	428,718	240,581
Marketing	4,984	12,887	14,839	31,993
Rent	21,300	20,178	65,452	58,736
Payroll and payroll related expenses	1,097,998	815,024	3,747,881	2,701,318
General and administrative costs	874,545	921,575	3,646,922	3,794,013
Total costs and expenses	2,266,859	1,833,219	7,903,812	6,826,641
Operating loss	(2,174,335)	(1,687,692)	(7,579,440)	(6,398,360)

Other income (expense):
Interest expense	(24,076)	(10,376)	(72,347)	(30,441)
Interest income	630	400	11,671	1,200
Impairment expense	-	(1,300,000)	-	(1,300,000)
Loss on debt conversion	(10,815)	-	(10,815)	-
Amortization of intangible assets	(54,298)	(8,869)	(72,036)	(26,607)
Unrealized loss on equity securities, net	(49,950)	-	(5,005)	-
Insurance recovery	500,000	-	500,000	-
Accretion of short-term notes	-	-	(356,413)	-
Total other income (expense)	361,491	(1,318,845)	(4,945)	(1,355,848)
Net loss before taxes	(1,812,844)	(3,006,537)	(7,584,385)	(7,754,208)
Income tax expense (benefit)	-	-	-	-
Net loss	$(1,812,844)	$(3,006,537)	$(7,584,385)	$(7,754,208)

Basic loss per share	$(0.32)	$(1.57)	$(1.71)	$(6.93)
Diluted loss per share	$(0.32)	$(1.57)	$(1.71)	$(6.93)

Weighted average number of common shares outstanding:
Basic	5,612,356	1,915,367	4,432,039	1,119,479
Diluted	5,612,356	1,915,367	4,432,039	1,119,479

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Nine Months Ended January 31, 2026 and 2025 (Unaudited)

	Common Stock		Shares to	Capital in Excess of	Retained Earnings	Total
	Shares	Amount	Be Issued	Par Value	(Deficit)	Equity
Balance October 31, 2024	1,841,335	$1,842	$122,124	$41,550,465	$(4,268,108)	$37,406,323
Vesting of stock options	-	-	-	139,371	-	139,371
Warrant exercise	270,906	271	-	430,837	-	431,108
Net loss three months ended January 31, 2025	-	-	-	-	(3,006,537)	(3,006,537)
Balance January 31, 2025	2,112,488	$2,113	$122,124	$42,120,673	$(7,274,645)	$34,970,265

Balance October 31, 2025	4,917,899	$4,918	$-	$55,025,183	$(33,593,303)	$21,436,798
Vesting of stock options	-	-	-	368,523	-	368,523
Purchase of Rivetz technology	950,000	950	-	939,170	-	940,120
Purchase of Iverson technology	980,000	980	-	644,546	-	645,526
Debt conversion				24,545		24,525
Net loss three months ended January 31, 2026	-	-	-	-	(1,812,844)	(1,812,844)
Balance January 31, 2026	6,847,899	$6,848	$-	$57,001,947	$(35,406,147)	$21,602,648

Balance April 30, 2024	326,867	$327	$122,124	$37,338,594	$479,563	$37,940,608
Vesting of stock options	-	-	-	418,113	-	418,113
Round up of fractional shares	-	-	140	(140)	-	-
Warrant exercise	523,147	523	-	2,386,229	-	2,386,752
Reduction in shares to be issued	139,781	140	(140)	-	-	-
Sale of common stock	1,122,693	1,123	-	1,977,877	-	1,979,000
Net loss nine months ended January 31, 2025	-	-	-	-	(7,754,208)	(7,754,208)
Balance January 31, 2025	2,112,488	$2,113	$122,124	$42,120,673	$(7,274,645)	$34,970,265

Balance April 30, 2025	2,192,226	$2,192	$200,000	$42,525,294	$(27,821,762)	$14,905,724
Vesting of stock options	-	-	-	1,023,967	-	1,023,967
Reduction in shares to be issued	54,421	55	(200,000)	199,945	-	-
Debt conversion	138,686	139	-	324,386	-	324,525
Purchase of software license	500,000	500	-	2,839,500	-	2,840,000
Purchase of Rivetz technology	950,000	950	-	939,170	-	940,120
Purchase of Iverson technology	980,000	980	-	644,546	-	645,526
Warrant exercise	269,267	269	-	(269)	-	-
Sale of common stock	1,763,299	1,763	-	8,505,408	-	8,507,171
Net loss nine months ended January 31, 2026	-	-	-	-	(7,584,385)	(7,584,385)
Balance January 31, 2026	6,847,899	$6,848	$-	$57,001,947	$(35,406,147)	$21,602,648

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	January 31, 2026	January 31, 2025
OPERATING ACTIVITIES
Net loss	$(7,584,385)	$(7,754,208)
Adjustment to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,023,967	418,113
Receipt of equity in lieu of cash	(67,450)	(39,694)
Unrealized loss on equity securities	5,005	-
Accretion of short-term notes	356,413	-
Impairment of assets	-	1,300,000
Amortization of intangible assets	72,036	26,607
Changes in non-cash working capital balances:
Accounts receivable	77,418	134,849
Other receivables	(11,671)	(1,200)
Prepaid expenses	(282,041)	(12,811)
Accounts payable and accrued expenses	(1,281,568)	1,308,085
Deferred revenue	(60)	(106)
Accrued interest payable	31,030	5,735
Net cash used in operating activities	(7,661,306)	(4,614,630)

INVESTING ACTIVITIES
Purchase of intangible assets – Rivetz acquisition	(100,000)	-
Net cash used in investing activities	(100,000)	-

FINANCING ACTIVITIES
Payment of short-term notes	(619,850)	-
Proceeds from short-term notes	300,000	-
Proceeds from exercise of warrants	-	2,386,752
Proceeds from sale of common stock	8,507,171	1,979,000
Net cash provided by financing activities	8,187,321	4,365,752

Net increase (decrease) in cash	426,015	(248,878)
Cash and cash equivalents, beginning of the period	289,428	863,182
Cash and cash equivalents, end of the period	$715,443	$614,304

Supplemental disclosure of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$38,168	$24,703

Supplemental Non-Cash Financing Information:
Common stock issued for the perpetual Horizon software license	$2,840,000	$-
Common stock issued for the Rivetz technology	$940,120	$-
Common stock issued for the Iverson technology	$645,526	$-
Stock issued for debt conversion	$300,000	$-

See Accompanying Notes to the Condensed Consolidated Financial Statements

NETCAPITAL INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended January 31, 2026 and 2025 (Unaudited)

Note 1– Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Netcapital Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended January 31, 2026, are not necessarily indicative of the results that may be expected for the fiscal year ended April 30, 2026. For further information, refer to the audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended April 30, 2025.

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

Recent Accounting Pronouncements

In January 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The amendments clarify the scope of ASC 718 by providing additional illustrative guidance to help entities determine whether profits interest awards or similar arrangements should be accounted for under Topic 718 or other applicable guidance. The Company adopted this guidance on May 1, 2025. Adoption of the standard did not have a material impact on the Company’s financial statements or disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures. The standard requires public business entities to provide additional disclosures in the notes to the financial statements that disaggregate certain income statement expense captions into specified natural expense categories, including purchases of inventory, employee compensation, depreciation, and amortization. The amendments are intended to improve transparency regarding the nature of expenses included in commonly presented income statement captions. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that adoption of this guidance will have on its financial statement disclosures.

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures—Clarifying the Effective Date. This update clarifies the effective date guidance in ASU 2024-03 to ensure that entities with non-calendar fiscal year ends are not required to initially adopt the disclosure requirements in an interim reporting period. The amendments do not change the underlying disclosure requirements of ASU 2024-03. The Company is currently evaluating the impact of this guidance on its financial statement disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Note 2 – Concentrations

For the three months ended January 31, 2026, the Company had one customer that constituted 22% of revenue, a second customer that constituted 15% of revenue and a third customer that accounted for 14% of revenue. For the nine months ended January 31, 2026, the Company had one customer that constituted 43% of revenue. For the three months ended January 31, 2025, the Company had one customer that constituted 17% of its revenue, and for the nine months ended January 31, 2025, the Company had one customer that constituted 16% of its revenue.

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

Deferred Revenue

Deferred revenue represents billings or payments received in advance of revenue recognition and are recognized upon transfer of control. Balances consist primarily of annual plan subscription services and professional services not yet provided as of the balance sheet date. Deferred revenue that will be recognized during the succeeding twelve-month period is recorded as current deferred revenue in the consolidated balance sheets, with the remainder recorded as other non-current liabilities in the consolidated balance sheets.

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

Remaining Performance Obligations

The Company’s subscription terms are typically less than one year. All of the Company’s revenue in the three and nine months ended January 31, 2026, which amounted to $94,347 and $335,481, respectively, are considered contract revenue. Contract revenue as of January 31, 2026 and April 30, 2025, which has not yet been recognized, amounted to $270 and $330, respectively, and is recorded on the balance sheet as deferred revenue. The Company expects to recognize revenue on all of its remaining performance obligations over the next 12 months.

Disaggregation of Revenue

Revenue is derived from fees earned from the Company’s online platform services. These services include fees earned from facilitating capital raises for issuers through the Company’s online platform, including offerings conducted pursuant to Regulation CF, Regulation A, and Rule 506(c). The Company’s customers are primarily U.S.-based companies and there are no significant geographic concentrations of revenue.

Revenue by source consist of the following:

	Three Months Ended Jan. 31, 2026	Three Months Ended Jan. 31, 2025	Nine Months Ended Jan. 31, 2026	Nine Months Ended Jan. 31, 2025
Fees from online services	$94,347	$152,682	$335,481	$465,437
Total revenue	$94,347	$152,682	$335,481	$465,437

Note 4 – Earnings Per Common Share

Net income per common and diluted share were calculated as follows for the three- and nine-month periods ended January 31, 2026 and 2025:

	Three Months Ended January 31, 2026	Three Months Ended January 31, 2025	Nine Months Ended January 31, 2026	Nine Months Ended January 31, 2025
Net income (loss) attributable to common stockholders – basic	$(1,812,844)	$(3,006,537)	$(7,584,385)	$(7,754,208)
Adjustments to net income	—	—	—	—
Net income (loss) attributable to common stockholders – diluted	$(1,812,844)	$(3,006,537)	$(7,584,385)	$(7,754,208)

Weighted average common shares outstanding - basic	5,612,356	1,915,367	4,432,039	1,119,479
Effect of dilutive securities	—	—	—	—
Weighted average common shares outstanding – diluted	5,612,356	1,915,367	4,432,039	1,119,479

Earnings (loss) per common share - basic	$(0.32)	$(1.57)	$(1.71)	$(6.93)
Earnings (loss) per common share - diluted	$(0.32)	$(1.57)	$(1.71)	$(6.93)

Outstanding vested warrants to purchase 2,317,723 shares of common stock are not included in the calculation of earnings per share for the three- and nine-month periods ended January 31, 2026, because their effect is anti-dilutive. Outstanding vested warrants to purchase 614,866 shares of common stock are not included in the calculation of earnings per share for the three- and nine-month periods ended January 31, 2025 because their effect is anti-dilutive.

Outstanding vested options to purchase 132,269 shares of common stock are not included in the calculation of earnings per share for the three- and nine-month periods ended January 31, 2026 because their effect is anti-dilutive.

Outstanding vested options to purchase 15,252 shares of common stock are not included in the calculation of earnings per share for the three- and nine-month periods ended January 31, 2025 because their effect is anti-dilutive.

Note 5 – Principal Financing Arrangements

The following table summarizes components of debt as of January 31, 2026 and April 30, 2025:

	January 31, 2026	April 30, 2025	Interest Rate

U.S. SBA loan	$500,000	$500,000	3.75%
U.S. SBA loan	1,885,800	1,885,800	1.0%
Loan payable – bank	34,324	34,324	9.75%
Convertible promissory notes	—	161,787	12.0%
Notes payable	—	101,650	8.0%
Total Debt	2,420,124	2,683,561
Less: current portion of long-term debt	1,927,681	2,183,561
Total long-term debt	$492,443	$500,000

The Company owes $34,324 as of January 31, 2026 and April 30, 2025 to Chase Bank. For the loan from Chase Bank, the Company pays interest only on a monthly basis, which is calculated at a rate of 9.75% per annum as of January 31, 2026.

On June 17, 2020 the Company borrowed $500,000 (the “June Loan”), and on February 2, 2021, the Company borrowed $1,885,800 (the “February Loan”) from a U.S. Small Business Administration (“SBA”) loan program.

The June Loan required installment payments of $2,437 monthly, beginning on June 17, 2021, over a term of thirty years. However, the SBA postponed the first installment payment for 18 months, and the first payment became due on December 17, 2022. The monthly payments of $2,437 are first applied to accrued interest payable. The monthly payments will not be applied to any of the outstanding principal balance until August 17, 2026. Consequently, for the June Loan, $495,840 is classified as a long-term liability and $4,160 is classified as a current liability. Interest accrues at a rate of 3.75% per annum. The Company agreed to grant a continuing security interest in its assets to secure payment and performance of all debts, liabilities, and obligations to the SBA. The June Loan was personally guaranteed by the Company’s Chief Financial Officer. Accrued interest payable on the June Loan amounted to $12,856 and $20,611 as of January 31, 2026 and April 30, 2025, respectively.

The February Loan bears interest at a rate of 1% per annum and the due date of the first payment has been postponed by the SBA because the Company has applied for forgiveness of the February Loan. Accrued interest payable on the February Loan amounted to $94,446 and $80,186 as of January 31, 2026 and April 30, 2025, respectively.

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

On April 29, 2025, the Company entered into a private financing transaction with a single accredited investor and issued an unsecured, non-convertible promissory note in the principal amount of $200,000. The note was issued at a 50% OID for gross proceeds of $100,000. The note contained interest at 8% per annum, matured on July 31, 2025, and was prepayable at any time without penalty. In the event of default, the interest rate increased to 20% per annum. As of January 31, 2026, the note and accrued interest was paid in full. As of April 30, 2025, the unamortized OID was $98,350, and the note was recorded on the balance sheet at a net carrying amount of $101,650.

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

On May 1, 2025, the Company completed a private financing transaction with a single accredited investor and issued an unsecured, non-convertible promissory note in the principal amount of $400,000. The note was issued at a 50% OID for gross proceeds of $200,000. The note contained interest at 8% per annum, matured three months from the issuance date, or August 1, 2025, and was prepayable at any time without penalty. In the event of default, the interest rate increased to 20% per annum. As of January 31, 2026, the note and accrued interest were paid in full.

Note 6 – Income Taxes

For the three and nine months ended January 31, 2026 and 2025, the Company recorded no income tax expense due to the net loss recorded in each period.

Note 7 – Related Party Transactions

Netcapital Systems LLC, a Delaware limited liability company (“Systems DE”), of which Jason Frishman, Founder, owns a 29% interest, owns 24,447 shares of common stock, or 0.4% of the Company’s 6,847,899 outstanding shares as of January 31, 2026. The Company paid Systems DE $0 and $285,000 in the three- and nine-month periods ended January 31, 2026, respectively, and $95,000 in the three- and nine-month periods ended January 31, 2025, for use of the software that runs the website www.netcapital.com. As of January 31, 2026 and April 30, 2025, the Company has accounts payable to Systems DE of $285,000.

Cecilia Lenk, the Chief Executive Officer of Netcapital Advisors Inc., (“Advisors”), our wholly owned subsidiary, is a member of the board of directors of KingsCrowd Inc. As of January 31, 2026 and April 30, 2025, the Company owned 3,209,685 shares of KingsCrowd Inc., valued at $577,743.

Cecilia Lenk, the Chief Executive Officer of Advisors is a member of the board of directors of Deuce Drone LLC. As of January 31, 2026 and April 30, 2025, the Company owns 2,350,000 membership interest units of Deuce Drone LLC, valued at $0.

Compensation to officers in the three- and nine-month periods ended January 31, 2026 consisted of stock-based compensation valued at $323,048 and $887,543, respectively, and cash salary of $220,031 and $1,210,130, respectively.

Compensation to officers in the three- and nine-month periods ended January 31, 2025 consisted of stock-based compensation valued at $93,896 and $281,689, respectively, and cash salary of $216,294 and $741,311, respectively.

Compensation to a related party employee, John Fanning Jr., son of our CFO, for the three- and nine-month periods ended January 31, 2026 consisted of cash wages of $16,668 and $42,367, respectively and in the three- and nine-month periods ended January 31, 2025 consisted of cash wages of $13,461 and $35,478, respectively. This employee is also the controlling shareholder of Zelgor Inc. (“Zelgor”). As of January 31, 2026 and April 30, 2025, the Company has a note receivable of $50,000 from Zelgor and the Company owned 1,400,000 shares of Zelgor, which are valued at $1,400,000. Accrued interest receivable, at a rate of 5% per annum on the Zelgor note, amounted to $11,041 as of January 31, 2026.

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

Note 8 – Stockholders’ Equity

On March 25, 2025, the Company filed articles of amendment (the “Articles of Amendment”) to our Articles of Incorporation, as amended, with the Utah Department of Commerce, Division of Corporations and Commercial Code to authorize 10,000,000 shares of “blank check” preferred stock. Following the filing of the Articles of Amendment, the Company has the authority to issue 910,000,000 shares of capital stock, such total shares consisting of (i) 900,000,000 shares of common stock and (ii) 10,000,000 shares of preferred stock. There were 6,847,899 and 2,192,226 shares of the Company’s common stock outstanding as of January 31, 2026 and April 30, 2025, respectively. No preferred shares have been issued.

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

On June 8, 2025, the Company granted 55,000 stock options to each of Martin Kay, Chief Executive Officer, and Coreen Kraysler, Chief Financial Officer, under the 2023 Omnibus Equity Incentive Plan. These options have an exercise price of $2.68 per share, vest immediately and expire four years from the grant date.

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

On December 3, 2025, the Company entered into an Asset Purchase Agreement with Rivetz Corp. pursuant to which the Company acquired substantially all intellectual property assets associated with the Rivetz Network, including software, technology, and related intellectual property rights. The purchase price consisted of the issuance of 950,000 shares of the Company’s common stock and a cash payment of $100,000. The equity consideration was valued using the Company’s closing stock price of $0.9896 per share on the acquisition date. The total purchase price allocated to the acquired technology and intellectual property was $1,040,120.

On December 7, 2025, the Board appointed Kevin Kilduff, as its General Counsel. In addition, on December 7, 2025, the Company granted Mr. Kilduff 1,000,000 shares of its common stock (“Restricted Stock”) as a Restricted Stock Award under the Company’s 2023 Omnibus Equity Incentive Plan in accordance with NASDAQ Listing Rule 5635(c)(4) to Mr. Kilduff to induce him to accept employment with the Company as its General Counsel. The shares are subject to forfeiture based on the Company achieving specified gross revenue thresholds during a one-year measurement period. If gross revenue during the measurement period is less than $900,000, none of the shares vest and all shares are forfeited. If gross revenue equals or exceeds $1,500,000, all shares vest. If gross revenue is between these amounts, the shares vest on a straight-line interpolated basis.

The award contains a performance condition as defined in ASC 718. In accordance with ASC 718-10-25-20, compensation cost for an award with a performance condition is recognized only when it is probable that the performance condition will be satisfied. As of January 31, 2026, management concluded that achievement of the performance condition was not yet probable. Accordingly, no stock-based compensation expense related to this award has been recognized in the accompanying financial statements.

Although the shares were legally issued and are currently votable, because the shares are subject to forfeiture based on the achievement of a performance condition and the condition was not considered probable as of January 31, 2026, the shares are not considered outstanding for accounting purposes until the performance condition becomes probable or the shares vest. If the performance condition is achieved, compensation expense will be recognized based on the grant-date fair value of the shares over the requisite service period.

On January 2, 2026, the Company entered into an Asset Purchase Agreement with Iverson Design, LLC (“Iverson Design”) pursuant to which the Company acquired substantially all of the intellectual property and digital design assets of Iverson Design, including software, digital content, websites, domain names, and related intellectual property. The purchase price consisted of the issuance of 980,000 shares of the Company’s common stock. The shares were valued using the Company’s closing stock price of $0.6587 per share on the acquisition date, resulting in a total acquisition value of $645,526.

Note 9 – Fair Value

The Fair Value Measurements Topic of the FASB Accounting Standards Codification establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

●	Level 1: inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the company has the ability to access at the measurement date.

●	Level 2: inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

●	Level 3: inputs are unobservable inputs for the asset or liability.

Financial assets measured at fair value on a recurring basis are summarized below as of January 31, 2026 and April 30, 2025:

	Level 1	Level 2	Level 3	Total
January 31, 2026
Equity securities at fair value	$—	$5,810,495	$—	$5,810,495

April 30, 2025
Equity securities at fair value	$—	$5,748,050	$—	$5,748,050

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

For the three and nine months ended January 31, 2026, stock-based compensation expense amounted to $368,523 and $1,023,967, respectively. For the three and nine months ended January 31, 2025, stock-based compensation expense amounted to $139,371 and $418,113, respectively.

The table below presents the components of compensation expense for the issuance of shares of common stock and stock options to employees and consultants for the three- and nine-month periods ended January 31, 2026 and 2025.

Stock-based compensation expense	Three Months Ended Jan. 31, 2026	Three Months Ended Jan. 31, 2025	Nine Months Ended Jan. 31, 2026	Nine Months Ended Jan. 31, 2025
Former Chief Executive Officer (1)	$291,645	$62,493	$604,982	$187,479
Chief Financial Officer	14,914	14,914	233,093	44,742
Chief Executive Officer, Advisors	1,575	1,575	4,726	4,726
Founder	14,914	14,914	44,742	44,742
Employee and consultant options	45,475	45,475	136,424	136,424
Total stock-based compensation expense	$368,523	$139,371	$1,023,967	$418,113

(1)	Mr. Kay resigned as an officer and director on December 3, 2025.

Note 11 – Deposits and Commitments

The Company utilizes office space at 1 Lincoln Street in Boston, Massachusetts, under an office membership agreement. The Company pays a monthly membership fee of approximately $7,300. The agreement is cancellable by the Company with 60 days’ notice. As of January 31, 2026 and April 30, 2025, the Company had a refundable security deposit of $6,300 related to the agreement.

Note 12 – Intangible Assets

Intangible assets with finite useful lives are recorded at cost and amortized on a straight-line basis over the period in which the assets are expected to contribute to future cash flows. The estimated useful lives are based on the period of the underlying contractual rights or the period over which the assets are expected to generate economic benefits. Intangible assets with indefinite useful lives are recorded at cost and are not amortized but are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. An impairment loss is recognized when the carrying value of an asset exceeds its estimated recoverable amount.

On June 26, 2025, the Company entered into a Horizon Software Agreement with Horizon Globex GmbH (“Horizon”), pursuant to which Horizon granted the Company a royalty-free, paid-up, non-exclusive, perpetual, irrevocable, and unrestricted license to use Horizon’s proprietary software with the Company’s branding and image in the United States to provide capital-raising and secondary trading services to its clients. In consideration for the license, the Company issued 500,000 shares of its common stock to Horizon. The license was valued at $2,840,000 and is classified as an indefinite-lived intangible asset.

On December 3, 2025, the Company entered into an Asset Purchase Agreement with Rivetz Corp. pursuant to which the Company acquired substantially all intellectual property assets associated with the Rivetz Network, including software, technology, and related intellectual property rights. The purchase price consisted of the issuance of 950,000 shares of the Company’s common stock and a cash payment of $100,000. The equity consideration was valued using the Company’s closing stock price of $0.9896 per share on the acquisition date. The total purchase price allocated to the acquired technology and intellectual property was $1,040,120. The acquired technology is being amortized over its estimated useful life of five years.

On January 2, 2026, the Company entered into an Asset Purchase Agreement with Iverson Design pursuant to which the Company acquired substantially all of the intellectual property and digital design assets of Iverson Design, including software, digital content, websites, domain names, and related intellectual property. The purchase price consisted of the issuance of 980,000 shares of the Company’s common stock. The shares were valued using the Company’s closing stock price of $0.6587 per share on the acquisition date, resulting in a total acquisition value of $645,526. The acquired technology and intellectual property are being amortized over their estimated useful life of five years.

The following table sets forth the major categories of the intangible assets as of January 31, 2026 and April 30, 2025:

	January 31, 2026	April 30, 2025

Acquired users	$14,271,836	$14,271,836
License agreement	2,840,000	-
Acquired brand	532,118	532,118
Rivetz technology	1,040,120	-
Iverson technology	645,526	-
Total intangible assets	19,329,600	14,803,954
Less: accumulated amortization	178,461	106,425
Net intangible assets	$19,151,139	$14,697,529

As of January 31, 2026, the weighted average remaining useful life of the Company’s amortizable intangible assets, including technology, software platforms, trade names, professional practice assets, literary works, and domain names, was approximately 9.3 years.

Note 13 – Investments

During the three- and nine-month periods ended January 31, 2026, the Company received equity securities from 4 and 9 issuers, respectively, that completed securities offerings on the Netcapital Funding Portal. As part of its compensation structure, the Company receives a fee of 1% of the equity securities sold on the funding portal in addition to cash fees. As of January 31, 2026, the Company’s funding portal received equity fee payments from a total of 70 issuers, which have an aggregate value of $282,185, as compared to 61 issuers with an aggregate value of $169,790 as of April 30, 2025. In the three- and nine-month periods ended January 31, 2026, the Company recorded $3,745 and $67,451 in revenue from the receipt of equity securities. In the three- and nine-month periods ended January 31, 2025, the Company recorded $7,012 and $35,946 in revenue from the receipt of equity securities. In the nine months ended January 31, 2026 the Company also recognized an unrealized gain of $44,945 from changes in observable prices of investment securities owned by the Company, as compared to no unrealized gains or losses in the nine months ended January 31, 2025. The unrealized gain of $44,945 was offset by an unrealized loss in the value of an investment in C-Reveal Therapeutics, LLC, of $49,950, resulting in a net unrealized loss on equity securities of $5,005 for the 9 months ended January 31, 2026.

In May 2022, the Company received 1,764,706 units of Reper LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.68 per unit based on a sales price of $0.68 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,200,000. As of January 31, 2026 and April 30, 2025, the Company owned 1,764,706 units which are valued at $1,200,000.

In April 2022, the Company received 3,000,000 units of Cust Corp. as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.40 per unit based on a sales price of $0.40 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $1,200,000. As of January 31, 2026 and April 30, 2025, the Company owned 3,000,000 units which are valued at $1,200,000.

In January 2022, the Company received 1,700,000 units of ScanHash LLC as a payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.25 per unit based on a sales price of $0.25 per unit on an online funding portal. The receipt of the units satisfied $425,000 of an accounts receivable balance. As of January 31, 2026 and April 30, 2025, the Company owned 1,700,000 units which are valued at $425,000.

In January 2022, the Company received 2,850,000 units of Hiveskill LLC as payment for services rendered in conjunction with a crowdfunding offering. The units are valued at $0.25 per unit based on a sales price of $0.25 per unit on an online funding portal. The receipt of the units satisfied an accounts receivable balance of $712,500. As of January 31, 2026 and April 30, 2025, the Company owned 2,850,000 units which are valued at $712,500.

In May 2020, the Company entered a consulting contract with a related party, Zelgor Inc. (“Zelgor”), which allowed the Company to receive 1,400,000 shares of common stock of Zelgor in return for consulting services. The Zelgor shares are valued at $1.00 per share based on a sales price of $1.00 per share on an online funding portal. As of January 31, 2026 and April 30, 2025, the Company owned 1,400,000 shares which are valued at $1,400,000.

In August 2019, the Company entered into a consulting agreement with KingsCrowd LLC, pursuant to which it earned 300,000 membership interest units in exchange for services. These units were valued at $1.80 per unit, totaling $540,000. In December 2020, KingsCrowd converted to a corporation and each membership interest unit converted into 12.71915 shares of common stock, resulting in the Company holding 3,815,745 shares. In June 2022, the Company sold 606,060 shares for proceeds of $200,000 and recognized a realized loss of $406,060. As of January 31, 2026 and April 30, 2025, the Company held 3,209,685 shares.

During fiscal 2024, KingsCrowd disclosed in regulatory filings that it sold shares at $0.16 per share. Based on this observable price change, the Company recorded an unrealized loss of $2,696,135 on its investment for the year ended April 30, 2024. In fiscal 2025, KingsCrowd completed a Regulation CF offering at $0.18 per share, resulting in an unrealized gain of $64,193. No other price changes have been observed. Accordingly, the Company valued its investment in KingsCrowd at $577,743 as of January 31, 2026 and April 30, 2025.

During fiscal 2019, the Company entered a consulting contract with Systems DE, which allowed the Company to receive up to 1,000 membership interest units of Systems DE in return for consulting services. The Company earned all 1,000 Systems DE units but sold 472 units in fiscal 2020. As of January 31, 2026 and April 30, 2025, the Company owned 528 Systems DE units, at a value of $1,985.

In July 2020 the Company entered a consulting agreement with Vymedic, Inc. for a $40,000 fee over a 5-month period. Half the fee was payable in stock and half was payable in cash. As of January 31, 2026 and April 30, 2025, the Company owned 4,000 units, at a value of $11,032.

In August 2020 the Company entered a consulting agreement with C-Reveal Therapeutics LLC (“CRT”). for a $120,000 fee over a 12-month period. $50,000 of the fee was payable in CRT units. As of January 31, 2026 and April 30, 2025, the Company owned 5,000 units, at a value of $50 and $50,000, respectively. Due to an observable price change during the quarter ended January 31, 2026, the Company recorded an unrealized loss of $49,950 in the three months ended January 31, 2026.

The following table summarizes the components of investments as of January 31, 2026 and April 30, 2025:

	January 31, 2026	April 30, 2025

Systems DE	$1,985	$1,985
Zelgor Inc.	1,400,000	1,400,000
Vymedic Inc.	11,032	11,032
C-Reveal Therapeutics LLC	50	50,000
Cust Corp.	1,200,000	1,200,000
Hiveskill LLC	712,500	712,500
ScanHash LLC	425,000	425,000
Kingscrowd Inc.	577,743	577,743
Reper LLC	1,200,000	1,200,000
Issuers that paid a 1% equity fee to the funding portal	282,185	169,790
Total	$5,810,495	$5,748,050

The above investments in equity securities are within the scope of ASC 321. The Company monitors the investments for any changes in observable prices from orderly transactions. All investments are initially measured at cost and evaluated for changes in estimated fair value.

Note 14 – Going Concern Matters and Realization of Assets

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. However, at January 31, 2026, the Company had negative working capital of $2,922,843 and for the nine months ended January 31, 2026, the Company had an operating loss of $7,579,440 and net cash used in operating activities amounted to $7,661,306.

There can be no assurances that we will be able to achieve a level of revenue adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. The Company has turned its focus to its funding portal business, which saw a growth in revenue on a quarter-to-quarter basis in fiscal 2025, but a decline in revenue during fiscal 2026. The Company seeks to raise money from private placements, public offerings and/or bank financing. The Company’s management has determined, based on its recent history and the negative cash flow from operations, that it is unlikely that its plan will sufficiently alleviate or mitigate, to a sufficient level, the relevant conditions or events noted above. To the extent that funds generated from any private placements, public offerings and/or bank financing, if available, are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the Company’s management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements. There can be no assurance that the Company will be able to achieve its business plan objectives or be able to achieve or maintain cash-flow-positive operating results. If the Company is unable to generate adequate funds from operations or raise sufficient additional funds, the Company may not be able to repay its existing debt, continue to operate its business network, respond to competitive pressures or fund its operations. As a result, the Company may be required to significantly reduce, reorganize, discontinue or shut down its operations. The financial statements do not include any adjustments that might result from this uncertainty.

Note 15 – Insurance Recovery

During the three and nine months ended January 31, 2026, the Company recognized an insurance recovery of $500,000 related to reimbursement of legal defense costs incurred in connection with ongoing investigations by the U.S. Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority (“FINRA”. These matters relate to subpoenas and testimony requests issued to the Company and certain current and former officers and employees.

The reimbursement was received under the Company’s management liability insurance policy covering the policy period June 23, 2023 through June 23, 2024. Under the terms of the policy, the Company is responsible for a retention of $150,000, after which the insurer agreed to reimburse certain defense costs, subject to a $500,000 aggregate sublimit applicable to these matters. During the nine months ended January 31, 2026, the insurer approved payment of the $500,000 aggregate sublimit for allowable defense costs incurred.

The Company recorded the $500,000 reimbursement as insurance recovery within other income in the condensed consolidated statements of operations for the three and nine months ended January 31, 2026. The SEC and FINRA investigations remain ongoing, and the Company continues to cooperate with the respective authorities.

Note 16 – Subsequent Events

The Company evaluated subsequent events through the date these financial statements were available to be issued.

On March 4, 2026, the Company received a Wells Notice from the staff of the U.S. Securities and Exchange Commission (the “SEC Staff”). In addition, certain current and former officers, directors, and employees of the Company received Wells Notices relating to the same matter.

The Wells Notices state that the SEC Staff has made a preliminary determination to recommend that the SEC bring an enforcement action against the Company and certain individuals. In the case of the Company, the SEC Staff indicated that it is considering recommending claims alleging violations of Section 17(a) of the Securities Act of 1933, as amended, Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(3)(B) of the Securities Exchange Act of 1934, as amended, and Rules 10b-5, 12b-20, 12a-1, 13a-11, and 13a-13 thereunder. In the case of the individuals, the SEC Staff indicated that it is considering recommending claims alleging violations of Section 17(a) of the Securities Act, Sections 10(b) and 13(b)(5) of the Exchange Act, and Rules 10b-5 and 13b2-1 thereunder, as well as aiding and abetting certain alleged violations by the Company.

A Wells Notice is not a formal allegation or a finding of wrongdoing. Rather, it is a notice that the SEC Staff has made a preliminary determination to recommend that the SEC authorize the filing of an enforcement action or administrative proceeding. Under SEC procedures, recipients of Wells Notices have the opportunity to respond to the SEC Staff before any decision is made by the SEC.

The Company intends to respond to the SEC Staff regarding the matters raised in the Wells Notices. The Company cannot predict the outcome of the Wells Notice process, any action that may be taken by the SEC, or the timing, costs, or other consequences of these matters. The Company is incurring, and expects to continue to incur, significant legal and other professional fees in connection with this matter. The Company is obligated, subject to the terms of indemnification agreements and applicable law, to indemnify each of the five individuals who received a Wells Notice for costs incurred in connection with the investigation, the Wells Notices, and any related proceedings. An unfavorable outcome could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows, reputation, ability to obtain financing, and the market price or listing of its securities.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

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

In addition, in November 2025, we announced plans to expand its platform to include support for compliant blockchain-based digital assets, amid accelerating interest in tokenized securities and tokenized real-world assets (RWAs) like real estate.

We provide private company investment access to accredited and non-accredited investors through (i) our online portal (www.netcapital.com), which is operated by our wholly owned subsidiaries Netcapital Funding Portal, Inc and (ii) our broker-deal subsidiary, Netcapital Securities. The Netcapital funding portal typically charges a $5,000 listing fee, a 4.9% portal fee for capital raised at closing, and beginning in fiscal year 2024, a 1% success fee paid for with equity of the funding portal customer. In addition, the portal generates fees for other ancillary services, such as rolling closes. Netcapital Advisors generated fees and equity stakes from consulting in select portfolio companies (“Portfolio Companies”) and non-portfolio clients. Given our limited staff, we did not seek consulting engagements in fiscal 2025 and we do not plan to seek them in fiscal 2026. With respect to services for Reg A offerings, Netcapital Securities charges a listing fee of up to $25,000 and a success fee of 4.9% of the capital raised by an issuer under Reg A.

We generated revenue of $335,481, with costs of service of $11,109, in the nine months ended January 31, 2026, for a gross profit of $324,372 as compared to revenue of $465,437, with costs of service of $37,156, in the nine months ended January 31, 2025, for a gross profit of $428,281.

The total number of offerings on the Netcapital funding portal in fiscal 2025 and 2024 that closed was 70 in each fiscal year, of which 21 and 17 offerings hosted on the Netcapital funding platform in fiscal 2025 and 2024, respectively, terminated their listings without raising the required minimum dollar amount of capital. For the three- and nine-month periods ended January 31, 2026, 8 and 18 issuers have launched an offering on the portal, respectively, as compared to 27 and 64 issuers that launched an offering in the three- and nine-month periods ended January 31, 2025, respectively. As of the date of this report, we have minority equity positions in 19 Portfolio Companies that have utilized the funding portal to facilitate their offerings, which equity was received as payment for services.

For the three months ended January 31, 2026, the Company had one customer that constituted 22% of revenue, a second customer that constituted 15% of revenue and a third customer that accounted for 14% of revenue. For the nine months ended January 31, 2026, the Company had one customer that constituted 43% of revenue. For the three months ended January 31, 2025, the Company had one customer that constituted 17% of its revenue, and for the nine months ended January 31, 2025, the Company had one customer that constituted 16% of its revenue.

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

Broker-Dealer Business

In November 2024, our wholly owned subsidiary, Netcapital Securities Inc. received approval from FINRA to become a FINRA-member broker dealer. We believe that by having a registered broker-dealer, it may create opportunities to expand the Company’s revenue base by hosting and generating additional fees from Reg A and Reg D offerings on the Netcapital platform, earning additional fees in connection with offerings that may result from the introduction of clients to other FINRA broker-dealers and expanding our distribution capabilities by leveraging strategic partnerships with other broker-dealers to distribute offerings of issuers that utilize the Netcapital platform to a wider range of investors in order to maximize market penetration and optimize capital raising efforts. As of the date of this report, Netcapital Securities has been engaged by five issuers seeking to raise capital via a Regulation D offering and one issuer seeking to raise capital via a Regulation A offering.

Our limited operating history and the uncertain nature of our future operations and the markets we address or intend to address make predictions of our future results of operations difficult. Our operations may never generate significant revenue, and we may not consistently achieve profitable operations.

Recent Developments

Rivetz Asset Purchase

On December 3, 2025, we purchased substantially all of Rivetz Corp.’s (“Rivetz”) assets related to its “Rivetz Network” which develops technology combining hardware-based cybersecurity with blockchain services for mobile and other computing devices pursuant to an asset purchase agreement for 950,000 shares of our common stock, par value $0.001 per share.

While we believe the Rivetz Network assets and related technology may enhance our ability to support offerings of tokenized securities under existing registration exemptions, we expect that generating revenue from these capabilities will require additional development, integration, compliance and commercialization efforts. These efforts may require additional financial resources, including funding for personnel, technology development, third-party service providers, and legal and regulatory compliance. We may seek additional capital to fund these efforts and there can be no assurance that such financing will be available on acceptable terms, or at all, or that we will generate revenue from these capabilities.

Kay Resignation and Separation Agreement

On December 3, 2025, Martin Kay resigned as our Chief Executive Officer, director and all other officer, director, board and committee positions with us.

Appointment of Chief Executive Officer and General Counsel

On December 7, 2025, we appointed Rich Wheeless as our Chief Executive Officer and Kevin Kilduff as our General Counsel.

Iverson Design Asset Purchase

In January 2026, we acquired substantially all assets from Iverson Design that primarily relate to its digital design studio business, including assets which facilitate providing creative services including graphic design, motion graphics, 2D/3D animation, visual effects, and related design and visualization services that incorporate AI-driven design methods. As consideration for the purchased assets, the Company issued 980,000 shares of our common stock, par value $0.001 per share.

Results of Operations

Comparison of the Three Months Ended January 31, 2026 and 2025

Our revenue for the three months ended January 31, 2026, decreased by $58,335, or approximately 38%, to $94,347, as compared to $152,682 during the three months ended January 31, 2025. The decrease in revenue was attributed to the lack of new issuers signing up for funding portal services. Only eight new issuers launched a crowdfunding campaign in the three months ended January 31, 2026, as compared to 28 offerings launched in the three months ended January 31, 2026.

In the three months ended January 31, 2026, we recorded $84,137 in funding portal revenue, consisting of portal fees of $34,582, listing fees of $45,809, and equity fees of $3,746, as compared to funding portal revenue of $152,406 in the three months ended January 31, 2025, consisting of portal fees of $100,087, listing fees of $37,500 and equity fees of $14,819. Five issuers successfully closed offerings in the three months ended January 31, 2026, as compared to eight issuers in the three months ended January 31, 2025. The components of revenue were as follows:

	Jan. 31, 2026	Jan. 31, 2025
Portal fees	$34,582	$100,087
Listing fees	45,809	37,500
Portal 1% equity fee	3,746	14,819
Broker-Dealer fees	10,000	-
Game site revenue	210	276
Total	$94,347	$152,682

Cost of revenue decreased by $5,332 to $1,823, or approximately 75% for the three months ended January 31, 2026, from $7,155 during the three months ended January 31, 2025. The decrease was attributed to lower revenue.

Payroll and payroll related expenses increased by $282,974, or approximately 35%, to $1,097,998 for the three months ended January 31, 2026, as compared to $815,024 during the three months ended January 31, 2025. The increase was attributed to the hiring of an AI specialist and a general counsel, in addition to salary increases for certain key positions, to assist with employee retention.

Rent expense increased by $1,122, or approximately 6%, to $21,300 for the three months ended January 31, 2026, as compared to $20,178 during the three months ended January 31, 2025. The increase was primarily attributed to a new office-space agreement.

General and administrative expenses decreased by $47,030, or approximately 5%, to $874,545 for the three months ended January 31, 2026, from $921,575 during the three months ended January 31, 2025. The decrease was partially attributable to lower legal fees in fiscal 2026. We incurred approximately $412,000 in legal costs in the three months ended January 31, 2026, of which approximately 86% were related to legal fees responding to ongoing investigations by the U.S. Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority (“FINRA”), including subpoenas and testimony requests issued to the Company and certain current and former officers and employees as compared to approximately $428,000 in legal costs in the three months ended January 31, 2025 of which approximately 65% were related to legal fees responding to the ongoing investigations by the SEC and FINRA discussed above. The Company anticipates that its legal fees will increase in future periods in response to the Wells Notice received on March 4, 2025. See “Part II-Item 1A. Risk Factors – We are involved in an ongoing SEC investigation, which could divert management’s focus, result in substantial investigation expenses and have an adverse impact on our reputation, financial condition, results of operations and cash flows” for additional information.

Consulting expense increased by $204,477, or approximately 322%, to $268,032 for the three months ended January 31, 2026, from $63,555 during the three months ended January 31, 2025. The increase was primarily attributed to a new consultant hired for the tokenization of real world assets, and payments to our former CEO, who is consulting for us over a one-year period.

Interest expense increased by $13,700 to $24,076, or approximately 132%, for the three months ended January 31, 2026, as compared to $10,376 during the three months ended January 31, 2025, due to default interest on retired notes.

During the three months ended January 31, 2026, the Company recorded no impairment expense, compared to $1,300,000 during the three months ended January 31, 2025. The impairment recorded in the prior-year period related to the Company’s investment in Netwire LLC, which management determined was impaired following significant changes in the investee’s management and operating outlook.

During the three months ended January 31, 2026, the Company recognized $500,000 of insurance recovery proceeds, compared to none in the three months ended January 31, 2025. The proceeds relate to the partial resolution of an insurance claim.

Comparison of the Nine Months Ended January 31, 2026 and 2025

Our revenue for the nine months ended January 31, 2026, decreased by $129,956, or approximately 28%, to $335,481, as compared to $465,437 during the nine months ended January 31, 2025.

In the nine months ended January 31, 2026, we recorded $335,481 in funding portal revenue, consisting of portal fees of $171,771, listing fees of $95,809, and equity fees of $67,451, as compared to funding portal revenue of $465,437 in the nine months ended January 31, 2025, consisting of portal fees of $297,627, listing fees of $127,500 and equity fees of $39,694. The decrease in revenue was primarily attributed to a decrease in the number of issuers raising capital on the funding portal’s platform. New offerings launched amounted to 18 issuers in the nine months ended January 31, 2026, as compared to 64 issuers in the nine months ended January 31, 2025. 10 issuers successfully closed offerings in the nine months ended January 31, 2026, as compared to 25 issuers in the nine months ended January 31, 2025.The components of revenue were as follows:

The components of revenue were as follows:

	Jan. 31, 2026	Jan. 31, 2025
Portal fees	$171,771	$297,627
Listing fees	95,809	127,500
Portal 1% equity fee	67,451	39,694
Game site revenue	450	616
Total	$335,481	$465,437

Cost of revenue decreased by $26,047 to $11,109 or approximately 70%, for the nine months ended January 31, 2026 from $37,156 during the nine months ended January 31, 2025. The decrease was primarily attributed to lower revenue.

Payroll and payroll related expenses increased by $1,046,563, or approximately 35%, to $3,747,881 for the nine months ended January 31, 2026, as compared to $2,701,318 during the nine months ended January 31, 2025. The increase was attributed to the hiring of an AI specialist and a general counsel, in addition to salary increases for certain key positions, to assist with employee retention.

Rent expense increased by $6,716, or approximately 11%, to $65,452 for the nine months ended January 31, 2026, as compared to $58,78 during the nine months ended January 31, 2025. The increase was primarily attributed to a new office-space agreement.

General and administrative expenses decreased by $147,091, or approximately 4%, to $3,646,761 for the nine months ended January 31, 2026, from $3,794,013 during the nine months ended January 31, 2025. The decrease was primarily attributable to lower professional fees in fiscal 2026, which amounted to $543,282 in the nine months ended January 31, 2026 as compared to $1,157,939 in the nine months ended January 31, 2025. This decrease was offset by an increase in legal fees. We incurred approximately $2,161,000 in legal costs in the nine months ended January 31, 2026, of which approximately 91% were related to legal fees responding to ongoing investigations by the SEC and FINRA, including subpoenas and testimony requests issued to the Company and certain current and former officers and employees as compared to approximately $1,442,000 in legal costs in the nine months ended January 31, 2025 of which approximately 83% were related to legal fees responding to ongoing investigations by the SEC and FINRA discussed above. The Company anticipates that its legal fees will increase in future periods in response to the Wells Notice received on March 4, 2025. See “Part II-Item 1A. Risk Factors – We are involved in an ongoing SEC investigation, which could divert management’s focus, result in substantial investigation expenses and have an adverse impact on our reputation, financial condition, results of operations and cash flows” for additional information.

Consulting expenses increased by $188,137, or approximately 78%, to $428,718 for the nine months ended January 31, 2026 from $240,581 during the nine months ended January 31, 2025. The increase was primarily attributed to a new consultant hired for the tokenization of real world assets, and payments to our former CEO, who is consulting for us over a one-year period.

Interest expense increased by $41,906 to $72,347, or approximately 138%, for the nine months ended January 31, 2026, as compared to $30,441 during the nine months ended January 31, 2025. The increase resulted from short-term borrowings in April and May 2025 that were paid off in September 2025.

The Company owned 8,989 shares of a funding portal issuer at a cost of $5.00 per share. On May 30, 2025, the issuer closed an offering at a price of $10.00 per share. As a result, the Company marked its investment to market and recorded an unrealized gain of $44,945 in the nine-month period ended January 31, 2026. This gain was netted against an unrealized loss of $49,050 from a mark-to-market adjustment of equity securities held by the Company, resulting in a net unrealized loss of equity securities of $5,005 for the nine months ended January 31, 2026.

During the nine months ended January 31, 2026, the Company recorded no impairment expense, compared to $1,300,000 during the nine months ended January 31, 2025. The impairment recorded in the prior-year period related to the Company’s investment in Netwire LLC, which management determined was impaired following significant changes in the investee’s management and operating outlook.

During the nine months ended January 31, 2026, the Company recognized $500,000 of insurance recovery proceeds, compared to none in the nine months ended January 31, 2025. The proceeds relate to the partial resolution of an insurance claim, and the Company expects to recognize additional proceeds in the fourth quarter of fiscal 2026 as the claim continues to be resolved.

Accretion on short-term notes increased to $356,413 for the nine months ended January 31, 2026. There was no accretion on short-term notes recorded during the nine months ended January 31, 2025. During 2025, the Company sold 4 notes, and each note contained an original issuance discount that was accreted during the nine months ended January 31, 2026.

Liquidity and Capital Resources

As of January 31, 2026, we had cash and cash equivalents of $715,443 and negative working capital of $2,922,843 as compared to cash and cash equivalents of $289,428 and negative working capital of $5,096,155 as of April 30, 2025.

We have been successful in raising capital by completing offerings of our common stock.

On July 16, 2025, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we agreed to sell 641,712 shares of our common stock, at a purchase price of $4.675 per share for gross proceeds of approximately $3 million, prior to deducting placement agent’s fees and other offering expenses payable by us. Each share of common stock was also sold with a warrant to purchase one share of common stock with an exercise price of $4.55 per share. The shares were offered pursuant to our shelf registration statement on Form S-3 (File No. 333-267921), which was declared effective by the Securities Exchange Commission on October 26, 2022. This offering closed on July 17, 2025.

On July 2, 2025, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we agreed to sell 714,286 shares of our common stock, at a purchase price of $7.00 per share for gross proceeds of approximately $5 million, prior to deducting placement agent’s fees and other offering expenses payable by us. Each share of common stock was also sold with a warrant to purchase one share of common stock with an exercise price of $6.88 per share. We used approximately $320,000 of the net proceeds for repayment of outstanding promissory notes and intend to use the remainder for working capital and other general corporate purposes. The shares were offered pursuant to our shelf registration statement on Form S-3 (File No. 333-267921), which was declared effective by the Securities Exchange Commission on October 26, 2022. The offering closed on July 7, 2025.

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

Year over Year Changes

Net cash used in operating activities amounted to $7,661,306 and $4,614,630 for the nine months ended January 31, 2026 and 2025, respectively. The principal source of cash used in operating activities in the nine months ended January 31, 2026 was a decrease in accounts payable and accrued expenses of $1,281,568 and an increase in prepaid expenses of $282,041. The principal sources of cash from operating activities in the nine months ended January 31, 2026 were non-cash items, including stock-based compensation of $1,023,967 and accretion of short-term notes of $356,413. These amounts were offset by a loss of $7,584,385.

The principal sources of cash from operating activities in the nine months ended January 31, 2025 were non-cash items, including stock-based compensation of $418,113 and an increase in accounts payable and accrued expenses of $1,308,085. These amounts were offset by a loss of $7,754,208.

Net cash used in investing activities amounted to $100,000 for the nine months ended January 31, 2026. The cash used in investing activities consisted of a $100,000 cash payment related to the acquisition of assets associated with the Rivetz Network. The total purchase price for the Rivetz assets was $1,040,000, consisting of $100,000 in cash and $940,000 in shares of the Company’s common stock. The issuance of common stock was a non-cash investing activity and therefore did not impact the statement of cash flows. There were no investing activities during the nine months ended January 31, 2025.

For the nine months ended January 31, 2026, net cash provided by financing activities amounted to $8,187,321, which consisted primarily of proceeds from the sale of common stock of $8,507,171 and proceeds from short-term notes of $300,000. These amounts were partially offset by repayments of short-term notes of $619,850. For the nine months ended January 31, 2025, net cash provided by financing activities amounted to $4,365,752, which consisted of proceeds from the sale of common stock of $1,979,000 and proceeds from the exercise of warrants of $2,386,752.

In the nine months ended January 31, 2026 and 2025, there were no expenditures for capital assets. The Company does not anticipate any capital expenditures in fiscal 2026.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of January 31, 2026, our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, they concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

During the quarter ended January 31, 2026, we completed the implementation and testing of additional controls designed to remediate these issues. As a result of these actions and based on the testing performed, management has concluded that the previously identified material weakness and significant deficiency have been remediated as of January 31, 2026.

Changes in Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). During the quarter ended January 31, 2026, we implemented the following changes to our internal control over financial reporting, which were designed to remediate the previously identified material weakness and significant deficiency and which management believes have materially improved, and are reasonably likely to materially affect our internal control over financial reporting:

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

Other than the changes described above, there were no changes in our internal control over financial reporting during the quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceedings against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition. Notwithstanding the foregoing, our business, including our funding portal and broker-dealer subsidiaries are subject to extensive regulations. Regulatory bodies include, but are not limited to, the SEC, FINRA, and the Nasdaq Stock Market. As a result, from time to time, we may be subject to various regulatory inquiries, governmental investigations, or other claims arising in the ordinary course of our business related to our operations and/or compliance with applicable laws and regulations. Further, while the Company fully cooperates with such matters, the cost of responding to such matters, including legal fees can be extensive, and the outcome of any of these matters is inherently uncertain. These matters may also divert financial and management resources that would otherwise be used to benefit our operations. No assurances can be given that the results of these matters will be favorable to us, and an adverse outcome in any such matter could have a material adverse effect on our business, financial position, and results of operations.

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

We are involved in an ongoing SEC investigation, which could divert management’s focus, result in substantial investigation expenses and have an adverse impact on our reputation, financial condition, results of operations and cash flows

On March 4, 2026, the Company and certain of its current and former officers and other parties associated with it, including the Company’s former Chief Executive Officer and director and current consultant, Coreen Kraysler, Chief Financial Officer of the Company, John Fanning Sr., husband of Coreen Kraysler and advisor to the Company, Cecilia Lenk, director of the Company and Chief Executive Officer of the Company’s Netcapital Advisors Inc. subsidiary and Paul Riss, a director of the Company’s Netcapital Funding Portal, Inc. subsidiary, received “Wells Notices” from the staff of the SEC (the “SEC Staff”) stating that the SEC Staff made a preliminary determination to recommend that the SEC file an enforcement action against the Company and the individuals alleging, in the case of the Company violations of Section 17(a) of the Securities Act of 1933 (the “Securities Act”) and Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(3)(B) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rules 10b-5, 12b-20, 12a-1, 13a-11, and 13a-13 thereunder, and in the case of the individuals violations of Section 17(a) of the Securities Act and Sections 10(b) and 13(b)(5) of the Exchange Act and Rules 10b-5, and 13b2-1 thereunder, as well as aiding and abetting the Company in their violations. The Wells Notices informed the Company and the individuals that the SEC Staff has made a preliminary determination to recommend that the SEC file an enforcement action against the Company and each of the individuals that would allege certain violations of the federal securities laws. A Wells Notice is neither a formal allegation nor a finding of wrongdoing. Instead, it is a preliminary determination by the SEC Staff to recommend that the SEC file a civil enforcement action or administrative proceeding against the recipient. Under the SEC’s procedures, a recipient of a Wells Notice has an opportunity to respond in the form of a Wells submission that seeks to persuade the SEC that such an action should not be brought. Accordingly, the Company intends to make a submission to the SEC Staff in response to the Wells Notice setting forth why the factual record does not support the enforcement action recommended by the SEC Staff all of our transactions and filings were entered into and made in good faith. Although the Company intends to defend itself vigorously should the SEC authorize any legal action that does not comport with our view of the facts, we cannot predict the outcome of any legal action or whether the matters will result in any settlement. The ultimate outcome of the SEC investigation, any legal action by the SEC or any settlement could have a material adverse effect on our financial condition, results of operations and/or cash flows.

The Company cannot predict the results of the investigation and the Wells Notice process and any corresponding enforcement action against the Company and/or any of the identified individuals, and the costs, timing and other potential consequences of responding and complying therewith with any certainty. If the final determination is detrimental to the Company, we may lose business cooperation with our actual and/or potential customers and vendors, and it may be more difficult for the Company to obtain additional financing on favorable terms, if at all. Further, it may become more difficult for the Company to attract and retain key members of management, our board of directors and other key employees. The investigation, including any potential SEC enforcement action, continues to be expensive and disruptive, and the Company is obligated to indemnify each of the individuals for their costs associated with the investigation, the Wells Notices, and any resulting litigation with the SEC or related litigation brought by other parties, which may cause financial distress to the Company. Our insurance, to the extent maintained, may not cover all claims that may be asserted against the Company or the specified individuals, and the Company is unable to predict how long the investigation and any potential SEC enforcement action will continue. In addition, because the Company depends on Messrs. Fanning and Riss and Mss. Kraysler and Lenk, the loss of their services may adversely impact the achievement of the Company’s objectives. An unfavorable outcome may have an adverse impact on the Company’s business, financial condition, results of operations, prospects, reputation and/or the Company’s stock price. In addition, Nasdaq has broad discretion and may determine to delist our securities from the Nasdaq Capital Market or other applicable trading market within the U.S. Any proceeding could also negatively impact our reputation among our stakeholders.

Our financial situation creates doubt whether we will continue as a going concern.

At January 31, 2026, we had negative working capital of $2,922,843 and for the nine months ended January 31, 2026, we had an operating loss of $7,579,440 and net cash used in operating activities amounted to $7,661,306. There can be no assurances that we will be able to achieve a level of revenue adequate to generate sufficient cash flow from operations or additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements. Our management has turned our focus to our funding portal business, and we plan to use our funding portal experience to build a broker-dealer business, initially for Regulation A and Regulation D offerings. We plan to continue to seek to raise money from private placements, public offerings and/or bank financing. Our management has determined, based on its recent history and the negative cash flow from operations, that it is unlikely that its plan will sufficiently alleviate or mitigate, to a sufficient level, the relevant conditions or events noted above. To the extent that funds generated from any private placements, public offerings and/or bank financing, if available, are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms. Accordingly, our management has concluded that these conditions raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to achieve our business plan objectives or be able to achieve or maintain cash-flow-positive operating results. If we are unable to generate adequate funds from operations or raise sufficient additional funds, we may not be able to repay our existing debt, continue to operate our business network, respond to competitive pressures or fund our operations. As a result, we may be required to significantly reduce, reorganize, discontinue or shut down our operations.

We recently recognized impairments totaling $19.9 million to the value of several of our portfolio company investments. If we are required to impair the value of additional portfolio companies in the future, it could have a material adverse effect on our financial condition and result of operations.

On April 30, 2025, we conducted its quarterly evaluation of equity investments under Accounting Standards Codification (ASC) Topic 321, Investments – Equity Securities. Based on this review, we identified multiple investments that were impaired and recognized a total impairment expense of approximately $17.9 million and we recorded a total impairment expense of approximately $19.9 million in the year ended April 30, 2025. These impairments were based on qualitative indicators including the resignation of key personnel, cessation of operations, regulatory setbacks, failure to file required annual reports, or technological obsolescence, depending on the specific issuer. If we are required to impair the value of additional portfolio companies in the future, it could have a material adverse effect on our financial condition and result of operations.

Fluctuations in the Fair Value of Our Portfolio Company Investments Could Cause Significant Volatility in Our Financial Results and May Not Be Indicative of Operating Performance.

We hold minority equity interests in companies that were received as consideration for services, including equity securities received by our funding portal as a 1% equity fee from issuers that raise capital on our platform. These equity interests are generally illiquid, represent minority positions in early-stage companies, and are not traded on active public markets. Under U.S. GAAP, we measure these securities at fair value based on observable transaction prices when available, with changes in fair value recognized in earnings.

As of January 31, 2026, we owned equity interests in a total of 91 companies. Of these investments, 12 equity securities were determined to be impaired and carried at a fair value of $0. The remaining equity securities had an aggregate fair value of $5,810,496, including $282,185 attributable to issuers that paid a 1% equity fee to the funding portal.

The fair value of these investments may fluctuate materially from period to period due to changes in observable prices, issuer-specific developments, market conditions, and the limited nature of observable transactions for many of these securities. Because many of these investments lack active markets, the prices used to determine fair value may not reflect the amounts we could realize in an actual sale, if any, and declines in fair value could require us to recognize additional losses that materially and adversely affect our results of operations.

We recently stopped taking equity from portfolio clients, and if we are unable to replace the revenue generated by taking equity in select portfolio clients, it could have a material adverse effect on our financial position and results of operations

We recently stopped taking equity positions in select portfolio clients. We generated $3,440,000 in revenue from consulting services for equity securities in the fiscal year ended April 30, 2024 as compared to $0 in the fiscal year ended April 30, 2025. We have focused on online revenue products in fiscal 2025 and will continue to do so in fiscal 2026. However, if we are unable to replace the revenue we received from taking equity in select portfolio clients, it could have a material adverse effect on our financial position and results of operations.

We have experienced net losses in every fiscal period since July 31, 2023. We cannot assure you that we can or will be able to operate profitably.

We have incurred net losses in every fiscal period since July 31, 2023. During the nine months ended January 31, 2026 and the years ended April 30, 2025 and 2024, we incurred net losses of approximately $7.6 million, $28.3 million and $4.98 million, respectively, on a consolidated basis. There can be no assurance that we will not continue to incur net losses in the future. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress our value and could impair our ability to raise capital, expand our business, or even continue our operations.

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

In addition, the securities industry is highly regulated and many aspects of our business involve substantial risk of liability. In past years, there has been an increasing incidence of litigation involving the securities industry, including class action suits that generally seek substantial damages, including in some cases punitive damages. Compliance problems that are reported to federal, state and provincial regulators, exchanges or other self-regulatory organizations by dissatisfied customers are investigated by such regulatory bodies, and, if pursued by such regulatory bodies or such customers, may rise to the level of arbitration or disciplinary action. We are also subject to periodic regulatory audits and inspections for various federal, self-regulatory and state regulators. Any such audits and inspections could require significant amounts of management time, result in the diversion of significant operational resources, require us to change our business practices or products, result in sanctions being levied against us, including fines and censures, suspension or expulsion from a certain jurisdiction or market or the revocation or limitation of licenses, result in negative publicity, or otherwise harm our business and financial results.

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

We receive many regulatory inquiries each year in addition to being subject to frequent regulatory examinations. The great majority of these inquiries do not lead to fines or any further action against us. We are routinely the subject of regulatory inquiries regarding subjects including, but not limited to: anti-money laundering, compliance, registration, record-keeping, disclosure and other topics of recent regulatory interest. We have procedures for evaluating whether potential regulatory fines are probable, estimable and material and for updating its contingency reserves and disclosures accordingly. In the current climate, we expect that we may, from time to time, be subject to regulatory fines on various topics on an ongoing basis, as other regulated financial services businesses do. The amount of any fines, or operating restrictions on any or all of our licensed operations, and when and if they will be incurred, typically is impossible to predict given the nature of the regulatory process, and the cost of responding to such inquiries and matters can be significant.

An adverse proceeding or settlement as a result of regulatory inquiries could result in our with the SEC Uniform Net Capital Rule, which specifies minimum capital requirements intended to ensure general financial soundness and adequate liquidity Our failure to maintain the required net capital levels and protect customer assets could potentially result in immediate suspension of securities activities, suspension or expulsion by the SEC or FINRA, restrictions on our ability to expand our existing business or to commence new businesses, and could ultimately lead to the liquidation of our broker-dealer entity and winding down of our broker-dealer business. In addition, adverse proceedings or settlement as a result of regulatory inquiries could result in the loss of our registration as a funding portal at which point we would not be able to help issuers raise capital online which could have a material adverse effect on our business.

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenue.

We currently derive a significant portion of our revenue from a limited number of customers. There are inherent risks whenever a large percentage of total revenue are concentrated with a limited number of customers. For the three months ended July 31, 2025, we had one customer that constituted 73% of our revenue. For the three months ended January 31, 2026, we had one customer that constituted 23% of revenue, a second customer that constituted 13% of revenue and a third customer that accounted for 10% of revenue. For the nine months ended January 31, 2026, we had one customer that constituted 58% of revenue. For the three and nine months ended January 31, 2025, we had one customer that constituted 44% and 24% of revenue, respectively.

It is not possible for us to predict the future level of demand for our services that will be generated by these customers or new customers, or the future demand for the products and services of these customers or new customers. If any of these customers experience declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our products which could have an adverse effect on our margins and financial position and could negatively affect our revenue and results of operations and/or trading price of our common stock.

A significant portion of our total assets are held in equity securities of early-stage companies, which securities are illiquid and subject to volatility, which could have a material adverse effect on our financial condition and results of operations.

Payment related to the consulting and advisory services provided by Netcapital Advisors was often made through equity stakes from such customers. As of January 31, 2026 and April 30, 2025, approximately $5,810,495 and $5,748,050, respectively, of our holdings are issued by companies whose securities do not trade on public markets. The securities issued are typically in private companies with no established trading market for their securities, that often have limited operating histories, limited operating cash, and negative cash flows. Additionally, these securities are primarily restricted and are subject to legal holding periods pursuant to Rule 144 or other applicable exemptions. The stock price of such issuers is often volatile, unpredictable, and with limited liquidity, and the value of such securities on the date of receipt compared to the date when we are able to legally sell the securities may decrease significantly. The value ascribed to our assets in our financial statements as of a particular date may be materially greater than or less than the value that would be realized if our assets were to be liquidated as of such date. Accordingly, the value of such holdings may change over time due to factors that we do not control, such as issuance of securities by such companies at lower prices or other market factors. One such example of a change in value occurred in the period ended January 31, 2025, we recognized an unrealized loss of approximately $2.7 million on the value of our equity securities due to the decline in value of a single issuer, which represented an impairment of more than 80% of the previous value of our holdings in such issuer, which resulted in a reduction of our retained earnings. Changes to the value of our holdings could have a material adverse effect on our financial condition and results of operations.

If we do not maintain the net capital levels required by regulators, our broker-dealer business may be restricted and we may be fined or subject to other disciplinary or corrective actions.

The SEC, FINRA, and various state regulators have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. For example, our broker dealer is subject to the SEC Uniform Net Capital Rule, which specifies minimum capital requirements intended to ensure general financial soundness and adequate liquidity. Our failure to maintain the required net capital levels and protect customer assets could potentially result in immediate suspension of securities activities, suspension or expulsion by the SEC or FINRA, restrictions on our ability to expand our existing business or to commence new businesses, and could ultimately lead to the liquidation of our broker-dealer entities and winding down of our broker-dealer business. If such net capital rules are changed or expanded, if there is an unusually large charge against net capital, or if we make changes in our business operations that increase our capital requirements, capital-intensive operations could be limited. A large operating loss or charge against net capital could adversely affect our ability to maintain or expand our business.

The market for securities and real-world asset tokenization is highly competitive and fragmented.

The market for tokenization of securities and RWAs is highly competitive, rapidly evolving, and fragmented. Numerous established financial institutions, fintech companies, and emerging blockchain platforms are seeking to develop and commercialize tokenization products and services. While we believe our technology, experienced personnel, and reputation with customers provide competitive advantages, there can be no assurance that we will be able to achieve or maintain the market position we anticipate. Some of our competitors currently or may in the future have significantly greater financial, technical, and marketing resources, broader customer bases, and longer operating histories. As competition intensifies, we may be required to increase expenditures on research and development, marketing, or incentives, which could adversely affect our profitability. If we are unable to differentiate our offerings or maintain customer confidence in our platform, our growth prospects, financial condition, and results of operations could be materially and adversely affected.

Tokenization of securities and RWAs involves novel technological, operational, and cybersecurity risks.

Our efforts to tokenize securities and RWAs rely on emerging technologies that are untested at scale and subject to significant uncertainty. These activities expose us to risks including technological and operational risk, as blockchain networks, smart contracts, and related infrastructure may fail, contain errors, or become obsolete; (iii) cybersecurity and fraud risk, as tokenized assets and underlying blockchains may be targeted by malicious actors, subject to vulnerabilities, or used in connection with illicit activity; and (iv) valuation and volatility risk, as tokenized securities and RWAs may not maintain or increase in value and may be difficult to price accurately.

Transaction fees, network congestion, or failures in smart contract code could also impair our ability to support tokenized securities and RWAs. Any such technological or operational failures could lead to financial losses, customer disputes, or reputational damage, and could materially and adversely affect our business and prospects

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On March 4, 2026, the Company and certain of its current and former officers and other parties associated with it, received “Wells Notices” from the staff of the SEC. See “---Item 1A. Risk Factors – We are involved in an ongoing SEC investigation, which could divert management’s focus, result in substantial investigation expenses and have an adverse impact on our reputation, financial condition, results of operations and cash flows.” for additional information.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended January 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS.

Exhibit No.

3.1	Articles of Incorporation filed on April 25, 1984, incorporated by reference to Exhibit 3.1 to our Form 10 dated September 3, 2013.
3.2	Amendment to Articles of Incorporation filed on September 7, 1999, incorporated by reference to Exhibit 3.2 to our Form 10 dated September 3, 2013.
3.3	Amendment to Articles of Incorporation filed on December 4, 2003, incorporated by reference to Exhibit 3.3 to our Form 10 dated September 3, 2013.
3.4	Amendment to Articles of Incorporation filed on April 13, 2015, incorporated by reference to Exhibit 3.1.3 to our Form S-1 dated February 14, 2022.
3.5	Amendment to Articles of Incorporation filed on September 29, 2020, incorporated by reference to Exhibit 3.1 to our Form 8-K dated November 5, 2020 and filed on November 5, 2020.
3.6	By-Laws of ValueSetters, Inc, incorporated by reference to Exhibit 3.4 to our Form 10 dated September 3, 2013.
3.7	Amendment to Articles of Incorporation filed with the Utah Secretary of State on July 29, 2024, incorporated by reference to Exhibit 3.1 to our Form 8-K dated July 29, 2024 and filed with the SEC on August 2, 2024.
3.8	Amendment to Articles of Incorporation filed with the Utah Secretary of State on March 25, 2025, incorporated by reference to Exhibit 3.1 to our Form 8-K dated March 25, 2025 and filed with the SEC on March 28, 2025
10.39	Asset Purchase Agreement, dated December 3, 2025, by and between Netcapital Inc. and Rivetz Corp., incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2025
10.40	CEO Separation, Severance and Consulting Agreement dated December 3, 2025 between the Company and Martin Kay, incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2025
10.41	Rich Wheeless Employment Agreement dated December 7, 2025, incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on December 9, 2025
10.42*	Confidential Settlement Agreement and Release by and between Netcapital, Inc. and Netcapital Systems LLC on the one hand and Templum Inc. and Templum Markets LLC effective as of September 11, 2025, incorporated by reference to the registrant’s Registration Statement (333-289711) on Form S-1 filed with the SEC on February 2, 2026
10.43	Asset Purchase Agreement, dated January 2, 2026, by and between Netcapital Inc. and Iverson Design, LLC Corp., incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 8, 2026
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2025 is formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: March 19, 2026	NETCAPITAL INC.

	By:	/s/ Rich Wheeless
Rich Wheeless
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Coreen Kraysler
Coreen Kraysler Chief Financial Officer
(Principal Financial and Accounting Officer)

-36-